Form 10-K
period 2021-12-31
W. P. Carey Inc.
filed 2022-02-11
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of last business day of the registrant’s most recently completed second fiscal quarter: $13.7 billion.
As of February 4, 2022, there were 190,607,438 shares of Common Stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

W. P. Carey 2021 10-K – 1

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”) including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: our corporate strategy and estimated or future economic performance and results, including the general economic outlook and our expectations surrounding the continued impact of the novel coronavirus (“COVID-19”) pandemic on our business, financial condition, liquidity, results of operations, and prospects; underlying assumptions about our portfolio, including tenant rent collections and bankruptcies, as well as the estimated fair value of our investments and properties; the amount and timing of any future dividends; our future capital expenditure and leverage levels, debt service obligations, and any plans to fund our future liquidity needs; prospective statements regarding our access to the capital markets, including related to our credit ratings, ability to sell shares under our “at-the-market” program (“ATM Program”), and settlement of our Equity Forwards (as defined herein); the outlook for the investment programs that we manage, including possible liquidity events for those programs; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”); and the impact of recently issued accounting pronouncements and other regulatory activity.

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

W. P. Carey 2021 10-K – 2

PART I

Item 1. Business.

General Development of Business

W. P. Carey Inc. (“W. P. Carey”), together with our consolidated subsidiaries and predecessors, is an internally-managed diversified REIT and a leading owner of commercial real estate, net-leased to companies located primarily in the United States and Northern and Western Europe on a long-term basis. The vast majority of our revenues originate from lease revenue provided by our real estate portfolio, which is comprised primarily of single-tenant industrial, warehouse, office, retail, and self-storage facilities that are critical to our tenants’ operations. Our portfolio is comprised of 1,304 properties, net-leased to 352 tenants in 24 countries. As of December 31, 2021, approximately 63% of our contractual minimum annualized base rent (“ABR”) was generated by properties located in the United States and approximately 35% was generated by properties located in Europe. As of that same date, our portfolio included 20 operating properties, comprised of 19 self-storage properties and one hotel.

We also earn fees and other income by managing the portfolios of two remaining non-traded investment programs through our investment management business. We no longer sponsor new investment programs.

Founded in 1973, we became a publicly traded company listed on the New York Stock Exchange (“NYSE”) in 1998 and reorganized as a REIT in 2012. Our shares of common stock are listed on the NYSE under the ticker symbol “WPC.” Headquartered in New York, we also have offices in Dallas, London, and Amsterdam. For discussion of the impact of the COVID-19 pandemic on our business, see Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Developments.

Narrative Description of Business

Business Objectives and Strategy

Our primary business objective is to invest in a diversified portfolio of high-quality, mission-critical assets subject to long-term net leases with built-in rent escalators for the purpose of generating stable cash flows, enabling us to grow our dividend and increase long-term stockholder value.

Our investment strategy primarily focuses on owning and actively managing a diverse portfolio of commercial real estate that is net-leased to credit-worthy companies. We review and evaluate the fundamental value of the underlying real estate. We believe that many companies prefer to lease rather than own their corporate real estate because it allows them to deploy their capital more effectively into their core competencies. We specialize in sale-leaseback transactions, where we acquire a company’s critical real estate and then lease it back to them on a long-term, triple-net basis, which requires them to pay substantially all of the costs associated with operating and maintaining the property (such as real estate taxes, insurance, and facility maintenance). Compared to other types of real estate investments, sale-leaseback transactions typically produce a more predictable income stream and require minimal capital expenditures, which in turn generate revenues that provide our stockholders with a stable, growing source of income.

We believe that diversification across property type, tenant, tenant industry, and geographic location, as well as diversification of our lease expirations and scheduled rent increases, are vital aspects of portfolio risk management and accordingly have constructed a portfolio of real estate that we believe is well-diversified across each of these categories. We capitalize on our large portfolio and existing tenant relationships through accretive expansions, renovations, and follow-on deals. We actively manage our real estate portfolio to monitor tenant credit quality and lease renewal risks. We also maintain ample liquidity, a conservative capital structure, and access to multiple forms of capital.

Our business operates in two segments: Real Estate and Investment Management, as described herein and in Note 1. Our Real Estate segment generates the vast majority of our earnings through the lease revenues we earn from our real estate investments. Through our Investment Management segment, we earn asset management fees and other compensation from the management of $2.7 billion of assets of the following entities: (i) Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global”) and (ii) Carey European Student Housing Fund I, L.P. (“CESH”). On April 13, 2020, two of our former investment programs, Carey Watermark Investors Incorporated (“CWI 1”) and Carey Watermark Investors 2 Incorporated (“CWI 2”) (together, the “CWI REITs”), merged in an all-stock transaction (the “CWI 1 and CWI 2 Merger”). Following the close of the

W. P. Carey 2021 10-K – 3

CWI 1 and CWI 2 Merger, our advisory agreements with CWI 1 and CWI 2 were terminated and CWI 2 was renamed Watermark Lodging Trust, Inc. (“WLT”) (Note 3). As used herein, “Managed REITs” refers to CPA:18 – Global and the CWI REITs (through April 13, 2020). We refer to the Managed REITs and CESH as the “Managed Programs.” We continue to act as the advisor to the two remaining Managed Programs and currently expect to do so through the end of their respective life cycles (Note 3).

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

W. P. Carey 2021 10-K – 4

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

Asset Management

We believe that proactive asset management is essential to maintaining and enhancing property values. Important aspects of asset management include entering into new or modified transactions to meet the evolving needs of current tenants, re-leasing properties, credit and real estate risk analysis, building expansions and redevelopments, repositioning assets, sustainability and efficiency analysis and retrofits, and strategic dispositions. We regularly engage directly with our tenants and form long-term working relationships with their decision makers in order to provide proactive solutions and to obtain an in-depth, real-time understanding of tenant credit.

We monitor compliance by tenants with their lease obligations and other factors that could affect the financial performance of our real estate investments on an ongoing basis, which typically involves ensuring that each tenant has paid real estate taxes and other expenses relating to the properties it occupies and is maintaining appropriate insurance coverage. To ensure such compliance at our properties, we often engage the expertise of third parties to complete property inspections. We also review tenant financial statements and undertake regular physical inspections of the properties to verify their condition and maintenance. Additionally, we periodically analyze each tenant’s financial condition, the industry in which each tenant operates, and each tenant’s relative strength in its industry. The in-depth understanding of our tenants’ businesses and direct relationships with their management teams provides strong visibility into potential issues as well as additional investment opportunities. Our business intelligence platform provides real-time surveillance and early warning, allowing asset managers to work with tenants to enforce lease provisions, and where appropriate, consider lease modifications. Our proactive asset management philosophy has proven particularly applicable during the COVID-19 pandemic.

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

Our Portfolio

At December 31, 2021, our portfolio had the following characteristics:

•Number of properties — full or partial ownership interests in 1,304 net-leased properties, 19 self-storage properties, and one hotel;
•Total net-leased square footage — approximately 156 million; and
•Occupancy rate — approximately 98.5%.

For more information about our portfolio, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview.

W. P. Carey 2021 10-K – 5

Tenant/Lease Information

At December 31, 2021, our tenants/leases had the following characteristics:

•Number of tenants — 352;
•Investment grade tenants as a percentage of total ABR — 22%;
•Implied investment grade tenants as a percentage of total ABR — 8%;
•Weighted-average lease term — 10.8 years;
•99.4% of our leases provide rent adjustments as follows:
◦CPI and similar — 58.7%
◦Fixed — 36.9%
◦Other — 3.8%

Human Capital

Investing in Our Employees

At December 31, 2021, we had 183 employees, 129 of which were located in the United States and 54 of which were located in Europe. We strive to make W. P. Carey a great place to work by attracting a diverse pool of the best and brightest applicants and making them feel supported and included as they progress and grow with the company. We offer various levels of training, including management training, executive training, skills training, and “Respect in the Workplace” training, in addition to our “Conversations at Carey” educational program. By engaging with our employees and investing in their careers through training and development, we have built a talented workforce capable of executing our business strategies.

Diversity

We believe that our success is dependent upon the diverse backgrounds and perspectives of our employees and directors. W. P. Carey is an equal opportunity employer and considers qualified applicants regardless of race, color, religion, sexual orientation, gender, gender identity or expression, national origin, age, disability, military or veteran status, genetic information, or other statuses protected by applicable federal, state, and local law. In 2020, we launched our diversity and inclusion initiative, which is designed to facilitate conversations around race, sexual orientation and gender identity, national origin, creeds, and other important topics. These conversations, led by our Diversity & Inclusion Advisory Committee, provide a forum for us to translate our positions as a company into action in both our internal and external communities. We are also signatory to the CEO Action Pledge for Diversity & Inclusion, which reflects our commitment to fostering a more diverse and inclusive workforce.

Employee Wellness and Benefits

The health and wellness of our employees and their families are paramount and our comprehensive benefits package is designed to address the changing needs of employees and their dependents. In addition to robust health and wellness benefits, we also provide our employees with competitive compensation programs, with a focus on both current compensation and retirement planning for their future.

To enhance transparency and maintain a sense of community during the COVID-19 pandemic, we have communicated frequently through town halls, virtual seminars, and emails. We also reinforced the availability of our corporate benefits, including telemedicine and confidential counseling, and provided additional resources for managing stress, anxiety, and isolation.

Additional information regarding our human capital programs and initiatives is available in our annual Proxy Statement and Environmental, Social, and Governance (“ESG”) Report, which can be found on our company website. Information on our website, including our ESG Report, is not incorporated by reference into this Report.

W. P. Carey 2021 10-K – 6

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

Risks Related to Our Portfolio and Ownership of Real Estate

We face an increasingly competitive marketplace for investments.

The net lease financing market is perceived as a relatively conservative investment vehicle and there has been increasing capital inflows into our sector; accordingly, we face escalating competition for investments, both domestically and internationally. We compete for investments with many other financial institutions and investors, including other REITs, private equity firms, pension funds, and finance companies. Our competitors may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. Further capital inflows into our sector will place additional pressure on our ability to execute transactions and the returns that we can generate from investments. In particular, private equity real estate investors have raised record amounts of capital in recent periods, which is expected to be deployed into acquisitions that are contributing to an increasingly competitive marketplace.

In addition, expectations of rising interest rates may increase our cost of capital, while capitalization rates (which generally respond to higher interest rates on a lag) could remain low or continue to decline, thereby placing additional pressure on investment spreads throughout the net lease sector. Finally, the vast majority of our current investments are in single-tenant commercial properties that are subject to triple-net leases. Many factors, including changes in tax laws or accounting rules, may make these types of sale-leaseback transactions less attractive to potential sellers and lessees, which could negatively affect our ability to increase these types of investments.

We are not required to meet any diversification standards; therefore, our investments may become subject to concentration risks.

Subject to our intention to maintain our qualification as a REIT, we are not required to meet any diversification standards. Therefore, our investments may become concentrated in type or geographic location, which could subject us to significant risks (e.g., COVID-19 has negatively impacted certain sectors more harshly than others) with potentially adverse effects on our investment objectives.

W. P. Carey 2021 10-K – 7

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

We have invested, and may continue to invest, in properties located outside the United States. At December 31, 2021, our real estate properties located outside of the United States represented 37% of our ABR. These investments may be affected by factors particular to the local jurisdiction where the property is located and may expose us to additional risks, including:

•enactment of laws relating to foreign ownership of property (including expropriation of investments), or laws and regulations relating to our ability to repatriate invested capital, profits, or cash and cash equivalents back to the United States;
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
•changes in operating expenses in particular countries or regions; and
•geopolitical risk and adverse market conditions caused by changes in national or regional economic or political conditions (which may impact relative interest rates and the terms or availability of mortgage funds).

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

Within the next five years, approximately 24% of our leases, based on our ABR as of December 31, 2021, are due to expire. If these leases are not renewed or if the properties cannot be re-leased on terms that yield comparable payments, our lease revenues could be substantially adversely affected. In addition, when attempting to re-lease such properties, we may incur significant costs and the terms of any new or renewed leases will depend on prevailing market conditions at that time. We may also seek to sell such properties and incur losses due to prevailing market conditions. Some of our properties are designed for the particular needs of a tenant; thus, we may be required to renovate or make rent concessions in order to lease the property to another tenant. If we need to sell such properties, we may have difficulty selling it to a third party due to the property’s unique design. Real estate investments are generally less liquid than many other financial assets, which may limit our ability to quickly

W. P. Carey 2021 10-K – 8

adjust our portfolio in response to changes in economic or other conditions. These and other limitations may adversely affect returns to our stockholders.

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

Our ability to control the management of our net-leased properties is limited, which limits our ability to manage property deterioration risks and could impact our ESG ratings and our ability to make ESG disclosures.

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

This lack of control over our net-leased properties also makes it difficult for us to collect property-level environmental metrics and to enforce sustainability initiatives, which may impact our ability to comply with certain ESG disclosure requirements (such as the SEC’s expected new ESG disclosure rules) or engage effectively with established ESG frameworks and standards, such as the Global Real Estate Sustainability Benchmarks, the Task Force for Climate-Related Financial Disclosures and the Sustainability Accounting Standards Board. If we are unable to successfully collect the data necessary to comply with ESG disclosure requirements, we may be subject to increased regulatory risk; and if such data is incomplete or unfavorable, our relationship with our investor base, our stock price, and our access to capital may be negatively impacted.

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

W. P. Carey 2021 10-K – 9

Because most of our properties are occupied by a single tenant, our success is materially dependent upon the tenant’s financial stability.

Most of our properties are occupied by a single tenant; therefore, the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our lease revenues. Our top ten tenants accounted for approximately 20% of total ABR at December 31, 2021. Lease payment defaults by tenants could negatively impact our net income and reduce the amounts available for distribution to stockholders.

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

The continued disruption and reduced economic activity caused by COVID-19 may severely affect our tenants’ businesses, financial condition and liquidity, leading to an increase in tenant bankruptcy or insolvency. In addition, a portion of our tenants may fail to meet their obligations to us in full (or at all), or may otherwise seek modifications of such obligations. Certain jurisdictions may also enact laws or regulations that impact or alter our ability to collect rent under our existing least terms. The ultimate extent to which COVID-19 will continue to impact the operations of our tenants will depend on future developments, which remain uncertain and cannot be predicted with confidence.

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

W. P. Carey 2021 10-K – 10

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

Our consolidated indebtedness as of December 31, 2021 was approximately $6.8 billion, representing a consolidated debt to gross assets ratio of approximately 40.1%. This consolidated indebtedness was comprised of (i) $5.7 billion in Senior Unsecured Notes (as defined in Note 10), (ii) $721.2 million outstanding under our Senior Unsecured Credit Facility (as defined in Note 10), and (iii) $368.5 million in non-recourse mortgage loans on various properties. Our level of indebtedness could have significant adverse consequences on our business and operations, including the following:

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

The anticipated replacement of the London Inter-bank Offered Rate (“LIBOR”) with an alternative reference rate may cause disruptions that will have an adverse effect on us.

In July 2017, the Financial Conduct Authority (“FCA”), the authority that regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD LIBOR in derivatives and other financial contracts. On November 30, 2020, the FCA announced a partial extension of this deadline, indicating its intention to cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. While we expect LIBOR to be available in substantially its current form until at least such date, it is possible that LIBOR will become unavailable prior to that point; in which case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR.

We have financial contracts that are indexed to LIBOR and have transitioned certain non-USD LIBOR base rates phased out at the end of 2021 to their respective alternative reference rates. Our Senior Unsecured Credit Facility contains provisions that contemplate alternative methods to establishing a base rate upon LIBOR’s retirement. We expect to manage the transition to alternative reference rates using the language set forth in our agreements and through potential modifications to our debt and derivative instruments. In some instances, transitioning to an alternative reference rate may require negotiations with lenders and other counterparties, which could present challenges if we disagree regarding the method of transition. We continue to monitor and evaluate the risks related to potential changes in LIBOR availability, which include potential changes to financial products and market practices, borrowing rates, interest obligations, and the value of debt and derivative instruments. We are not able to predict when LIBOR will ultimately cease to be published or how SOFR will be calculated and implemented as an

W. P. Carey 2021 10-K – 11

alternative reference rate to USD LIBOR. In addition, there is no guarantee that the transition period will not result in general financial market disruptions, significant increases in benchmark rates or borrowing costs to borrowers, any of which could have an adverse effect on our financing costs, liquidity, results of operations, and overall financial condition.

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

At December 31, 2021, we had $368.5 million of property-level mortgage debt on a non-recourse basis, which limits our exposure on any property to the amount of equity invested in the property. If we are unable to make our mortgage-related debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our mortgage loan transactions typically incorporated various covenants and other provisions (including loan to value ratio, debt service coverage ratio, and material adverse changes in the borrower’s or tenant’s business) that can cause a technical loan default. Accordingly, if the real estate value declines or the tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which could reduce the value of our portfolio and revenues available for distribution to our stockholders.

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

W. P. Carey 2021 10-K – 12

Risks Related to our Corporate Structure and Maryland Law

Our charter and Maryland law contain provisions that may delay or prevent a change of control transaction.

Our charter, subject to certain exceptions, authorizes our board of directors (our “Board”) to take such actions as are necessary and desirable to limit any person to beneficial or constructive ownership of 9.8%, in either value or number of shares, whichever is more restrictive, of our aggregate outstanding shares of (i) common and preferred stock (excluding any outstanding shares of our common or preferred stock not treated as outstanding for federal income tax purposes) or (ii) common stock (excluding any of our outstanding shares of common stock not treated as outstanding for federal income tax purposes). Our Board, in its sole discretion, may exempt a person from such ownership limits, provided that they obtain such representations, covenants, and undertakings as appropriate to determine that the exemption would not affect our REIT status. Our Board may also increase or decrease the common stock ownership limit and/or the aggregate stock ownership limit, so long as the change would not result in five or fewer persons beneficially owning more than 49.9% in value of our outstanding stock. The ownership limits and other stock ownership restrictions contained in our charter may delay or prevent a transaction or change of control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

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

W. P. Carey 2021 10-K – 13

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
•be subject to federal and state income tax, including any applicable alternative minimum tax (for taxable years ending prior to January 1, 2018), on our taxable income at regular corporate rate; and
•be barred from qualifying as a REIT for the four taxable years following the year when we were disqualified.

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

W. P. Carey 2021 10-K – 14

If we fail to make required distributions, we may be subject to federal corporate income tax.

We intend to declare regular quarterly distributions, the amount of which will be determined, and is subject to adjustment, by our Board. To continue to qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and excluding net capital gain) each year to our stockholders. Generally, we expect to distribute all, or substantially all, of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income and we may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes or the effect of nondeductible expenditures (e.g., capital expenditures, payments of compensation for which Section 162(m) of the Internal Revenue Code denies a deduction, the creation of reserves, or required debt service or amortization payments). To the extent we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We will also be subject to a 4.0% nondeductible excise tax if the actual amount that we pay out to our stockholders for a calendar year is less than a minimum amount specified under the Internal Revenue Code. In addition, in order to continue to qualify as a REIT, any C corporation earnings and profits to which we succeed must be distributed as of the close of the taxable year in which we accumulate or acquire such C corporation’s earnings and profits.

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

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders, and the ownership of our common stock. Compliance with these tests will require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our taxable REIT subsidiaries (“TRSs”), thereby limiting our opportunities and the flexibility to change our business strategy. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if we need or require target companies to comply with certain REIT requirements prior to closing on acquisitions. Also, please see the risk “There can be no assurance that we will be able to maintain cash dividends” below.

W. P. Carey 2021 10-K – 15

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

To qualify as a REIT for federal income tax purposes, we hold our non-qualifying REIT assets and conduct our non-qualifying REIT income activities in or through one or more TRSs. The net income of our TRSs is not required to be distributed to us. Income that is not distributed to us by our domestic TRSs will generally not be subject to the REIT income distribution requirement. However, certain income that is not distributed to us by our foreign TRSs may be deemed distributed to us by operation of certain provisions of the U.S. Tax Code and generally subject to REIT income distribution requirements. In addition, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our TRS interests and certain other non-qualifying assets to exceed 20% of the fair market value of our assets, we would lose tax efficiency and could potentially fail to qualify as a REIT.

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

Certain distributions payable by domestic or qualified foreign corporations to individuals, trusts, and estates in the United States are currently eligible for federal income tax at a maximum rate of 20% plus the 3.8% Medicare tax on net investment income, if

W. P. Carey 2021 10-K – 16

applicable. Distributions payable by REITs, in contrast, are generally not eligible for this reduced rate, unless the distributions are attributable to dividends received by the REIT from other corporations that would otherwise be eligible for the reduced rate. This more favorable tax rate for regular corporate distributions could cause qualified investors to perceive investments in REITs to be less attractive than investments in the stock of corporations that pay distributions, which could adversely affect the value of REIT stocks, including our common stock.

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

Our organizational documents permit our Board to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income and we will be subject to federal income tax at regular corporate rate and state and local taxes, which may have adverse consequences on the total return to our stockholders.

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

W. P. Carey 2021 10-K – 17

Risks Related to Our Overall Business

We are subject to the volatility of the capital markets, which may impact our ability to deploy capital.

The trading volume and market price of our common stock may fluctuate significantly and be adversely impacted in response to a number of factors. Therefore, our current or historical trading volume and share prices are not indicative of the number of shares of our common stock that will trade going forward or how the market will value shares of our common stock in the future. In addition, the capital markets may experience extreme volatility, disruption and periods of dislocation (e.g., during pandemics or a global financial crisis), which could make it more difficult for us to raise capital. Since net-lease REITs must be able to deploy capital with agility and consistency, if we cannot access the capital markets upon favorable terms or at all, we may be required to liquidate one or more investments, including when an investment has not yet realized its maximum return, which could also result in adverse tax consequences and affect our ability to capitalize on acquisition opportunities and/or meet operational needs. Moreover, market turmoil could lead to decreased consumer confidence and widespread reduction of business activity, which may materially and adversely impact us, including our ability to acquire and dispose of properties.

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
•our Board, in its sole discretion, determines the amount and timing of any future dividend payments to our stockholders based on a number of factors, therefore our dividend levels are not guaranteed and may fluctuate; and
•the amount of dividends that our subsidiaries may distribute to us may be subject to restrictions imposed by state law or regulators, as well as the terms of any current or future indebtedness that these subsidiaries may incur.

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

W. P. Carey 2021 10-K – 18

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

Our future success depends in large part on our ability to hire and retain a sufficient number of qualified and diverse personnel. Failure to recruit from a diverse pool of qualified candidates, particularly in light of recent labor shortages triggered by the COVID-19 pandemic, could negatively impact the dynamic growth of our company. In addition, the nature of our executive officers’ experience and the extent of the relationships they have developed with real estate professionals and financial institutions are important to the success of our business. We cannot provide any assurances regarding their continued employment with us. The loss of the services of certain of our executive officers could detrimentally affect our business and prospects, and a sustained labor shortage or increased turnover rates among our employees, as a result of the COVID-19 pandemic or other factors, could increase costs and materially adversely affect our business.

The occurrence of cyber incidents, or a deficiency in our cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources, which could be an intentional attack or an unintentional accident or error. We use information technology and other computer resources to carry out important operational activities and to maintain our business records. With the advent of remote work environments and technologies, we face heightened cybersecurity risks as our employees and counterparties increasingly depend on the internet and face greater exposure to malware and phishing attacks. These heightened cybersecurity risks may increase our vulnerability to cyber-attacks and cause disruptions to our internal control procedures.

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

Our business may continue to be adversely affected by COVID-19.

We are unable to predict the impact of ongoing disruptions caused by additional surges of COVID-19 transmission. The economic downturn and market volatility caused by the COVID-19 pandemic has already eroded the financial condition of certain of our tenants and operating properties; therefore, we cannot predict the impact that COVID-19 will continue to have on our tenants’ ability to pay rent and any information provided regarding historical rent collections should not serve as an indication of expected future rent collections. We also cannot assure you that conditions in the bank lending, capital, and other financial markets will not deteriorate as a result of the ongoing disruptions caused by COVID-19, causing our access to capital and other sources of funding to become constrained, which could adversely affect the terms or even availability of future borrowings, renewals, and refinancings. Changes in laws and regulatory policies, including any governmental actions related to COVID-19 and the effects of fiscal and monetary policy changes, could result in business disruptions and subject us to additional market volatility and risks. On a company-level, rapidly changing guidance regarding COVID-19 protocols could subject us to risks arising from potential legal liabilities. The extent to which COVID-19 will impact our results and operations

W. P. Carey 2021 10-K – 19

will depend on future developments, including progression in vaccination and treatment regimes, the frequency and duration of additional surges in transmission, and governmental actions taken to contain or mitigate the impacts of COVID-19, all of which are highly uncertain and cannot be predicted with confidence.

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

W. P. Carey 2021 10-K – 20

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE under the ticker symbol “WPC.” At February 4, 2022 there were 8,319 registered holders of record of our common stock. This figure does not reflect the beneficial ownership of shares of our common stock.

Stock Price Performance Graph

The graph below provides an indicator of cumulative total stockholder returns for our common stock for the period December 31, 2016 to December 31, 2021, as compared with the S&P 500 Index and the FTSE NAREIT Equity REITs Index. The graph assumes a $100 investment on December 31, 2016, together with the reinvestment of all dividends.

	At December 31,
	2016	2017	2018	2019	2020	2021
W. P. Carey Inc.	$100.00	$123.88	$125.22	$161.33	$151.67	$186.38
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
FTSE NAREIT Equity REITs Index	100.00	105.23	100.36	126.45	116.34	166.64

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

Securities Authorized for Issuance Under Equity Compensation Plans

This information will be contained in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

W. P. Carey 2021 10-K – 21

Item 6. Reserved

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

The following discussion should be read in conjunction with our consolidated financial statements in Item 8 of this Report and the matters described under Item 1A. Risk Factors. Please see our Annual Report on Form 10-K for the year ended December 31, 2020 for discussion of our financial condition and results of operations for the year ended December 31, 2019. Refer to Item 1. Business for a description of our business.

Significant Developments

COVID-19

We continue to actively engage in discussions with our tenants regarding the impact of the COVID-19 pandemic on their business operations, liquidity, and financial position. Through the date of this Report, we have received from tenants over 99.8% of contractual base rent due during the fourth quarter of 2021 (based on contractual minimum annualized base rent (“ABR”) as of September 30, 2021). Given the ongoing uncertainty surrounding the impact of the COVID-19 pandemic, we are unable to predict its effect on our tenants’ continued ability to pay rent. Therefore, information provided in this Report regarding rent collections should not serve as an indication of expected future rent collections.

Financial Highlights

During the year ended December 31, 2021, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•We acquired 28 investments totaling $1.5 billion (Note 4, Note 5).
•We completed four construction projects at a cost totaling $88.2 million (Note 4).
•We entered into an agreement to fund a construction loan of approximately $224.9 million for a retail complex in Las Vegas, Nevada. Through December 31, 2021, we have funded $103.7 million (Note 7).
•We committed to fund six build-to-suit or expansion projects totaling $63.5 million (based on the exchange rate of the euro at December 31, 2021, as applicable). We currently expect to complete the projects in 2022 and 2023 (Note 4).

Dispositions

•As part of our active capital recycling program, we disposed of 24 properties for total proceeds, net of selling costs, of $163.6 million (Note 15).

W. P. Carey 2021 10-K – 22

Financing and Capital Markets Transactions

•On February 25, 2021, we completed an underwritten public offering of $425.0 million of 2.250% Senior Notes due 2033, at a price of 98.722% of par value. These 2.250% Senior Notes due 2033 have a 12.1-year term and are scheduled to mature on April 1, 2033 (Note 10).
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
•On October 15, 2021, we completed an underwritten public offering of $350.0 million of 2.450% Senior Notes due 2032, at a price of 99.048% of par value, in our inaugural green bond offering. These 2.450% Senior Notes due 2032 have a 10.3-year term and are scheduled to mature on February 1, 2032. We intend to fully allocate an amount equal to the net proceeds from this offering to the financing and refinancing, in whole or in part, of one or more recently completed or future eligible green projects (as defined in the prospectus supplement for the offering) (Note 10).
•On June 7, 2021, we offered 6,037,500 shares of common stock through our June 2021 Equity Forwards, for gross proceeds of approximately $454.6 million. In addition, on August 9, 2021, we offered 5,175,000 shares of common stock through our August 2021 Equity Forwards, for gross proceeds of approximately $403.7 million. During the year ended December 31, 2021, we settled portions of our Equity Forwards by delivering 9,798,209 shares of common stock to certain forward purchasers for net proceeds of $697.0 million. As of December 31, 2021, 3,925,000 shares remained outstanding under our Equity Forwards (Note 12).
•We issued 4,690,073 shares of our common stock under our ATM Program at a weighted-average price of $73.42 per share, for net proceeds of $340.0 million (Note 12).
•We reduced our mortgage debt outstanding by prepaying or repaying at or close to maturity a total of $777.8 million of non-recourse mortgage loans (including prepayment penalties totaling $45.2 million) with a weighted-average interest rate of 4.8% (Note 10).

Investment Management

Assets Under Management

•As of December 31, 2021, we managed total assets of approximately $2.7 billion on behalf of CPA:18 – Global and CESH. We expect that the vast majority of our Investment Management earnings going forward will be generated from asset management fees and our ownership interests in CPA:18 – Global and CESH.

Dividends to Stockholders

We declared cash dividends totaling $4.205 per share, comprised of four quarterly dividends per share of $1.048, $1.050, $1.052, and $1.055.

W. P. Carey 2021 10-K – 23

Consolidated Results

(in thousands, except shares)

	Years Ended December 31,
	2021	2020
Revenues from Real Estate	$1,312,126	$1,177,997
Revenues from Investment Management	19,398	31,322
Total revenues	1,331,524	1,209,319

Net income from Real Estate attributable to W. P. Carey	384,766	459,512
Net income (loss) from Investment Management attributable to W. P. Carey	25,222	(4,153)
Net income attributable to W. P. Carey	409,988	455,359

Dividends declared	781,626	732,020

Net cash provided by operating activities	926,479	801,538
Net cash used in investing activities	(1,566,727)	(539,932)
Net cash provided by (used in) financing activities	557,048	(210,713)

Supplemental financial measures (a):
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Real Estate	896,139	804,175
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management	25,352	24,911
Adjusted funds from operations attributable to W. P. Carey (AFFO)	921,491	829,086

Diluted weighted-average shares outstanding	183,127,098	174,839,428
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

Revenues

Real Estate revenue increased in 2021 as compared to 2020, primarily due to higher lease revenues (substantially as a result of property acquisition activity, the strengthening euro and British pound sterling, and the positive impact on rent collections as businesses recovered from the effects of the COVID-19 pandemic, partially offset by property dispositions) and higher lease termination and other income (Note 4). Investment Management revenue decreased in 2021 as compared to 2020, primarily due to lower asset management revenue and reimbursable costs earned from the Managed Programs following the termination of our advisory agreements in connection with the closing of the CWI 1 and CWI 2 Merger on April 13, 2020 (Note 3).

Net Income Attributable to W. P. Carey

Net income from Real Estate attributable to W. P. Carey decreased in 2021 as compared to 2020, primarily due to a higher loss on extinguishment of debt (Note 10), a lower aggregate gain on sale of real estate (Note 15), and a deferred tax benefit as a result of the release of a deferred tax liability relating to our investment in shares of Lineage Logistics during the prior year (Note 14), partially offset by the impact of real estate acquisitions, the positive impact on rent collections as businesses recovered from the effects of the COVID-19 pandemic, and lower interest expense. In addition, we recognized non-cash unrealized gains on our investment in shares of Lineage Logistics during both the current and prior year (Note 8). Net income from Investment Management attributable to W. P. Carey increased in 2021 as compared to 2020, primarily due to other-than temporary impairment charges on our equity method investments in CWI 1 and CWI 2 during the prior year period (Note 8), partially offset by a non-cash net gain recognized on the redemption of our special general partner interests in CWI 1 and CWI 2 in connection with the WLT management internalization in April 2020 (Note 3), as well as the cessation of revenues previously earned from CWI 1 and CWI 2.

W. P. Carey 2021 10-K – 24

AFFO

AFFO increased in 2021 as compared to 2020, primarily due to higher lease revenues from net investment activity, lower interest expense, and the positive impact on rent collections as businesses recovered from the effects of the COVID-19 pandemic, partially offset by lower Investment Management revenues due to the WLT management internalization in April 2020 (Note 3).

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

Portfolio Summary

	As of December 31,
	2021	2020
ABR (in thousands)	$1,247,764	$1,183,217
Number of net-leased properties	1,304	1,243
Number of operating properties (a)	20	20
Number of tenants (net-leased properties)	352	350
Total square footage (net-leased properties, in thousands)	155,674	144,259
Occupancy (net-leased properties)	98.5%	98.5%
Weighted-average lease term (net-leased properties, in years)	10.8	10.6
Number of countries (b)	24	25
Total assets (in thousands)	$15,480,630	$14,707,636
Net investments in real estate (in thousands)	13,037,369	12,386,572

	Years Ended December 31,
	2021	2020
Acquisition volume (in millions) (c)	$1,627.9	$661.4
Construction projects completed (in millions)	88.2	171.2
Average U.S. dollar/euro exchange rate	1.1830	1.1410
Average U.S. dollar/British pound sterling exchange rate	1.3755	1.2834

__________
(a)At both December 31, 2021 and 2020, operating properties consisted of 19 self-storage properties (of which we consolidated ten, with an average occupancy of 95.3% at December 31, 2021), and one hotel property, with an average occupancy of 45.2% for the year ended December 31, 2021 (due to the adverse effect of the COVID-19 pandemic).
(b)We sold our only remaining investment in Belgium during 2021.
(c)Amount for the year ended December 31, 2021 includes $217.0 million of sale-leasebacks classified as loans receivable (Note 5). Amount for the year ended December 31, 2021 includes $103.7 million of funding for a construction loan (Note 7).

W. P. Carey 2021 10-K – 25

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at December 31, 2021 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
U-Haul Moving Partners Inc. and Mercury Partners, LP	Net lease self-storage properties in the U.S.	78	$38,751	3.1%	2.3
State of Andalucía (a)	Government office properties in Spain	70	29,490	2.4%	13.0
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	Do-it-yourself retail properties in Germany	35	28,388	2.3%	15.2
Metro Cash & Carry Italia S.p.A. (a)	Business-to-business wholesale stores in Italy and Germany	20	28,087	2.2%	6.8
Pendragon PLC (a)	Automotive dealerships in the United Kingdom	69	23,852	1.9%	8.4
OBI Group (a)	Do-it-yourself retail properties in Poland	26	22,635	1.8%	8.4
Marriott Corporation	Net lease hotel properties in the U.S.	18	21,100	1.7%	2.0
Extra Space Storage, Inc.	Net lease self-storage properties in the U.S.	27	20,688	1.6%	22.3
Advance Auto Parts, Inc.	Distribution facilities in the U.S.	29	19,851	1.6%	11.1
Nord Anglia Education, Inc.	K-12 private schools in the U.S.	3	19,473	1.6%	21.7
Total		375	$252,315	20.2%	10.4
__________
(a)ABR amounts are subject to fluctuations in foreign currency exchange rates.

W. P. Carey 2021 10-K – 26

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
South
Texas	$103,805	8.3%	11,869	7.6%
Florida	51,231	4.1%	4,460	2.9%
Georgia	23,875	1.9%	3,512	2.3%
Tennessee	22,057	1.8%	3,291	2.1%
Alabama	18,456	1.5%	3,085	2.0%
Other (b)	15,675	1.2%	2,356	1.5%
Total South	235,099	18.8%	28,573	18.4%
Midwest
Illinois	59,840	4.8%	8,328	5.3%
Minnesota	32,138	2.6%	3,225	2.1%
Indiana	26,940	2.1%	4,734	3.0%
Ohio	18,306	1.5%	3,921	2.5%
Wisconsin	16,086	1.3%	3,245	2.1%
Michigan	15,076	1.2%	2,599	1.7%
Other (b)	32,401	2.6%	5,073	3.3%
Total Midwest	200,787	16.1%	31,125	20.0%
East
North Carolina	35,813	2.9%	8,098	5.2%
Pennsylvania	30,790	2.4%	3,673	2.4%
New Jersey	22,809	1.8%	1,235	0.8%
Massachusetts	22,187	1.8%	1,407	0.9%
New York	17,630	1.4%	2,221	1.4%
South Carolina	14,840	1.2%	4,087	2.6%
Other (b)	47,109	3.8%	8,009	5.1%
Total East	191,178	15.3%	28,730	18.4%
West
California	70,052	5.6%	6,537	4.2%
Arizona	29,784	2.4%	3,365	2.1%
Other (b)	60,892	4.9%	6,333	4.1%
Total West	160,728	12.9%	16,235	10.4%
United States Total	787,792	63.1%	104,663	67.2%
International
United Kingdom	61,843	5.0%	5,099	3.3%
Germany	61,465	4.9%	6,440	4.1%
Poland	58,799	4.7%	7,959	5.1%
Spain	56,099	4.5%	4,708	3.0%
The Netherlands	56,044	4.5%	6,948	4.5%
Italy	26,364	2.1%	2,386	1.5%
France	20,328	1.6%	1,685	1.1%
Denmark	17,724	1.4%	2,559	1.7%
Croatia	16,901	1.4%	1,726	1.1%
Canada	14,084	1.1%	2,213	1.4%
Other (c)	70,321	5.7%	9,288	6.0%
International Total	459,972	36.9%	51,011	32.8%
Total	$1,247,764	100.0%	155,674	100.0%

W. P. Carey 2021 10-K – 27

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$322,284	25.8%	54,221	34.8%
Warehouse	297,942	23.9%	54,793	35.2%
Office	243,741	19.5%	16,151	10.4%
Retail (d)	220,016	17.6%	19,139	12.3%
Self Storage (net lease)	59,438	4.8%	5,810	3.7%
Other (e)	104,343	8.4%	5,560	3.6%
Total	$1,247,764	100.0%	155,674	100.0%
__________
(a)Includes square footage for any vacant properties.
(b)Other properties within South include assets in Louisiana, Arkansas, Oklahoma, and Mississippi. Other properties within Midwest include assets in Missouri, Kansas, Nebraska, Iowa, North Dakota, and South Dakota. Other properties within East include assets in Virginia, Kentucky, Maryland, Connecticut, West Virginia, New Hampshire, and Maine. Other properties within West include assets in Oregon, Colorado, Utah, Washington, Nevada, Hawaii, New Mexico, Idaho, Wyoming, Montana, and Alaska.
(c)Includes assets in Lithuania, Finland, Norway, Mexico, Hungary, Portugal, the Czech Republic, Austria, Sweden, Slovakia, Japan, Latvia, and Estonia.
(d)Includes automotive dealerships.
(e)Includes ABR from tenants with the following property types: education facility, hotel (net lease), laboratory, fitness facility, theater, student housing (net lease), restaurant, and land.

W. P. Carey 2021 10-K – 28

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$272,627	21.9%	34,040	21.9%
Consumer Services	102,202	8.2%	7,850	5.0%
Automotive	81,158	6.5%	12,310	7.9%
Beverage and Food	78,613	6.3%	10,182	6.5%
Grocery	72,546	5.8%	7,714	5.0%
Cargo Transportation	63,845	5.1%	9,491	6.1%
Healthcare and Pharmaceuticals	60,465	4.8%	5,372	3.5%
Construction and Building	50,279	4.0%	9,005	5.8%
Business Services	47,045	3.8%	4,018	2.6%
Capital Equipment	44,766	3.6%	7,387	4.7%
Durable Consumer Goods	44,001	3.5%	9,951	6.4%
Hotel and Leisure	41,141	3.3%	2,214	1.4%
Sovereign and Public Finance	39,327	3.2%	3,241	2.1%
Containers, Packaging, and Glass	38,627	3.1%	6,538	4.2%
High Tech Industries	31,197	2.5%	3,315	2.1%
Insurance	25,764	2.1%	1,749	1.1%
Banking	19,935	1.6%	1,247	0.8%
Metals	16,203	1.3%	3,119	2.0%
Non-Durable Consumer Goods	15,696	1.3%	5,250	3.4%
Aerospace and Defense	15,459	1.2%	1,357	0.9%
Telecommunications	15,274	1.2%	1,479	0.9%
Chemicals, Plastics, and Rubber	14,282	1.1%	1,853	1.2%
Media: Broadcasting and Subscription	13,120	1.1%	784	0.5%
Wholesale	12,758	1.0%	2,005	1.3%
Other (b)	31,434	2.5%	4,203	2.7%
Total	$1,247,764	100.0%	155,674	100.0%
__________
(a)Includes automotive dealerships.
(b)Includes ABR from tenants in the following industries: media: advertising, printing, and publishing, oil and gas, environmental industries, consumer transportation, forest products and paper, real estate, and electricity. Also includes square footage for vacant properties.

W. P. Carey 2021 10-K – 29

Lease Expirations
(dollars and square footage in thousands)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
2022	25	25	$29,669	2.4%	1,982	1.3%
2023	31	28	46,810	3.8%	5,405	3.5%
2024 (b)	45	39	96,501	7.7%	12,403	8.0%
2025	60	29	63,961	5.1%	7,417	4.8%
2026	40	29	57,615	4.6%	8,219	5.3%
2027	56	32	83,964	6.7%	8,847	5.7%
2028	40	22	60,495	4.8%	4,568	2.9%
2029	50	23	55,310	4.4%	6,702	4.3%
2030	27	23	65,876	5.3%	5,642	3.6%
2031	66	16	73,930	5.9%	8,642	5.5%
2032	38	18	53,114	4.3%	7,098	4.6%
2033	28	22	77,386	6.2%	10,159	6.5%
2034	47	15	74,503	6.0%	7,765	5.0%
2035	14	14	26,944	2.2%	4,906	3.1%
Thereafter (>2035)	223	97	381,686	30.6%	53,632	34.4%
Vacant	—	—	—	—%	2,287	1.5%
Total	790		$1,247,764	100.0%	155,674	100.0%
__________
(a)Assumes tenants do not exercise any renewal options or purchase options.
(b)Includes ABR of $38.8 million from a tenant (U-Haul Moving Partners, Inc. and Mercury Partners, LP) that holds an option to repurchase the 78 properties it is leasing in April 2024. There can be no assurance that such repurchase will be completed.

Terms and Definitions

Pro Rata Metrics —The portfolio information above contains certain metrics prepared on a pro rata basis. We refer to these metrics as pro rata metrics. We have a number of investments, usually with our affiliates, in which our economic ownership is less than 100%. On a full consolidation basis, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly owned investments, which we do not control, we report our net investment and our net income or loss from that investment. On a pro rata basis, we present our proportionate share, based on our economic ownership of these jointly owned investments, of the portfolio metrics of those investments. Multiplying each of our jointly owned investments’ financial statement line items by our percentage ownership and adding or subtracting those amounts from our totals, as applicable, may not accurately depict the legal and economic implications of holding an ownership interest of less than 100% in our jointly owned investments.

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of December 31, 2021. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

W. P. Carey 2021 10-K – 30

Results of Operations

We operate in two reportable segments: Real Estate and Investment Management. We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality, and number of properties in our Real Estate segment. We focus our efforts on accretive investing and improving portfolio quality through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio. Through our Investment Management segment, we expect to continue to earn fees and other income from the management of the portfolios of the remaining Managed Programs until those programs reach the end of their respective life cycles. Refer to Note 16 for tables presenting the comparative results of our Real Estate and Investment Management segments.

Real Estate

Revenues

The following table presents revenues within our Real Estate segment (in thousands):

	Years Ended December 31,
	2021	2020	Change
Real Estate Revenues
Lease revenues from:
Existing net-leased properties	$1,062,470	$1,034,306	$28,164
Recently acquired net-leased properties	108,858	22,922	85,936
Net-leased properties sold or held for sale	6,110	23,395	(17,285)
Total lease revenues (including reimbursable tenant costs)	1,177,438	1,080,623	96,815
Income from direct financing leases and loans receivable	67,555	74,893	(7,338)
Lease termination income and other	53,655	11,082	42,573
Operating property revenues	13,478	11,399	2,079
	$1,312,126	$1,177,997	$134,129
Lease Revenues

“Existing net-leased properties” are those that we acquired or placed into service prior to January 1, 2020 and that were not sold or held for sale during the periods presented. For the periods presented, there were 1,071 existing net-leased properties.

For the year ended December 31, 2021 as compared to 2020, lease revenues from existing net-leased properties increased due to the following items (in millions):
__________

W. P. Carey 2021 10-K – 31

(a)Excludes fixed minimum rent increases, which are reflected as straight-line rent adjustments within lease revenues.
(b)Primarily related to (i) straight-line rent adjustments and (ii) write-offs of above/below-market rent intangibles.
(c)Primarily comprised of winter storm-related charges recorded during the first quarter of 2021 from a tenant at a property in Texas.

“Recently acquired net-leased properties” are those that we acquired or placed into service subsequent to December 31, 2019 and that were not sold or held for sale during the periods presented. Since January 1, 2020, we acquired 40 investments (comprised of 115 properties and six land parcels under buildings that we already own) and placed two properties into service.

“Net-leased properties sold or held for sale” include (i) 24 net-leased properties disposed of during the year ended December 31, 2021; (ii) two net-leased properties classified as held for sale at December 31, 2021, which were sold in January and February 2022 (Note 4, Note 17); and (iii) 21 net-leased properties disposed of during the year ended December 31, 2020. Our dispositions are more fully described in Note 15.

Income from Direct Financing Leases and Loans Receivable

We currently present Income from direct financing leases and loans receivable on its own line item in the consolidated statements of income. Previously, income from direct financing leases was included within Lease revenues and income from loans receivable was included within Lease termination income and other in the consolidated statements of income. Prior period amounts have been reclassified to conform to the current period presentation.

For the year ended December 31, 2021 as compared to 2020, income from direct financing leases and loans receivable decreased due to the following items (in millions):

Lease Termination Income and Other

Lease termination income and other is described in Note 4.

W. P. Carey 2021 10-K – 32

Operating Property Revenues and Expenses

For the periods presented, we recorded operating property revenues from 12 operating properties, comprised of ten self-storage operating properties (which excludes nine self-storage properties accounted for under the equity method) and two hotel operating properties (one of which was sold in January 2020, as described in Note 15). For our remaining hotel operating property, revenues and expenses increased by $3.2 million and $1.6 million, respectively, for the year ended December 31, 2021 as compared to 2020, reflecting higher occupancy as the hotel’s business recovered from the COVID-19 pandemic. In addition, for the year ended December 31, 2021 as compared to 2020, operating property revenues and expenses decreased by $1.9 million each, due to the hotel sale in January 2020. Furthermore, for our self-storage operating properties, revenues and expenses increased by $0.7 million and $0.2 million, respectively, for the year ended December 31, 2021 as compared to 2020, reflecting higher occupancy and unit rates.

Operating Expenses

Depreciation and Amortization

The following table presents depreciation and amortization expense within our Real Estate segment (in thousands):

	Years Ended December 31,
	2021	2020	Change
Depreciation and Amortization
Net-leased properties	$467,803	$433,829	$33,974
Operating properties	2,747	4,017	(1,270)
Corporate	5,439	4,102	1,337
	$475,989	$441,948	$34,041

For the year ended December 31, 2021 as compared to 2020, depreciation and amortization expense for net-leased properties increased primarily due to the impact of acquisition activity and the strengthening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods, partially offset by in-place lease intangible assets recorded on certain net-leased self-storage properties becoming fully amortized during 2020.

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

For the year ended December 31, 2021 as compared to 2020, general and administrative expenses allocated to our Real Estate segment increased by $11.8 million, primarily due to (i) higher incentive compensation expense, (ii) lower overhead reimbursements from WLT following the termination of all services provided under the transition services agreement, and (iii) the change in methodology for allocation of expenses between our Real Estate and Investment Management segments discussed above.

W. P. Carey 2021 10-K – 33

Property Expenses, Excluding Reimbursable Tenant Costs

For the year ended December 31, 2021 as compared to 2020, property expenses, excluding reimbursable tenant costs, increased by $3.8 million, primarily due to tenant vacancies during 2020 and 2021 (which resulted in property expenses no longer being reimbursable) and higher property tax assessments at certain properties.

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

For the year ended December 31, 2021 as compared to 2020, stock-based compensation expense allocated to the Real Estate segment increased by $9.6 million, primarily due to changes in the projected payout for performance share units.

Impairment Charges

Our impairment charges are described in Note 8.

Merger and Other Expenses

For the year ended December 31, 2021, merger and other expenses allocated to our Real Estate segment totaled benefits of $4.6 million, primarily comprised of reversals of estimated liabilities for German real estate transfer taxes that were previously recorded in connection with business combinations in prior years.

Other Income and (Expenses), and (Provision for) Benefit from Income Taxes

Interest Expense

For the year ended December 31, 2021 as compared to 2020, interest expense decreased by $13.3 million, primarily due to the reduction of our mortgage debt outstanding by prepaying or repaying at or close to maturity a total of $1.1 billion of non-recourse mortgage loans with a weighted-average interest rate of 4.9% since January 1, 2020, partially offset by four senior unsecured notes issuances totaling $1.9 billion (based on the exchange rate of the euro on the dates of issuance for our euro-denominated senior unsecured notes) with a weighted-average interest rate of 1.9% completed since January 1, 2020.

The following table presents certain information about our outstanding debt (dollars in thousands):

	Years Ended December 31,
	2021	2020
Average outstanding debt balance	$6,906,997	$6,411,355
Weighted-average interest rate	2.6%	3.0%

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gain on the sale of properties that were disposed of during the reporting period. Our dispositions are more fully described in Note 15.

W. P. Carey 2021 10-K – 34

(Losses) Earnings from Equity Method Investments in Real Estate

Our equity method investments in real estate are more fully described in Note 7. The following table presents (losses) earnings from equity method investments in real estate (in thousands):

	Years Ended December 31,
	2021	2020	Change
(Losses) Earnings from Equity Method Investments in Real Estate
Losses from WLT (a)	$(10,790)	$(5,028)	$(5,762)
Proportionate share of impairment charge or other-than-temporary impairment charge recognized on Bank Pekao (Note 7, Note 8)	(13,220)	(8,276)	(4,944)
Other-than-temporary impairment charge on State Farm Mutual Automobile Insurance Co. (Note 7, Note 8)	(6,830)	—	(6,830)
Earnings from Las Vegas Retail Complex	3,017	—	3,017
Earnings from Johnson Self Storage (b)	2,460	570	1,890
Earnings from Fortenova Grupa d.d. (c)	1,542	371	1,171
Other	4,172	3,346	826
	$(19,649)	$(9,017)	$(10,632)
__________
(a)Losses for each period are primarily due to the adverse impact of the COVID-19 pandemic on WLT’s operations. In addition, losses for 2021 reflect four quarters of activity as compared to two quarters for 2020. We record (losses) earnings from this investment on a one quarter lag.
(b)Increase is primarily due to higher occupancy rates at these self-storage facilities.
(c)Increase is primarily due to improved performance at these properties, as well as our proportionate share of a gain recognized on the sale of one of the properties in this portfolio.

Non-Operating Income

Non-operating income primarily consists of realized gains and losses on derivative instruments, dividends from equity securities, and interest income on our loans to affiliates and cash deposits.

The following table presents non-operating income within our Real Estate segment (in thousands):

	Years Ended December 31,
	2021	2020	Change
Non-Operating Income
Cash dividend from our investment in Lineage Logistics (Note 8)	$6,438	$—	$6,438
Cash dividends from our investment in preferred shares of WLT (Note 8)	4,893	—	4,893
Realized gains on foreign currency forward collars and contracts	2,357	8,162	(5,805)
Interest income related to our loans to affiliates and cash deposits	90	808	(718)
	$13,778	$8,970	$4,808

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on (i) extinguishment of debt, (ii) the mark-to-market fair value of equity securities, and (iii) foreign currency transactions. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation. All of our foreign currency-denominated unsecured debt instruments were designated as net investment hedges during the years ended December 31, 2021 and 2020. Therefore, no gains and losses on foreign currency transactions were recognized on the remeasurement of such instruments during those periods (Note 9).

W. P. Carey 2021 10-K – 35

The following table presents other gains and (losses) within our Real Estate segment (in thousands):

	Years Ended December 31,
	2021	2020	Change
Other Gains and (Losses)
Non-cash unrealized gains related to an increase in the fair value of our investment in shares of Lineage Logistics (Note 8)	$76,312	$48,326	$27,986
Loss on extinguishment of debt (a)	(75,339)	(1,487)	(73,852)
Net realized and unrealized (losses) gains on foreign currency transactions (b)	(15,608)	11,018	(26,626)
Change in allowance for credit losses on finance receivables (Note 5)	(266)	(22,259)	21,993
Other	1,225	1,506	(281)
	$(13,676)	$37,104	$(50,780)
__________
(a)Amount for the year ended December 31, 2021 is related to the prepayment of mortgage loans (primarily comprised of prepayment penalties totaling $45.2 million) and redemption of the €500.0 million of 2.0% Senior Notes due 2023 in March 2021 (primarily comprised of a “make-whole” amount of $26.2 million related to the redemption) (Note 10).
(b)We make certain foreign currency-denominated intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and amortizing loans, are included in other gains and (losses).

(Provision for) Benefit from Income Taxes

For the year ended December 31, 2021, we recorded a provision for income taxes of $28.7 million, compared to a benefit from income taxes of $18.5 million recognized during the year ended December 31, 2020, within our Real Estate segment. During the year ended December 31, 2020, we recognized a deferred tax benefit of $37.2 million as a result of the release of a deferred tax liability relating to our investment in shares of Lineage Logistics (Note 13), which converted to a REIT during the prior year period and is therefore no longer subject to federal and state income taxes. In addition, international taxes increased due to acquisitions and various new tax laws and regulations.

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented, we acted as advisor to the following Managed Programs: CPA:18 – Global, CWI 1 (through April 13, 2020), CWI 2 (through April 13, 2020), and CESH. The CWI 1 and CWI 2 Merger closed on April 13, 2020, and as a result, the advisory agreements with each of CWI 1 and CWI 2 terminated and CWI 2 was renamed Watermark Lodging Trust, Inc. (“WLT”). We provided certain services to WLT pursuant to a transition services agreement, which was terminated on October 13, 2021 (Note 3).

We no longer raise capital for new or existing funds, but we currently expect to continue managing CPA:18 – Global and CESH and earn the various fees described below through the end of their respective life cycles (Note 1, Note 3). As of December 31, 2021, we managed total assets of approximately $2.7 billion on behalf of the Managed Programs.

W. P. Carey 2021 10-K – 36

Revenues

The following table presents revenues within our Investment Management segment (in thousands):

	Years Ended December 31,
	2021	2020	Change
Investment Management Revenues
Asset management and other revenue
CPA:18 – Global	$12,528	$12,112	$416
CWI 1	—	3,795	(3,795)
CWI 2	—	3,367	(3,367)
CESH	2,835	3,193	(358)
	15,363	22,467	(7,104)
Reimbursable costs from affiliates
CPA:18 – Global	2,874	2,854	20
CWI 1	—	1,867	(1,867)
CWI 2	—	1,301	(1,301)
CESH	878	1,170	(292)
WLT	283	1,663	(1,380)
	4,035	8,855	(4,820)
	$19,398	$31,322	$(11,924)

Asset Management and Other Revenue

Asset management and other revenue includes asset management revenue, structuring revenue, and other advisory revenue. During the periods presented, we earned asset management revenue from (i) CPA:18 – Global based on the value of its real estate-related assets under management, (ii) the CWI REITs, prior to the CWI 1 and CWI 2 Merger (Note 3), based on the value of their lodging-related real estate assets under management, and (iii) CESH based on its gross assets under management at fair value. Asset management revenue may increase or decrease depending upon changes in the Managed Programs’ asset bases as a result of purchases, sales, or changes in the appraised value of the real estate-related and lodging-related assets in their investment portfolios. For 2021, we received asset management fees from (i) CPA:18 – Global in shares of its common stock, and (ii) CESH in cash.

We earn structuring and other advisory revenue when we structure new investments on behalf of the Managed Programs. Since we no longer raise capital for new or existing funds, and we no longer serve as advisor to CWI 1 and CWI 2 (Note 3), structuring and other advisory revenue has recently been and is expected to be insignificant going forward.

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

W. P. Carey 2021 10-K – 37

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

Other Income and Expenses, and Benefit from Income Taxers

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

	Years Ended December 31,
	2021	2020
Earnings (losses) from equity method investments in the Managed Programs:
Distributions of Available Cash from CPA:18 – Global (a)	$7,345	$7,225
Earnings (losses) from equity method investments in the Managed Programs (b)	1,475	(2,662)
Other-than-temporary impairment charges on our equity method investments in CWI 1 and CWI 2 (c)	—	(47,112)
Gain on redemption of special general partner interests in CWI 1 and CWI 2, net (d)	—	33,009
Earnings (losses) from equity method investments in the Managed Programs	$8,820	$(9,540)
__________
(a)We are entitled to receive distributions of up to 10% of the Available Cash from the operating partnership of CPA:18 – Global, as defined in its operating partnership agreement (Note 3). Distributions of Available Cash received and earned from CPA:18 – Global fluctuate based on the timing of certain events, including acquisitions and dispositions.
(b)The increase for the year ended December 31, 2021 as compared to 2020 was primarily due to an increase of $1.2 million from our investment in shares of CPA:18 – Global, resulting from an increase in our ownership since we receive asset management revenue from CPA:18 – Global in shares of its common stock. In addition, during the year ended December 31, 2020, we recognized losses of $1.6 million and $1.3 million from our investments in shares of CWI 1 and CWI 2 common stock, respectively (prior to the CWI 1 and CWI 2 Merger in April 2020 (Note 3)). Subsequent to the CWI 1 and CWI 2 Merger, our investment in shares of WLT (formerly CWI 2) common stock is included in our Real Estate segment (Note 3).
(c)During the year ended December 31, 2020, we recognized other-than-temporary impairment charges of $27.8 million and $19.3 million on our equity method investments in CWI 1 and CWI 2, respectively, to reduce the carrying values of our investments to their estimated fair values, due to the adverse effect of the COVID-19 pandemic on the operations of CWI 1 and CWI 2 (Note 8).
(d)Immediately following the closing of the CWI 1 and CWI 2 Merger, in connection with the redemption of the special general partner interests that we previously held in CWI 1 and CWI 2, we recognized a non-cash net gain on sale of $33.0 million during the year ended December 31, 2020 (Note 3, Note 6).

W. P. Carey 2021 10-K – 38

Benefit from Income Taxes

For the year ended December 31, 2021 as compared to 2020, benefit from income taxes within our Investment Management segment decreased by $2.0 million. During the year ended December 31, 2020, we recognized (i) a deferred tax benefit of $6.3 million as a result of the other-than-temporary impairment charges that we recognized on our equity method investments in CWI 1 and CWI 2 during the period, (ii) a current tax benefit of $4.7 million as a result of carrying back certain net operating losses in accordance with the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that was enacted on March 27, 2020, and (iii) deferred tax expense of $8.3 million due to the establishment of a valuation allowance since we do not expect our Investment Management segment to realize its deferred tax assets.

Net Income Attributable to Noncontrolling Interests

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

Liquidity and Capital Resources

Sources and Uses of Cash During the Year

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund dividends to stockholders. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of our equity and debt offerings; the timing of purchases and sales of real estate; the timing of the repayment of mortgage loans and receipt of lease revenues; the timing and amount of other lease-related payments; the timing of settlement of foreign currency transactions; changes in foreign currency exchange rates; the receipt of asset management fees in either shares of the common stock of CPA:18 – Global or cash; the timing of distributions from equity investments in the Managed Programs and real estate; and the receipt of distributions of Available Cash from CPA:18 – Global. Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, available capacity under our Senior Unsecured Credit Facility, proceeds from dispositions of properties, and the issuance of additional debt or equity securities, such as issuances of common stock through our Equity Forwards and ATM Program (Note 12), in order to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities increased by $124.9 million during 2021 as compared to 2020, primarily due to an increase in cash flow generated from net investment activity and scheduled rent increases at existing properties, higher lease termination and other income, the positive impact on rent collections as businesses recovered from the effects of the COVID-19 pandemic, lower interest expense, and cash dividends received from our investments in shares of Lineage Logistics and WLT during the current year (Note 8).

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and funding for build-to-suit activities and other capital expenditures on real estate. In addition to these types of transactions, during the year ended December 31, 2021, we used $41.0 million to fund short-term loans to the Managed Programs, while $62.0 million of such loans were repaid (Note 3). We also received $14.0 million in distributions from equity method investments.

Financing Activities — Our financing activities are generally comprised of borrowings and repayments under our Unsecured Revolving Credit Facility, issuances of the Senior Unsecured Notes, payments and prepayments of non-recourse mortgage loans, and payments of dividends to stockholders. In addition to these types of transactions, during the year ended December 31, 2021, we (i) redeemed the €500.0 million of 2.0% Senior Notes due 2023 for a total of $617.4 million (Note 10), (ii) received $697.0 million in net proceeds from the issuance of common stock under our Equity Forwards (Note 12), and (iii) received $340.0 million in net proceeds from the issuance of common stock under our ATM Program (Note 12).

W. P. Carey 2021 10-K – 39

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	December 31,
	2021	2020
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$5,701,913	$5,146,192
Non-recourse mortgages (a)	235,898	920,378
	5,937,811	6,066,570
Variable rate:
Unsecured Revolving Credit Facility	410,596	82,281
Unsecured Term Loans (a)	310,583	321,971
Non-recourse mortgages (a):
Amount subject to interest rate swaps and caps	79,055	147,094
Floating interest rate mortgage loans	53,571	78,082
	853,805	629,428
	$6,791,616	$6,695,998

Percent of Total Debt
Fixed rate	87%	91%
Variable rate	13%	9%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	2.7%	3.0%
Variable rate (b)	1.1%	1.6%
Total debt	2.5%	2.9%

____________
(a)Aggregate debt balance includes unamortized discount, net, totaling $30.9 million and $28.3 million as of December 31, 2021 and 2020, respectively, and unamortized deferred financing costs totaling $28.8 million and $24.3 million as of December 31, 2021 and 2020, respectively.
(b)The impact of our interest rate swaps and caps is reflected in the weighted-average interest rates.

Cash Resources

At December 31, 2021, our cash resources consisted of the following:

•cash and cash equivalents totaling $165.4 million. Of this amount, $74.1 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•our Unsecured Revolving Credit Facility, with available capacity of $1.4 billion (net of amounts reserved for standby letters of credit totaling $1.2 million);
•available proceeds under our Equity Forwards of approximately $293.7 million (based on 3,925,000 remaining shares outstanding and a net offering price of $74.84 per share as of December 31, 2021); and
•unleveraged properties that had an aggregate asset carrying value of approximately $12.4 billion at December 31, 2021, although there can be no assurance that we would be able to obtain financing for these properties.

W. P. Carey 2021 10-K – 40

Historically, we have also accessed the capital markets through additional debt (denominated in both U.S. dollars and euros) and equity offerings. During the year ended December 31, 2021, we issued (i) €525.0 million of 0.950% Senior Notes due 2030, $425.0 million of 2.250% Senior Notes due 2033, and $350.0 million of 2.450% Senior Notes due 2032 (our inaugural green bond offering) (Note 11), (ii) 9,798,209 shares of common stock under our Equity Forwards for aggregate net proceeds of $697.0 million (Note 12), and (iii) 4,690,073 shares of common stock under our ATM Program for net proceeds of $340.0 million (Note 12). As of December 31, 2021, we had approximately $293.7 million of available proceeds under our Equity Forwards and $272.1 million remained available for issuance under our current ATM Program (Note 12). See Note 17, Subsequent Events for issuances under our current ATM Program subsequent to December 31, 2021 and through the date of this Report.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements and Liquidity

As of December 31, 2021, we had $165.4 million of cash and cash equivalents, approximately $1.4 billion of available capacity under our Unsecured Revolving Credit Facility (net of amounts reserved for standby letters of credit totaling $1.2 million), and available proceeds under our Equity Forwards of approximately $293.7 million (based on 3,925,000 remaining shares outstanding and a net offering price of $74.84 as of that date). Our Senior Unsecured Credit Facility includes a $1.8 billion Unsecured Revolving Credit Facility and Unsecured Term Loans outstanding totaling $310.6 million as of December 31, 2021 (Note 10), and is scheduled to mature on February 20, 2025. As of December 31, 2021, scheduled debt principal payments total $45.8 million through December 31, 2022 and $236.7 million through December 31, 2023, and our Senior Unsecured Notes do not start to mature until April 2024 (Note 10).

During the next 12 months following December 31, 2021 and thereafter, we expect that our significant cash requirements will include:

•paying dividends to our stockholders;
•making scheduled principal and balloon payments on our debt obligations (Note 10);
•making scheduled interest payments on our debt obligations (future interest payments total $884.3 million, with $169.6 million due during the next 12 months; interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at December 31, 2021);
•funding future capital commitments and tenant improvement allowances (Note 4); and
•other normal recurring operating expenses.

We expect to fund these cash requirements through cash generated from operations, cash received from dispositions of properties, the use of our cash reserves or unused amounts on our Unsecured Revolving Credit Facility (as described above), issuances of common stock through our Equity Forwards and/or ATM Program (Note 12), and potential issuances of additional debt or equity securities. We may also choose to pursue the acquisitions of new investments and prepayments of certain of our non-recourse mortgage loan obligations, depending on our capital needs and improvements in market conditions at that time.

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

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at December 31, 2021.

W. P. Carey 2021 10-K – 41

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

Critical Accounting Estimates

Our significant accounting policies are described in Note 2. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are described under Critical Accounting Policies and Estimates in Note 2. The proposed accounting changes that may potentially impact our business are also described under Recently Adopted Accounting Pronouncements in Note 2.

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

W. P. Carey 2021 10-K – 42

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

Consolidated FFO and AFFO were as follows (in thousands):

	Years Ended December 31,
	2021	2020
Net income attributable to W. P. Carey	$409,988	$455,359
Adjustments:
Depreciation and amortization of real property	470,554	437,885
Gain on sale of real estate, net	(40,425)	(109,370)
Impairment charges	24,246	35,830
Proportionate share of adjustments to earnings from equity method investments (a) (b) (c) (d)	32,213	46,679
Proportionate share of adjustments for noncontrolling interests (e)	(16)	(18)
Total adjustments	486,572	411,006
FFO (as defined by NAREIT) attributable to W. P. Carey	896,560	866,365
Adjustments:
Straight-line and other leasing and financing adjustments (f)	(83,267)	(41,498)
Above- and below-market rent intangible lease amortization, net	53,585	48,712
Stock-based compensation	24,881	15,938
Amortization of deferred financing costs	13,523	12,223
Other (gains) and losses (g)	12,885	(37,165)
Tax (benefit) expense — deferred and other (h) (i) (j)	(5,967)	(48,835)
Merger and other expenses (k)	(4,546)	247
Other amortization and non-cash items	1,709	1,864
Proportionate share of adjustments to earnings from equity method investments (d)	12,152	10,821
Proportionate share of adjustments for noncontrolling interests (e)	(24)	414
Total adjustments	24,931	(37,279)
AFFO attributable to W. P. Carey	$921,491	$829,086

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$896,560	$866,365
AFFO attributable to W. P. Carey	$921,491	$829,086

W. P. Carey 2021 10-K – 43

FFO and AFFO from Real Estate were as follows (in thousands):

	Years Ended December 31,
	2021	2020
Net income from Real Estate attributable to W. P. Carey	$384,766	$459,512
Adjustments:
Depreciation and amortization of real property	470,554	437,885
Gain on sale of real estate, net	(40,425)	(109,370)
Impairment charges	24,246	35,830
Proportionate share of adjustments to earnings from equity method investments (a) (d)	32,213	22,036
Proportionate share of adjustments for noncontrolling interests (e)	(16)	(18)
Total adjustments	486,572	386,363
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	871,338	845,875
Adjustments:
Straight-line and other leasing and financing adjustments (f)	(83,267)	(41,498)
Above- and below-market rent intangible lease amortization, net	53,585	48,712
Stock-based compensation	24,881	15,247
Other (gains) and losses (g)	13,676	(37,104)
Amortization of deferred financing costs	13,523	12,223
Tax (benefit) expense — deferred and other (i)	(4,938)	(45,511)
Merger and other expenses (k)	(4,597)	(937)
Other amortization and non-cash items	1,709	1,665
Proportionate share of adjustments to earnings from equity method investments (d)	10,253	5,089
Proportionate share of adjustments for noncontrolling interests (e)	(24)	414
Total adjustments	24,801	(41,700)
AFFO attributable to W. P. Carey — Real Estate	$896,139	$804,175

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	$871,338	$845,875
AFFO attributable to W. P. Carey — Real Estate	$896,139	$804,175

W. P. Carey 2021 10-K – 44

FFO and AFFO from Investment Management were as follows (in thousands):

	Years Ended December 31,
	2021	2020
Net income (loss) from Investment Management attributable to W. P. Carey	$25,222	$(4,153)
Adjustments:
Proportionate share of adjustments to earnings from equity method investments (b) (c) (d)	—	24,643
Total adjustments	—	24,643
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	25,222	20,490
Adjustments:
Tax (benefit) expense — deferred and other (h) (j)	(1,029)	(3,324)
Other (gains) and losses (g)	(791)	(61)
Merger and other expenses	51	1,184
Stock-based compensation	—	691
Other amortization and non-cash items	—	199
Proportionate share of adjustments to earnings from equity method investments (d)	1,899	5,732
Total adjustments	130	4,421
AFFO attributable to W. P. Carey — Investment Management	$25,352	$24,911

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	$25,222	$20,490
AFFO attributable to W. P. Carey — Investment Management	$25,352	$24,911
__________
(a)Amounts for the years ended December 31, 2021 and 2020 include non-cash other-than-temporary impairment charges totaling $6.8 million and $8.3 million, respectively, recognized on certain equity method investments in real estate (Note 7, Note 8). Amount for the year ended December 31, 2021 includes our $13.2 million proportionate share of an impairment charge recognized on an equity method investment in real estate (Note 7).
(b)Amount for the year ended December 31, 2020 includes a non-cash net gain of $33.0 million (inclusive of $9.9 million attributable to the redemption of a noncontrolling interest that the former subadvisors for CWI 1 and CWI 2 held in the special general partner interests) recognized in connection with consideration received at closing of the CWI 1 and CWI 2 Merger (Note 3, Note 6).
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
(f)Amount for the year ended December 31, 2021 includes an adjustment to exclude $37.8 million of lease termination fees received from a tenant, as such amount was determined to be non-core income (Note 4).
(g)Primarily comprised of gains and losses on extinguishment of debt, the mark-to-market fair value of equity securities, and foreign currency transactions, as well as non-cash allowance for credit losses on loans receivable and direct financing leases.
(h)Amount for the year ended December 31, 2020 includes one-time taxes incurred upon the recognition of taxable income associated with the accelerated vesting of shares (previously issued by CWI 1 and CWI 2 to us for asset management services performed) in connection with the CWI 1 and CWI 2 Merger.
(i)Amount for the year ended December 31, 2020 includes a non-cash deferred tax benefit of $37.2 million as a result of the release of a deferred tax liability relating to our investment in shares of Lineage Logistics, which converted to a REIT during the prior year and is therefore no longer subject to federal and state income taxes (Note 14).
(j)Amount for the year ended December 31, 2020 includes a one-time tax benefit of $4.7 million as a result of carrying back certain net operating losses in accordance with the CARES Act, which was enacted on March 27, 2020 (Note 14).

W. P. Carey 2021 10-K – 45

(k)Amount for the year ended December 31, 2021 is primarily comprised of reversals of estimated liabilities for German real estate transfer taxes that were previously recorded in connection with business combinations in prior years.

While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO and AFFO measures.

W. P. Carey 2021 10-K – 46

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

At December 31, 2021, a significant portion (approximately 88.6%) of our long-term debt either bore interest at fixed rates or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2021 (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Fixed-rate debt (a) (b)	$26,974	$91,643	$1,090,626	$509,741	$948,371	$3,328,988	$5,996,343	$6,222,246
Variable-rate debt (a)	$18,813	$99,278	$14,828	$722,075	$—	$—	$854,994	$853,002
__________
(a)Amounts are based on the exchange rate at December 31, 2021, as applicable.
(b)Amounts after 2023 are primarily comprised of principal payments for our Senior Unsecured Notes (Note 10).

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at December 31, 2021 would increase or decrease by $3.9 million for our British pound sterling-denominated debt, by $3.7 million for our euro-denominated debt, and by $0.2 million for our Japanese yen-denominated debt for each respective 1% change in annual interest rates.

W. P. Carey 2021 10-K – 47

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Canadian dollar, and the Japanese yen, which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed several offerings of euro-denominated senior notes, and have borrowed under our Senior Unsecured Credit Facility in foreign currencies, including the euro, British pound sterling, and Japanese yen (Note 10). Volatile market conditions arising from the ongoing effects of the COVID-19 global pandemic, as well as other macroeconomic factors, may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, British pound sterling, or Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at December 31, 2021 of $2.5 million, $0.6 million, and less than $0.1 million, respectively, excluding the impact of our derivative instruments.

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

For the year ended December 31, 2021, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•65% related to domestic operations; and
•35% related to international operations.

At December 31, 2021, our net-lease portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our ABR as of that date:

•63% related to domestic properties;
•37% related to international properties;
•26% related to industrial facilities, 24% related to warehouse facilities, 20% related to office facilities, and 18% related to retail facilities; and
•22% related to the retail stores industry (including automotive dealerships).

W. P. Carey 2021 10-K – 48

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

W. P. Carey 2021 10-K – 49

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of W. P. Carey Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of W. P. Carey Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

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

W. P. Carey 2021 10-K – 50

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

Purchase Price Allocation for Acquisitions

As described in Notes 2, 4, and 5 to the consolidated financial statements, the Company completed real estate acquisitions for total consideration of $1.5 billion during the year ended December 31, 2021. For acquired properties with leases classified as operating leases, management allocated the purchase price to the tangible and intangible assets and liabilities based on their estimated fair values. Management determines the fair value of real estate (i) by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term, and (ii) by the estimated residual value, which is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-tenanting of such property at estimated market rental rates, and applying a selected capitalization rate. For any acquisitions that do not qualify as sale-leaseback transactions, management records above- and below-market lease intangible assets and liabilities for acquired properties based on the present value, using a discount rate reflecting the risks associated with the leases acquired. For acquired properties with tenants in place, management records in-place lease intangible assets based on the estimated value ascribed to the avoidance of costs of leasing the properties for the remaining primary in-place lease terms.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 11, 2022

We have served as the Company’s auditor since 1973, which includes periods before the Company became subject to SEC reporting requirements.

W. P. Carey 2021 10-K – 51

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Investments in real estate:
Land, buildings and improvements	$11,875,407	$10,939,619
Net investments in direct financing leases and loans receivable	813,577	736,117
In-place lease intangible assets and other	2,386,000	2,301,174
Above-market rent intangible assets	843,410	881,159
Investments in real estate	15,918,394	14,858,069
Accumulated depreciation and amortization	(2,889,294)	(2,490,087)
Assets held for sale, net	8,269	18,590
Net investments in real estate	13,037,369	12,386,572
Equity method investments	356,637	283,446
Cash and cash equivalents	165,427	248,662
Due from affiliates	1,826	26,257
Other assets, net	1,017,842	851,881
Goodwill	901,529	910,818
Total assets (a)	$15,480,630	$14,707,636
Liabilities and Equity
Debt:
Senior unsecured notes, net	$5,701,913	$5,146,192
Unsecured revolving credit facility	410,596	82,281
Unsecured term loans, net	310,583	321,971
Non-recourse mortgages, net	368,524	1,145,554
Debt, net	6,791,616	6,695,998
Accounts payable, accrued expenses and other liabilities	572,846	603,663
Below-market rent and other intangible liabilities, net	183,286	197,248
Deferred income taxes	145,572	145,844
Dividends payable	203,859	186,514
Total liabilities (a)	7,897,179	7,829,267
Commitments and contingencies (Note 12)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 190,013,751 and 175,401,757 shares, respectively, issued and outstanding	190	175
Additional paid-in capital	9,977,686	8,925,365
Distributions in excess of accumulated earnings	(2,224,231)	(1,850,935)
Deferred compensation obligation	49,810	42,014
Accumulated other comprehensive loss	(221,670)	(239,906)
Total stockholders’ equity	7,581,785	6,876,713
Noncontrolling interests	1,666	1,656
Total equity	7,583,451	6,878,369
Total liabilities and equity	$15,480,630	$14,707,636
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

 See Notes to Consolidated Financial Statements.

W. P. Carey 2021 10-K – 52

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenues
Real Estate:
Lease revenues	$1,177,438	$1,080,623	$987,984
Income from direct financing leases and loans receivable	67,555	74,893	105,112
Lease termination income and other	53,655	11,082	29,547
Operating property revenues	13,478	11,399	50,220
	1,312,126	1,177,997	1,172,863
Investment Management:
Asset management and other revenue	15,363	22,467	43,356
Reimbursable costs from affiliates	4,035	8,855	16,547
	19,398	31,322	59,903
	1,331,524	1,209,319	1,232,766
Operating Expenses
Depreciation and amortization	475,989	442,935	447,135
General and administrative	81,888	75,950	75,293
Reimbursable tenant costs	62,417	56,409	55,576
Property expenses, excluding reimbursable tenant costs	47,898	44,067	39,545
Stock-based compensation expense	24,881	15,938	18,787
Impairment charges	24,246	35,830	32,539
Operating property expenses	9,848	9,901	38,015
Merger and other expenses	(4,546)	247	101
Reimbursable costs from affiliates	4,035	8,855	16,547
Subadvisor fees	—	1,469	7,579
	726,656	691,601	731,117
Other Income and Expenses
Interest expense	(196,831)	(210,087)	(233,325)
Gain on sale of real estate, net	40,425	109,370	18,143
Non-operating income	13,860	9,587	22,551
Other gains and (losses)	(12,885)	37,165	8,924
(Losses) earnings from equity method investments	(10,829)	(18,557)	23,229
Loss on change in control of interests	—	—	(8,416)
	(166,260)	(72,522)	(168,894)
Income before income taxes	438,608	445,196	332,755
(Provision for) benefit from income taxes	(28,486)	20,759	(26,211)
Net Income	410,122	465,955	306,544
Net income attributable to noncontrolling interests	(134)	(10,596)	(1,301)
Net Income Attributable to W. P. Carey	$409,988	$455,359	$305,243

Basic Earnings Per Share	$2.25	$2.61	$1.78
Diluted Earnings Per Share	$2.24	$2.60	$1.78
Weighted-Average Shares Outstanding
Basic	182,486,476	174,504,406	171,001,430
Diluted	183,127,098	174,839,428	171,299,414

See Notes to Consolidated Financial Statements.

W. P. Carey 2021 10-K – 53

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net Income	$410,122	$465,955	$306,544
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(35,736)	47,746	376
Unrealized gain (loss) on derivative instruments	35,305	(31,978)	(1,054)
Unrealized gain on investments	18,688	—	7
	18,257	15,768	(671)
Comprehensive Income	428,379	481,723	305,873

Amounts Attributable to Noncontrolling Interests
Net income	(134)	(10,596)	(1,301)
Unrealized gain on derivative instruments	(21)	(7)	—
Comprehensive income attributable to noncontrolling interests	(155)	(10,603)	(1,301)
Comprehensive Income Attributable to W. P. Carey	$428,224	$471,120	$304,572

See Notes to Consolidated Financial Statements.

W. P. Carey 2021 10-K – 54

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2021	175,401,757	$175	$8,925,365	$(1,850,935)	$42,014	$(239,906)	$6,876,713	$1,656	$6,878,369
Shares issued under forward sale agreements, net	9,798,209	10	697,034				697,044		697,044
Shares issued under “at-the-market” offering, net	4,690,073	5	340,061				340,066		340,066
Shares issued upon delivery of vested restricted share awards	119,268	—	(3,822)				(3,822)		(3,822)
Shares issued upon purchases under employee share purchase plan	4,444	—	305				305		305
Amortization of stock-based compensation expense			24,881				24,881		24,881
Deferral of vested shares, net			(7,044)		7,044		—		—
Distributions to noncontrolling interests							—	(145)	(145)
Dividends declared ($4.205 per share)			906	(783,284)	752		(781,626)		(781,626)
Net income				409,988			409,988	134	410,122
Other comprehensive income:
Foreign currency translation adjustments						(35,736)	(35,736)		(35,736)
Unrealized gain on derivative instruments						35,284	35,284	21	35,305
Unrealized gain on investments						18,688	18,688		18,688
Balance at December 31, 2021	190,013,751	$190	$9,977,686	$(2,224,231)	$49,810	$(221,670)	$7,581,785	$1,666	$7,583,451

(Continued)

W. P. Carey 2021 10-K – 55

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2020	172,278,242	$172	$8,717,535	$(1,557,374)	$37,263	$(255,667)	$6,941,929	$6,244	$6,948,173
Cumulative-effect adjustment for the adoption of ASU 2016-13, Financial Instruments — Credit Losses				(14,812)			(14,812)		(14,812)
Shares issued under forward sale agreements, net	2,951,791	3	199,478				199,481		199,481
Shares issued upon delivery of vested restricted share awards	162,331	—	(5,372)				(5,372)		(5,372)
Shares issued upon purchases under employee share purchase plan	6,893	—	389				389		389
Shares issued under “at-the-market” offering, net	2,500	—	60				60		60
Amortization of stock-based compensation expense			15,938				15,938		15,938
Deferral of vested shares, net			(3,854)		3,854		—		—
Distributions to noncontrolling interests							—	(5,326)	(5,326)
Dividends declared ($4.172 per share)			1,191	(734,108)	897		(732,020)		(732,020)
Redemption of noncontrolling interest (Note 3)							—	(9,865)	(9,865)
Net income				455,359			455,359	10,596	465,955
Other comprehensive income:
Foreign currency translation adjustments						47,746	47,746		47,746
Unrealized loss on derivative instruments						(31,985)	(31,985)	7	(31,978)
Balance at December 31, 2020	175,401,757	$175	$8,925,365	$(1,850,935)	$42,014	$(239,906)	$6,876,713	$1,656	$6,878,369

(Continued)

W. P. Carey 2021 10-K – 56

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2019	165,279,642	$165	$8,187,335	$(1,143,992)	$35,766	$(254,996)	$6,824,278	$5,777	$6,830,055
Shares issued under “at-the-market” offering, net	6,672,412	6	523,387				523,393		523,393
Shares issued upon delivery of vested restricted share awards	322,831	1	(15,766)				(15,765)		(15,765)
Shares issued upon purchases under employee share purchase plan	3,357	—	252				252		252
Deferral of vested shares, net			(1,445)		1,445		—		—
Amortization of stock-based compensation expense			18,787				18,787		18,787
Contributions from noncontrolling interests							—	849	849
Distributions to noncontrolling interests							—	(1,683)	(1,683)
Dividends declared ($4.140 per share)			4,985	(718,625)	52		(713,588)		(713,588)
Net income				305,243			305,243	1,301	306,544
Other comprehensive income:
Unrealized loss on derivative instruments						(1,054)	(1,054)		(1,054)
Foreign currency translation adjustments						376	376		376
Unrealized gain on investments						7	7		7
Balance at December 31, 2019	172,278,242	$172	$8,717,535	$(1,557,374)	$37,263	$(255,667)	$6,941,929	$6,244	$6,948,173

See Notes to Consolidated Financial Statements.

W. P. Carey 2021 10-K – 57

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash Flows — Operating Activities
Net income	$410,122	$465,955	$306,544
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	490,722	456,210	460,030
Amortization of rent-related intangibles and deferred rental revenue	56,910	52,736	84,878
Straight-line rent adjustments	(50,565)	(50,299)	(46,260)
Gain on sale of real estate, net	(40,425)	(109,370)	(18,143)
Stock-based compensation expense	24,881	15,938	18,787
Impairment charges	24,246	35,830	32,539
Net realized and unrealized losses (gains) on extinguishment of debt, equity securities, foreign currency transactions, and other	15,505	(55,810)	(466)
Distributions of earnings from equity method investments	15,471	9,419	26,772
Asset management revenue received in shares of Managed REITs	(12,528)	(16,642)	(30,555)
Losses (earnings) from equity method investments	10,829	18,557	(23,229)
Deferred income tax (benefit) expense	(4,703)	(49,076)	9,255
Change in allowance for credit losses	266	22,259	—
Loss on change in control of interests	—	—	8,416
Net changes in other operating assets and liabilities	(14,252)	5,831	(16,491)
Net Cash Provided by Operating Activities	926,479	801,538	812,077
Cash Flows — Investing Activities
Purchases of real estate	(1,306,858)	(656,313)	(717,666)
Investments in direct financing leases and loans receivable	(217,711)	—	—
Proceeds from sales of real estate	163,638	366,532	307,959
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(113,616)	(207,256)	(165,490)
Capital contributions to equity method investments	(107,552)	(4,253)	(2,595)
Proceeds from repayment of short-term loans to affiliates	62,048	51,702	46,637
Funding of short-term loans to affiliates	(41,000)	(26,481)	(36,808)
Other investing activities, net	(19,631)	1,165	(8,882)
Return of capital from equity method investments	13,955	19,483	34,365
Purchases of securities	—	(95,511)	—
Proceeds from repayment of loans receivable	—	11,000	19,707
Net Cash Used in Investing Activities	(1,566,727)	(539,932)	(522,773)
Cash Flows — Financing Activities
Proceeds from Unsecured Revolving Credit Facility	2,000,639	1,019,158	1,336,824
Repayments of Unsecured Revolving Credit Facility	(1,663,869)	(1,137,026)	(1,227,153)
Proceeds from issuance of Senior Unsecured Notes	1,385,059	495,495	870,635
Dividends paid	(764,281)	(726,955)	(704,396)
Prepayments of mortgage principal	(745,124)	(68,501)	(1,028,795)
Proceeds from shares issued under forward sale agreements, net of selling costs	697,044	199,716	—
Redemption of Senior Unsecured Notes	(617,442)	—	—
Proceeds from shares issued under ATM Program, net of selling costs	339,968	158	523,287
Scheduled payments of mortgage principal	(64,290)	(275,746)	(210,414)
Payment of financing costs	(11,295)	(14,205)	(6,716)
Other financing activities, net	4,606	8,917	5,550
Payments for withholding taxes upon delivery of equity-based awards	(3,822)	(5,372)	(15,766)
Distributions paid to noncontrolling interests	(145)	(5,326)	(1,683)
Proceeds from Unsecured Term Loans	—	298,974	—
Contributions from noncontrolling interests	—	—	849
Net Cash Provided by (Used in) Financing Activities	557,048	(210,713)	(457,778)
Change in Cash and Cash Equivalents and Restricted Cash During the Year
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(10,629)	9,368	(4,071)
Net (decrease) increase in cash and cash equivalents and restricted cash	(93,829)	60,261	(172,545)
Cash and cash equivalents and restricted cash, beginning of year	311,779	251,518	424,063
Cash and cash equivalents and restricted cash, end of year	$217,950	$311,779	$251,518

See Notes to Consolidated Financial Statements.

W. P. Carey 2021 10-K – 58

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

On April 13, 2020, two of the non-traded REITs that we advised, Carey Watermark Investors Incorporated (“CWI 1”) and Carey Watermark Investors 2 Incorporated (“CWI 2”) (together, the “CWI REITs”), merged in an all-stock transaction, with CWI 2 as the surviving entity (the “CWI 1 and CWI 2 Merger”). Following the close of the CWI 1 and CWI 2 Merger, our advisory agreements with CWI 1 and CWI 2 were terminated, CWI 2 was renamed Watermark Lodging Trust, Inc. (“WLT”), and we began to provide certain services to WLT pursuant to a transition services agreement (which was terminated on October 13, 2021). At December 31, 2021, we were the advisor to the following entities (Note 3):

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

On August 31, 2021, CPA:18 – Global reported that its independent directors intended to begin the process of evaluating possible liquidity alternatives for its shareholders, including a transaction involving us or one of our subsidiaries. There can be no assurance that any such liquidity transaction will occur in the near future or at all.

Reportable Segments

Real Estate — Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Northern and Western Europe, which are leased to companies on a triple-net lease basis. At December 31, 2021, our owned portfolio was comprised of our full or partial ownership interests in 1,304 properties, totaling approximately 156 million square feet (unaudited), substantially all of which were net leased to 352 tenants, with a weighted-average lease term of 10.8 years and an occupancy rate of 98.5%. In addition, at December 31, 2021, our portfolio was comprised of full or partial ownership interests in 20 operating properties, including 19 self-storage properties and one hotel, totaling approximately 1.4 million square feet (unaudited).

W. P. Carey 2021 10-K – 59

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

At December 31, 2021, the Managed Programs owned all or a portion of 56 net-leased properties (including certain properties in which we also have an ownership interest), totaling approximately 10.8 million square feet (unaudited), substantially all of which were leased to 50 tenants, with an occupancy rate of approximately 98.3%. The Managed Programs also had interests in 66 operating properties (totaling approximately 5.1 million square feet (unaudited) in the aggregate) and four active build-to-suit projects at the same date.

Note 2. Summary of Significant Accounting Policies

Critical Accounting Policies and Estimates

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We capitalize acquisition-related costs and fees associated with asset acquisitions. We immediately expense acquisition-related costs and fees associated with business combinations. All transaction costs incurred during the reporting period were capitalized since our acquisitions were classified as asset acquisitions.

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

The discount rates and residual capitalization rates used to value the properties are selected based on several factors, including:

•the creditworthiness of the lessees;
•industry surveys;
•property type;
•property location and age;
•current lease rates relative to market lease rates; and
•anticipated lease duration.

W. P. Carey 2021 10-K – 60

Notes to Consolidated Financial Statements

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

The value of any in-place lease is estimated to be equal to the acquirer’s avoidance of costs as a result of having tenants in place, that would be necessary to lease the property for a lease term equal to the remaining primary in-place lease term and the value of investment grade tenancy. The cost avoidance is derived first by determining the in-place lease term on the subject lease. Then, based on our review of the market, the cost to be borne by a property owner to replicate a market lease to the remaining in-place term is estimated. These costs consist of: (i) rent lost during downtime (i.e., assumed periods of vacancy), (ii) estimated expenses that would be incurred by the property owner during periods of vacancy, (iii) rent concessions (i.e., free rent), (iv) leasing commissions, and (v) tenant improvements allowances given to tenants. We determine these values using our estimates or by relying in part upon third-party valuations. We amortize the value of in-place lease intangibles to depreciation and amortization expense over the remaining initial term of each lease. The amortization period for intangibles does not exceed the remaining depreciable life of the building.

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

Purchase Price Allocation of Goodwill — In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. We allocate goodwill to the respective reporting units in which such goodwill arises. Goodwill acquired in certain business combinations was attributed to the Real Estate segment which comprises one reporting unit. In the event we dispose of a property or an investment that constitutes a business under U.S. generally accepted accounting principles (“GAAP”) from a reporting unit with goodwill, we allocate a portion of the reporting unit’s goodwill to that business in determining the gain or loss on the disposal of the business. The amount of goodwill allocated to the business is based on the relative fair value of the business to the fair value of the reporting unit. As part of purchase accounting for a business, we record any deferred tax assets and/or liabilities resulting from the difference between the tax basis and GAAP basis of the investment

W. P. Carey 2021 10-K – 61

Notes to Consolidated Financial Statements
in the taxing jurisdiction. Such deferred tax amount will be included in purchase accounting and may impact the amount of goodwill recorded depending on the fair value of all of the other assets and liabilities and the amounts paid.

Financing Arrangements — In accordance with Accounting Standards Codification (“ASC”) 310, Receivables and ASC 842, Leases, real estate assets acquired through a sale-leaseback transaction are accounted for as a financing arrangement if the investment does not meet the criteria for sale-leaseback accounting. We record such investments within Net investments in direct financing leases and loans receivable on the consolidated balance sheets. Rent payments from these investments are included within Income from direct financing leases and loans receivable on the consolidated statements of income.

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

Direct Financing Leases — This policy was superseded by Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses, which we adopted on January 1, 2020 and which is described below under Credit Losses. Prior to this adoption, we periodically assessed whether there were any indicators that the value of our net investments in direct financing leases may have been impaired. When determining a possible impairment, we considered the collectibility of direct financing lease receivables for which a reserve would have been required if any losses were both probable and reasonably estimable. In addition, we determined whether there had been a permanent decline in the estimate of the residual value of the property. If this review indicated a permanent decline in the fair value of the asset below its carrying value, we recognized an impairment charge.

Equity Method Investments — We evaluate our equity method investments on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by calculating our share of the estimated fair market value of the underlying net assets based on the terms of the applicable partnership or joint-venture agreement. For our investment in CPA:18 – Global, we calculate the estimated fair value of our investment using its most recently published net asset value per share (“NAV”) multiplied by the number of shares owned. For our equity investments in real estate, we

W. P. Carey 2021 10-K – 62

Notes to Consolidated Financial Statements
calculate the estimated fair value of the underlying investment’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities (excluding net investment in direct financing leases) have fair values that generally approximate their carrying values.

Goodwill — We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event. Such a triggering event within our Investment Management segment depends on the timing and form of liquidity events for the Managed Programs (Note 3). To identify any impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. This assessment is used as a basis to determine whether it is necessary to calculate reporting unit fair values. If necessary, we calculate the estimated fair value of the Investment Management reporting unit by utilizing a discounted cash flow analysis methodology and available NAVs. We calculate the estimated fair value of the Real Estate reporting unit by utilizing our market capitalization and the aforementioned fair value of the Investment Management segment. Impairments, if any, will be the difference between the reporting unit’s fair value and carrying amount, not to exceed the carrying amount of goodwill.

Credit Losses

We adopted ASU 2016-13, Financial Instruments — Credit Losses on January 1, 2020, which replaces the “incurred loss” model with an “expected loss” model, resulting in the earlier recognition of credit losses even if the risk of loss is remote. This standard applies to financial assets measured at amortized cost and certain other instruments, including net investments in direct financing leases and loans receivable. This standard does not apply to receivables arising from operating leases, which are within the scope of Topic 842. We adopted ASU 2016-13 using the modified retrospective method, under which we recorded a cumulative-effect adjustment as a charge to retained earnings of $14.8 million on January 1, 2020, which is reflected within our consolidated statements of equity.

The allowance for credit losses, which is recorded as a reduction to Net investments in direct financing leases and loans receivable on our consolidated balance sheets, is measured on a pool basis by credit ratings (Note 5), using a probability of default method based on the lessees’ respective credit ratings, the expected value of the underlying collateral upon its repossession, and our historical loss experience related to other direct financing leases. Included in our model are factors that incorporate forward-looking information. Allowance for credit losses is included in our consolidated statements of income within Other gains and (losses).

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

W. P. Carey 2021 10-K – 63

Notes to Consolidated Financial Statements
At December 31, 2021 and 2020, we considered 14 and 12 entities to be VIEs, respectively, of which we consolidated six and five, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	December 31,
	2021	2020
Land, buildings and improvements	$426,831	$423,333
Net investments in direct financing leases and loans receivable	144,103	15,242
In-place lease intangible assets and other	42,884	41,997
Above-market rent intangible assets	26,720	26,720
Accumulated depreciation and amortization	(154,413)	(137,827)
Total assets	500,884	381,953

Non-recourse mortgages, net	$1,485	$3,508
Below-market rent and other intangible liabilities, net	20,568	22,283
Total liabilities	46,302	48,971

At December 31, 2021 and 2020, our eight and seven unconsolidated VIEs included our interests in (i) six and five unconsolidated real estate investments, respectively, which we account for under the equity method of accounting (we do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities), and (ii) two unconsolidated investments in equity securities, which we accounted for as investments in shares of the entities at fair value. As of December 31, 2021 and 2020, the net carrying amount of our investments in these entities was $581.3 million and $425.3 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

Leases

As a Lessee: Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments under the lease. We determine if an arrangement contains a lease at contract inception and determine the classification of the lease at commencement. Operating lease ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We do not include renewal options in the lease term when calculating the lease liability unless we are reasonably certain we will exercise the option. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Our variable lease payments consist of increases as a result of the Consumer Price Index (“CPI”) or other comparable indices, taxes, and maintenance costs. Lease expense for lease payments is recognized on a straight-line basis over the term of the lease. Below-market ground lease intangible assets and above-market ground lease intangible liabilities are included as a component of ROU assets. See Note 4 for additional disclosures on the presentation of these amounts in our consolidated balance sheets.

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

W. P. Carey 2021 10-K – 64

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

We currently present Income from direct financing leases and loans receivable on its own line item in the consolidated statements of income. Previously, income from direct financing leases was included within Lease revenues and income from loans receivable was included within Lease termination income and other in the consolidated statements of income.

Loans receivable are now included within the retitled line item Net investments in direct financing leases and loans receivable in the consolidated balance sheets. Previously, loans receivable were included within Other assets, net in the consolidated balance sheets.

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

	December 31,
	2021	2020	2019
Cash and cash equivalents	$165,427	$248,662	$196,028
Restricted cash	52,523	63,117	55,490
Total cash and cash equivalents and restricted cash	$217,950	$311,779	$251,518

Land, Buildings and Improvements — We carry land, buildings, and improvements at cost less accumulated depreciation. We capitalize costs that extend the useful life of properties or increase their value, while we expense maintenance and repairs that do not improve or extend the lives of the respective assets as incurred.

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

Internal-Use Software Development Costs and Cloud Computing Arrangements — We expense costs associated with the assessment stage of software development projects. Upon completion of the preliminary project assessment stage, we capitalize internal and external costs associated with the application development stage. We expense the personnel-related costs of training and data conversion. We also expense costs associated with the post-implementation and operation stage, including maintenance and specified upgrades; however, we capitalize internal and external costs associated with significant upgrades to existing systems that result in additional functionality. Cloud computing arrangement costs follow the internal-use software accounting guidance to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized internal-use software development costs are amortized on a straight-line basis over the software’s estimated useful life, which is three to seven years. Capitalized implementation costs related to a service contract will be amortized over the term of the hosting arrangement beginning when the component of the hosting arrangement is ready for its intended use. Periodically, we reassess the useful life considering technology, obsolescence, and other factors.

W. P. Carey 2021 10-K – 65

Notes to Consolidated Financial Statements
Other Assets and Liabilities — We include prepaid expenses, deferred rental income, tenant receivables, deferred charges, escrow balances held by lenders, restricted cash balances, marketable securities, derivative assets, other intangible assets, corporate fixed assets, our investment in shares of Lineage Logistics (a cold storage REIT) (Note 8), our investment in shares of Guggenheim Credit Income Fund (“GCIF”) (Note 8), and office lease ROU assets in Other assets, net. We include derivative liabilities, amounts held on behalf of tenants, operating lease liabilities, and deferred revenue in Accounts payable, accrued expenses and other liabilities.

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

Revenue from contracts for our Real Estate segment primarily represented hotel operating property revenues of $7.2 million, $5.9 million, and $29.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. Such operating property revenues are primarily comprised of revenues from room rentals and from food and beverage services at our hotel operating properties during those years. We identified a single performance obligation for each distinct service. Performance obligations are typically satisfied at a point in time, at the time of sale, or at the rendering of the service. Fees are generally determined to be fixed. Payment is typically due immediately following the delivery of the service. Revenue from contracts under ASC 606 from our Investment Management segment is discussed in Note 3.

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

W. P. Carey 2021 10-K – 66

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

Stock-Based Compensation — We have granted restricted share awards (“RSAs”), restricted share units (“RSUs”), and performance share units (“PSUs”) to certain employees, independent directors, and nonemployees. Grants were awarded in the name of the recipient subject to certain restrictions of transferability and a risk of forfeiture. Stock-based compensation expense for all equity-classified stock-based compensation awards is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments, which includes awards granted to certain nonemployees. We recognize these compensation costs for only those shares expected to vest on a straight-line basis over the requisite service or performance period of the award. We include stock-based compensation within Additional paid-in capital in the consolidated statements of equity and Stock-based compensation expense in the consolidated statements of income.

Foreign Currency Translation and Transaction Gains and Losses — We have interests in international real estate investments primarily in Europe, Canada, and Japan, and the primary functional currencies for those investments are the euro, the British pound sterling, the Canadian dollar, and the Japanese yen. We perform the translation from these currencies to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate during the month in which the transaction occurs. We report the gains and losses resulting from such translation as a component of other comprehensive income in equity. These translation gains and losses are released to net income (within Gain on sale of real estate, net, in the consolidated statements of income) when we have substantially exited from all investments in the related currency.

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

W. P. Carey 2021 10-K – 67

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

Segment Allocation Changes — Beginning with the second quarter of 2020, general and administrative expenses attributed to our Investment Management segment are comprised of the incremental costs of providing services to the Managed Programs, which are fully reimbursed by those funds (resulting in no net expense for us). All other general and administrative expenses are attributed to our Real Estate segment. Previously, general and administrative expenses were allocated based on time incurred by our personnel for the Real Estate and Investment Management segments. In addition, beginning with the second quarter of 2020, stock-based compensation expense and corporate depreciation and amortization expense are fully recognized within our Real Estate segment. In light of the termination of the advisory agreements with CWI 1 and CWI 2 in connection with the WLT management internalization (Note 3), we now view essentially all assets, liabilities, and operational expenses as part of our Real Estate segment, other than incremental activities that are expected to wind down as we manage CPA:18 –Global and CESH through the end of their respective life cycles. These changes between the segments had no impact on our consolidated financial statements.

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

We recognize deferred income taxes in certain of our subsidiaries taxable in the United States or in foreign jurisdictions. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for GAAP purposes as described in Note 14). In addition, deferred tax assets arise from unutilized tax net operating losses, generated in prior years. Deferred income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities. We provide a valuation allowance against our

W. P. Carey 2021 10-K – 68

Notes to Consolidated Financial Statements
deferred income tax assets when we believe that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income tax expense (benefit).

Earnings Per Share — Basic earnings per share is calculated by dividing net income available to common stockholders, as adjusted for unallocated earnings attributable to the nonvested RSUs by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share reflects potentially dilutive securities (RSAs, RSUs, PSUs, and shares available for issuance under our Equity Forwards) using the treasury stock method, except when the effect would be anti-dilutive.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. On January 7, 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the transition. We have evaluated contracts that reference London Interbank Offered Rate (“LIBOR”) or other discontinued reference rates and accounted for the necessary modifications with a replacement reference rate using the expedients and exceptions provided for in ASU 2020-04 and ASU 2021-01. As of December 31, 2021, this reference rate transition impacted only our Senior Unsecured Credit Facility, as described in Note 10. In December 2021, the Senior Unsecured Credit Facility was amended to transition to certain replacement reference rates. The adoption of these standards did not have a material impact on our consolidated financial statements.

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

W. P. Carey 2021 10-K – 69

Notes to Consolidated Financial Statements
The following tables present a summary of revenue earned, reimbursable costs, and distributions of Available Cash received/accrued from the Managed Programs and WLT for the periods indicated, included in the consolidated financial statements (in thousands):

	Years Ended December 31,
	2021	2020	2019
Asset management revenue (a)	$15,363	$21,973	$39,132
Distributions of Available Cash (b)	7,345	7,225	21,489
Reimbursable costs from affiliates (a)	4,035	8,855	16,547
Interest income on deferred acquisition fees and loans to affiliates (c)	120	369	2,237
Structuring and other advisory revenue (a)	—	494	4,224
	$26,863	$38,916	$83,629

	Years Ended December 31,
	2021	2020	2019
CPA:18 – Global	$22,867	$22,200	$26,039
CWI 1	—	5,662	30,770
CWI 2	—	4,668	21,584
CESH	3,713	4,723	5,236
WLT (reimbursed transition services)	283	1,663	—
	$26,863	$38,916	$83,629
__________
(a)Amounts represent revenues from contracts under ASC 606.
(b)Included within (Losses) earnings from equity method investments in the consolidated statements of income.
(c)Included within Non-operating income in the consolidated statements of income.

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	December 31,
	2021	2020
Reimbursable costs	$974	$1,760
Asset management fees receivable	494	1,054
Accounts receivable	336	305
Current acquisition fees receivable	19	136
Deferred acquisition fees receivable, including accrued interest	3	1,858
Short-term loans to affiliates, including accrued interest	—	21,144
	$1,826	$26,257

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

W. P. Carey 2021 10-K – 70

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

W. P. Carey 2021 10-K – 71

Notes to Consolidated Financial Statements
Reimbursable Costs from Affiliates

The existing Managed Programs reimburse us in cash for certain personnel and overhead costs that we incur on their behalf. For CPA:18 – Global, such costs (excluding those related to our legal transactions group, our senior management, and our investments team) are charged to CPA:18 – Global based on the average of the trailing 12-month aggregate reported revenues of the Managed Programs and us, and personnel costs are capped at 1.0% of CPA:18 – Global’s pro rata lease revenues for 2021, 2020, and 2019; for the legal transactions group, costs are charged according to a fee schedule. For the CWI REITs, the reimbursements were based on actual expenses incurred, excluding those related to our senior management, and allocated between the CWI REITs based on the percentage of their total pro rata hotel revenues for the most recently completed quarter. Reimbursements from the CWI REITs ceased following the closing of the CWI 1 and CWI 2 Merger on April 13, 2020; after that date, we began recording reimbursements from WLT pursuant to a transition services agreement (described below) based on actual expenses incurred. On October 13, 2021, all services provided under the transition services agreement were terminated. For CESH, reimbursements are based on actual expenses incurred.

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

Back-End Fees and Interests in the Managed Programs

Under our advisory agreements with certain of the Managed Programs, we may also receive compensation in connection with providing liquidity events for their stockholders. Such back-end fees or interests include or may include disposition fees, interests in disposition proceeds, and distributions related to ownership of shares or limited partnership units in the Managed Programs. On August 31, 2021, CPA:18 – Global reported that its independent directors intended to begin the process of evaluating possible liquidity alternatives for its shareholders, including a transaction involving us or one of our subsidiaries. The timing and form of any liquidity event is at the discretion of the special committee composed of CPA:18 – Global’s independent directors. Therefore, there can be no assurance as to whether or when any back-end fees or interests will be realized. Back-end fees and interests related to the CWI 1 and CWI 2 Merger are described below.

Other Transactions with Affiliates

CWI 1 and CWI 2 Merger

On October 22, 2019, CWI 1 and CWI 2 announced that they had entered into a definitive merger agreement under which the two companies intended to merge in an all-stock transaction, with CWI 2 as the surviving entity. The CWI 1 and CWI 2 Merger was approved by the stockholders of CWI 1 and CWI 2 on April 8, 2020 and closed on April 13, 2020. Subsequently, CWI 2 was renamed WLT, as described in Note 1. In connection with the CWI 1 and CWI 2 Merger, we entered into an internalization agreement and a transition services agreement. Immediately following the closing of the CWI 1 and CWI 2 Merger, (i) the advisory agreements with each of CWI 1 and CWI 2 and each of their respective operating partnerships terminated, (ii) the subadvisory agreements with the subadvisors for CWI 1 and CWI 2 were terminated, (iii) pursuant to the internalization agreement, two of our representatives were appointed to the board of directors of WLT (however both representatives resigned from the board of directors of WLT on April 29, 2020), and (iv) we provided certain transition services at cost to WLT, pursuant to a transition services agreement. On October 13, 2021, all services provided under the transition services agreement were terminated.

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

W. P. Carey 2021 10-K – 72

Notes to Consolidated Financial Statements
Pursuant to the internalization agreement, the operating partnerships of each of CWI 1 and CWI 2 redeemed the special general partner interests that we previously held, for which we received 1,300,000 shares of CWI 2 preferred stock with a liquidation preference of $50.00 per share and 2,840,549 shares in CWI 2 Class A common stock (which was a non-cash investing activity). In connection with this redemption, we recognized a non-cash net gain on sale of $33.0 million, which was included within (Losses) earnings from equity method investments in the consolidated statements of income for the year ended December 31, 2020. This net gain on sale was recorded based on:

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

We accounted for our investment in shares of WLT (formerly CWI 2) preferred stock as available-for-sale debt securities, which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 3 because we primarily used a discounted cash flow valuation model that incorporates unobservable inputs to determine its fair value. In January 2022, WLT redeemed in full our 1,300,000 shares of its preferred stock for gross proceeds of $65.0 million (based on the liquidation preference of $50.00 per share, as described above) (Note 17). Since this redemption was based on market conditions that existed as of December 31, 2021, during the year ended December 31, 2021, we recognized an unrealized gain on our investment in preferred shares of WLT of $18.7 million, which was recognized within Other comprehensive income (loss) in the consolidated financial statements. The fair value of our investment in preferred shares of WLT approximated its carrying value, which was $65.0 million and $46.3 million as of December 31, 2021 and 2020, respectively (Note 8).

Prior to the closing of the CWI 1 and CWI 2 Merger, we owned 3,836,669 shares of CWI 2 Class A common stock. Following the closing of the CWI 1 and CWI 2 Merger, execution of the internalization agreement, and CWI 2 being renamed WLT, we own 12,208,243 shares of WLT common stock, which we account for as an equity method investment. We follow the hypothetical liquidation at book value (“HLBV”) model and recognize within equity income our proportionate share of WLT’s earnings based on our ownership of common stock of WLT, after giving effect to preferred dividends owed by WLT. We record our investment in shares of common stock of WLT on a one quarter lag. Our investment in shares of common stock of WLT, which is included in Equity method investments in the consolidated financial statements (as an equity method investment in real estate), had a carrying value of $33.4 million and $44.2 million as of December 31, 2021 and 2020, respectively (Note 7).

Loans to Affiliates

From time to time, our Board has approved the making of secured and unsecured loans or lines of credit from us to certain of the Managed Programs, at our sole discretion, generally for the purpose of facilitating acquisitions or for working capital purposes.

The principal outstanding balance on our line of credit to CPA:18 – Global was $21.1 million as of December 31, 2020. CPA:18 – Global repaid the principal outstanding in full during the year ended December 31, 2021. In the fourth quarter of 2021, the maturity date of this line of credit was extended from March 31, 2022 to March 31, 2023. In January 2022, we loaned $13.0 million to CPA:18 – Global.

W. P. Carey 2021 10-K – 73

Notes to Consolidated Financial Statements
CPA:17 Merger

On October 31, 2018, Corporate Property Associates 17 – Global Incorporated (“CPA:17 – Global”), a former affiliate, merged with and into one of our wholly owned subsidiaries (the “CPA:17 Merger”), which we accounted for as a business combination under the acquisition method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed, based upon their preliminary fair values at October 31, 2018. We identified certain measurement period adjustments during the third quarter of 2019 that impacted the provisional accounting (resulting in a $15.8 million increase in Goodwill (Note 6)). As a result, during 2019, we recorded a loss on change in control of interests of $8.4 million on the purchase of the remaining interest in a real estate investment from CPA:17 – Global in the CPA:17 Merger (Note 5).

Other

At December 31, 2021, we owned interests in ten jointly owned investments in real estate (including our investment in shares of common stock of WLT, as described above), with the remaining interests held by affiliates or third parties. We account for nine such investments under the equity method of accounting (Note 7) and consolidate the remaining investment. In addition, we owned stock of CPA:18 – Global and limited partnership units of CESH at that date. We accounted for our investment in CPA:18 – Global under the equity method of accounting and elected to account for our investment in CESH under the fair value option (Note 7).

Note 4. Land, Buildings and Improvements and Assets Held for Sale

Land, Buildings and Improvements — Operating Leases

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	December 31,
	2021	2020
Land	$2,151,327	$2,012,688
Buildings and improvements	9,525,858	8,724,064
Real estate under construction	114,549	119,391
Less: Accumulated depreciation	(1,448,020)	(1,206,912)
	$10,343,714	$9,649,231

During 2021, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro decreased by 7.7% to $1.1326 from $1.2271. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $244.1 million from December 31, 2020 to December 31, 2021.

In connection with changes in lease classifications due to extensions of the underlying leases, we reclassified seven properties with an aggregate carrying value of $76.9 million from Net investments in direct financing leases and loans receivable to Land, buildings and improvements subject to operating leases during 2021 (Note 5).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $286.4 million, $258.9 million, and $229.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.

During 2021, we determined that the tenant/seller in the January 2020 acquisition of an industrial facility in Aurora, Oregon, would not be able to secure an easement on the property. As a result, the tenant/seller forfeited $5.0 million of the initial purchase price that we held back at the time of acquisition, the release of which was contingent on securing the easement. Since we previously accounted for this as a contingent liability and included the $5.0 million holdback within our capitalized real estate, we reduced the carrying value of Land, buildings and improvements subject to operating leases by this amount during 2021 and removed the corresponding liability from Accounts payable, accrued expenses and other liabilities on our consolidated balance sheets.

W. P. Carey 2021 10-K – 74

Notes to Consolidated Financial Statements
Acquisitions of Real Estate During 2021

During 2021, we entered into the following investments, which were deemed to be real estate asset acquisitions (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs (a)
Grove City, Ohio, and Anderson, South Carolina	2	2/2/2021	Warehouse	$19,129
Various, New Jersey and Pennsylvania (b)	10	2/11/2021	Retail; Office	55,115
Central Valley, California (c)	4	2/11/2021	Warehouse; Land	75,008
Various, France (d) (e)	3	4/1/2021	Retail	119,341
Searcy, Arkansas	1	4/14/2021	Industrial	14,038
Detroit, Michigan	1	4/27/2021	Warehouse	52,810
Solihull, United Kingdom (d) (e)	1	5/4/2021	Warehouse	194,954
New Rochelle, New York	1	5/5/2021	Student Housing (Net Lease)	26,109
Groveport, Ohio	1	5/5/2021	Industrial	27,133
Dakota, Illinois	1	5/12/2021	Industrial	65,043
San Jose, California	1	5/13/2021	Industrial	51,949
Opelika, Alabama	1	6/7/2021	Warehouse	48,897
Niles and Elk Grove Village, Illinois; and Guelph, Canada	3	6/9/2021	Warehouse	42,829
Rome, New York	1	6/10/2021	Warehouse	44,781
St. Louis, Missouri	1	8/2/2021	Office	7,924
Frankfort, Indiana	1	8/26/2021	Warehouse	113,544
Various, United States (f)	6	9/1/2021	Land	17,396
Rogers, Minnesota	1	9/9/2021	Warehouse	26,531
Chattanooga, Tennessee	2	10/19/2021	Industrial	40,728
Mankato, Minnesota	1	11/12/2021	Warehouse	17,665
Various, Denmark (e)	11	12/7/2021	Retail	46,129
Lawrence, Kansas	1	12/9/2021	Industrial	25,728
Various, Poland (d) (e)	7	12/15/2021	Retail	74,345
Cary, Illinois	1	12/28/2021	Industrial	44,399
Various, Netherlands (e)	5	12/29/2021	Retail	51,636
Various, New Jersey and Pennsylvania (g)	5	Various	Outdoor Advertising	3,989
	73			$1,307,150
__________
(a)This table excludes the sale-leasebacks classified as loans receivable completed during 2021 (Note 5).
(b)This acquisition is comprised of seven retail facilities and three office facilities.
(c)This acquisition is comprised of two warehouse facilities and two parcels of land.
(d)We also recorded estimated deferred tax liabilities of (i) $8.8 million on the investment in France, (ii) $3.6 million on the investment in the United Kingdom, and (iii) $0.7 million on the investment in Poland, with corresponding increases to the asset values, due to temporary tax and GAAP differences established in connection with the acquisitions.
(e)Amount reflects the applicable exchange rate on the date of transaction.
(f)This acquisition is compromised of the land under buildings we already own.
(g)We entered into an agreement to fund loans for certain outdoor advertising infrastructure. At the end of the loan term, we will acquire the properties. In accordance with ASC 810, Consolidation, we determined that these loans would be consolidated.

W. P. Carey 2021 10-K – 75

Notes to Consolidated Financial Statements
The aggregate purchase price allocation for investments disclosed above is as follows (dollars in thousands):

Total Capitalized Costs
Land	$190,968
Buildings and improvements	946,908
Intangibles:
In-place lease (weighted-average expected life of 20.7 years)	198,869
Below-market rent (weighted-average expected life of 11.1 years)	(9,995)
Right-of-use assets:
Land lease right-of-use assets	5,979
Above-market ground lease intangibles, net	(4,155)
Prepaid rent liabilities	(15,445)
Operating lease liabilities	(5,979)
$1,307,150

Acquisitions of Real Estate During 2020 — We entered into 14 investments, which were deemed to be real estate asset acquisitions, at a total cost of $661.4 million, including land of $105.4 million, buildings of $449.4 million, and net lease intangibles of $106.6 million.

Acquisitions of Real Estate During 2019 — We entered into 23 investments, which were deemed to be real estate asset acquisitions, at a total cost of $737.5 million, including land of $86.3 million, buildings of $523.3 million, net lease intangibles of $134.9 million, a prepaid rent liability of $6.1 million, a debt premium of $0.8 million (related to the non-recourse mortgage loan assumed in connection with an acquisition), and net other liabilities assumed of $0.1 million.

Dollar amounts are based on the exchange rates of the foreign currencies on the dates of activity, as applicable.

Real Estate Under Construction

During 2021, we capitalized real estate under construction totaling $83.3 million. The number of construction projects in progress with balances included in real estate under construction was six and five as of December 31, 2021 and 2020, respectively. Aggregate unfunded commitments totaled approximately $55.3 million and $81.8 million as of December 31, 2021 and 2020, respectively.

During 2021, we completed the following construction projects (dollars in thousands):

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

During 2020, we completed five construction projects, at a total cost of $171.2 million.

During 2019, we completed seven construction projects, at a total cost of $122.5 million.

During 2021, we committed to fund six build-to-suit or expansion projects totaling $63.5 million (based on the exchange rate of the euro at December 31, 2021, as applicable). We currently expect to complete the projects in 2022 and 2023.

W. P. Carey 2021 10-K – 76

Notes to Consolidated Financial Statements
Capitalized interest incurred during construction was $2.5 million, $2.9 million, and $2.5 million for the years ended December 31, 2021, 2020, and 2019 respectively, which reduces Interest expense in the consolidated statements of income.

Dollar amounts are based on the exchange rates of the foreign currencies on the dates of activity, as applicable.

Dispositions of Properties

During 2021, we sold 16 properties, which were classified as Land, buildings and improvements subject to operating leases. As a result, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $62.6 million from December 31, 2020 to December 31, 2021.

Lease Termination Income and Other

2021 — For the year ended December 31, 2021, lease termination income and other on our consolidated statements of income included: (i) lease termination income of $41.0 million received from a tenant; (ii) other lease-related settlements totaling $9.8 million; and (iii) income from a parking garage attached to one of our net-leased properties totaling $1.9 million.

2020 — For the year ended December 31, 2020, lease termination income and other on our consolidated statements of income included: (i) lease-related settlements totaling $7.9 million and (ii) income from a parking garage attached to one of our net-leased properties totaling $2.3 million.

2019 — For the year ended December 31, 2019, lease termination income and other on our consolidated statements of income included: (i) lease-related settlements totaling $24.1 million and (ii) income from a parking garage attached to one of our net-leased properties totaling $3.5 million (Note 5).

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Lease income — fixed	$1,066,250	$981,430	$898,111
Lease income — variable (a)	111,188	99,193	89,873
Total operating lease income	$1,177,438	$1,080,623	$987,984
__________
(a)Includes (i) rent increases based on changes in the CPI and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments) under non-cancelable operating leases at December 31, 2021 are as follows (in thousands):

Years Ending December 31,	Total
2022	$1,140,093
2023	1,116,058
2024	1,058,713
2025	997,909
2026	946,077
Thereafter	8,154,484
Total	$13,413,334

W. P. Carey 2021 10-K – 77

Notes to Consolidated Financial Statements
See Note 5 for scheduled future lease payments to be received under non-cancelable direct financing leases.

Lease Cost

Lease costs for operating leases are included in (i) General and administrative expenses (office leases), (ii) Property expenses, excluding reimbursable tenant costs (land leases), and (iii) Reimbursable tenant costs (land leases) in the consolidated statements of income. Certain information related to the total lease cost for operating leases is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Fixed lease cost	$16,426	$17,616	$14,503
Variable lease cost	1,149	1,089	1,186
Total lease cost	$17,575	$18,705	$15,689

During the years ended December 31, 2021, 2020, and 2019, we received sublease income totaling approximately $5.1 million, $5.5 million, and $5.4 million, respectively, which is included in Lease revenues in the consolidated statements of income.

Other Information

Supplemental balance sheet information related to ROU assets and lease liabilities is as follows (dollars in thousands):

		December 31,
	Location on Consolidated Balance Sheets	2021	2020
Operating ROU assets — land leases	In-place lease intangible assets and other	$106,095	$119,590
Operating ROU assets — office leases	Other assets, net	59,902	61,137
Total operating ROU assets		$165,997	$180,727

Operating lease liabilities	Accounts payable, accrued expenses and other liabilities	$146,437	$151,466

Weighted-average remaining lease term — operating leases		26.1 years	29.2 years
Weighted-average discount rate — operating leases		6.8%	7.1%
Number of land lease arrangements		66	68
Number of office space arrangements (a)		4	7
Lease term range (excluding extension options not reasonably certain of being exercised)		<1 – 100 years	<1 – 100 years
__________
(a)The leases for our former office spaces in New York expired on January 31, 2021.

Cash paid for operating lease liabilities included in Net cash provided by operating activities totaled $13.9 million, $15.5 million, and $14.6 million for the years ended December 31, 2021, 2020, and 2019, respectively. There are no land or office direct financing leases for which we are the lessee, therefore there are no related ROU assets or lease liabilities.

W. P. Carey 2021 10-K – 78

Notes to Consolidated Financial Statements
Undiscounted Cash Flows

A reconciliation of the undiscounted cash flows for operating leases recorded on the consolidated balance sheet within Accounts payable, accrued expenses and other liabilities as of December 31, 2021 is as follows (in thousands):

Years Ending December 31,	Total
2022	$14,230
2023	14,246
2024	13,137
2025	13,092
2026	13,034
Thereafter	275,259
Total lease payments	342,998
Less: amount of lease payments representing interest	(196,561)
Present value of future lease payments/lease obligations	$146,437

Land, Buildings and Improvements — Operating Properties

At both December 31, 2021 and 2020, Land, buildings and improvements attributable to operating properties consisted of our investments in ten consolidated self-storage properties and one consolidated hotel. Below is a summary of our Land, buildings and improvements attributable to operating properties (in thousands):

	December 31,
	2021	2020
Land	$10,452	$10,452
Buildings and improvements	73,221	73,024
Less: Accumulated depreciation	(16,750)	(14,004)
	$66,923	$69,472

Depreciation expense on our buildings and improvements attributable to operating properties was $2.7 million, $2.8 million, and $6.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.

For the year ended December 31, 2021, Operating property revenues totaling $13.5 million were comprised of $11.2 million in lease revenues and $2.3 million in other income (such as food and beverage revenue) from ten consolidated self-storage properties and one consolidated hotel. For the year ended December 31, 2020, Operating property revenues totaling $11.4 million were comprised of $9.5 million in lease revenues and $1.9 million in other income from ten consolidated self-storage properties and two consolidated hotels. For the year ended December 31, 2019, Operating property revenues totaling $50.2 million were comprised of $39.5 million in lease revenues and $10.7 million in other income from 37 consolidated self-storage properties and two consolidated hotels. We derive self-storage revenue primarily from rents received from customers who rent storage space under month-to-month leases for personal or business use. We derive hotel revenue primarily from room rentals, as well as food, beverage, and other services.

W. P. Carey 2021 10-K – 79

Notes to Consolidated Financial Statements
Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	December 31,
	2021	2020
Land, buildings and improvements	$10,628	$14,051
In-place lease intangible assets and other	—	12,754
Above-market rent intangible assets	—	518
Accumulated depreciation and amortization	(2,359)	(8,733)
Assets held for sale, net	$8,269	$18,590

At December 31, 2021, we had two properties classified as Assets held for sale, net, with an aggregate carrying value of $8.3 million. These properties were sold in January and February 2022 (Note 17). At December 31, 2020 we had four properties classified as Assets held for sale, net, with an aggregated carrying value of $18.6 million. These properties were sold in 2021.

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in direct financing leases and loans receivable (net of allowance for credit losses), and deferred acquisition fees. Operating leases are not included in finance receivables. See Note 2 and Note 4 for information on ROU operating lease assets recognized in our consolidated balance sheets.

Finance Receivables

Investments in direct financing leases and loans receivable are summarized as follows (in thousands):

	Maturity Date	December 31,
		2021	2020
Net investments in direct financing leases (a)	N/A	$572,205	$711,974
Sale-leaseback transactions accounted for as loans receivable (b)	2038 - 2052	217,229	—
Secured loans receivable (a)	2022 - 2025	24,143	24,143
		$813,577	$736,117
__________
(a)Amounts are net of allowance for credit losses, as disclosed below.
(b)These investments are accounted for as loans receivable in accordance with ASC 310, Receivables and ASC 842, Leases. Such investments were completed during the year ended December 31, 2021 and are described in the table below under Loans Receivable. Maturity dates reflect the current lease maturity dates.

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	December 31,
	2021	2020
Lease payments receivable	$414,002	$527,691
Unguaranteed residual value	545,896	677,722
	959,898	1,205,413
Less: unearned income	(370,353)	(476,365)
Less: allowance for credit losses (a)	(17,340)	(17,074)
	$572,205	$711,974
__________

W. P. Carey 2021 10-K – 80

Notes to Consolidated Financial Statements
(a)During the years ended December 31, 2021 and 2020, we recorded a net allowance for credit losses of $0.3 million and $9.7 million, respectively, on our net investments in direct financing leases due to changes in expected economic conditions, which was included within Other gains and (losses) in our consolidated statements of income.

2021 — Income from direct financing leases, which is included in Income from direct financing leases and loans receivable in the consolidated financial statements, was $63.2 million for the year ended December 31, 2021. During the year ended December 31, 2021, we sold four properties accounted for as direct financing leases that had an aggregate net carrying value of $35.8 million. During the year ended December 31, 2021, we reclassified seven properties with a carrying value of $76.9 million from Net investments in direct financing leases and loans receivable to Land, buildings and improvements subject to operating leases in connection with changes in lease classifications due to extensions of the underlying leases (Note 4). During the year ended December 31, 2021, the U.S. dollar strengthened against the euro, resulting in an $23.2 million decrease in the carrying value of Net investments in direct financing leases and loans receivable from December 31, 2020 to December 31, 2021.

2020 — Income from direct financing leases, which is included in Income from direct financing leases and loans receivable in the consolidated financial statements, was $73.9 million for the year ended December 31, 2020.

2019 — Income from direct financing leases, which was included in Income from direct financing leases and loans receivable in the consolidated financial statements, was $98.4 million for the year ended December 31, 2019.

During the third quarter of 2019, we identified measurement period adjustments that impacted the provisional accounting for an investment classified as net investments in direct financing leases, which was acquired in the CPA:17 Merger on October 31, 2018 (Note 3). Prior to the CPA:17 Merger, we already had a joint interest in this investment and accounted for it under the equity method (subsequent to the CPA:17 Merger, we consolidated this wholly owned investment). As such, the CPA:17 Merger purchase price allocated to this investment decreased by approximately $21.0 million. In addition, we recorded a loss on change in control of interests of $8.4 million during the third quarter of 2019, reflecting adjustments to the difference between our carrying value and the preliminary estimated fair value of this former equity interest on October 31, 2018. We also recorded impairment charges totaling $25.8 million on this investment during the third quarter of 2019 (Note 8).

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments) under non-cancelable direct financing leases at December 31, 2021 are as follows (in thousands):

Years Ending December 31,	Total
2022	$57,056
2023	55,840
2024	52,535
2025	45,808
2026	44,347
Thereafter	158,416
Total	$414,002

See Note 4 for scheduled future lease payments to be received under non-cancelable operating leases.

W. P. Carey 2021 10-K – 81

Notes to Consolidated Financial Statements
Loans Receivable

During 2021, we entered into the following sale-leasebacks, which were deemed to be loans receivable in accordance with ASC 310, Receivables and ASC 842, Leases (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Investment
Various, Germany and Czech Republic	4	12/20/2021	Industrial	$29,166
Various, Netherlands	9	12/29/2021	Retail	43,731
Santa Rosa, California; Pocatello, Idaho; and White City, Oregon	3	12/29/2021	Industrial	144,103
	16			$217,000

Dollar amounts are based on the exchange rates of the foreign currencies on the dates of activity, as applicable.

At both December 31, 2021 and 2020, we had two secured loans receivable related to a domestic investment with an aggregate carrying value of $24.1 million (net of allowance for credit losses of $12.6 million), which are included in Net investments in direct financing leases and loans receivable in the consolidated financial statements. In the first quarter of 2021, we entered into an agreement with the borrowers, who agreed to pay us at maturity a total of $3.7 million of unpaid interest due over the previous year. We did not recognize this interest in the consolidated financial statements due to uncertainty of collectibility. Earnings from our loans receivable are included in Income from direct financing leases and loans receivable in the consolidated financial statements, and totaled $4.3 million, $1.0 million, and $6.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. We did not recognize income from our secured loans receivable during the second, third, or fourth quarters of 2020, since such income was deemed uncollectible as a result of the COVID-19 pandemic (Note 2).

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both December 31, 2021 and 2020, other than uncollected income from our secured loans receivable (as noted above), no material balances of our finance receivables were past due. Other than the lease extensions noted under Net Investments in Direct Financing Leases above, there were no material modifications of finance receivables during the year ended December 31, 2021.

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

A summary of our finance receivables by internal credit quality rating, excluding our deferred acquisition fees receivable (Note 3) and allowance for credit losses, is as follows (dollars in thousands):

	Number of Tenants / Obligors at December 31,		Carrying Value at December 31,
Internal Credit Quality Indicator	2021	2020	2021	2020
1 – 3	17	18	$703,280	$587,103
4	9	9	140,230	141,944
5	—	2	—	36,737
			$843,510	$765,784

W. P. Carey 2021 10-K – 82

Notes to Consolidated Financial Statements
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

In connection with certain business combinations, we recorded goodwill as a result of consideration exceeding the fair values of the assets acquired and liabilities assumed (Note 2). The goodwill was attributed to our Real Estate reporting unit as it relates to the real estate assets we acquired in such business combinations. The following table presents a reconciliation of our goodwill (in thousands):

	Real Estate	Investment Management	Total
Balance at January 1, 2019	$857,337	$63,607	$920,944
CPA:17 Merger measurement period adjustments (Note 3)	15,802	—	15,802
Foreign currency translation adjustments	(2,058)	—	(2,058)
Balance at December 31, 2019	871,081	63,607	934,688
Foreign currency translation adjustments	10,403	—	10,403
Allocation of goodwill based on portion of Investment Management business sold (Note 3)	—	(34,273)	(34,273)
Balance at December 31, 2020	881,484	29,334	910,818
Foreign currency translation adjustments	(9,289)	—	(9,289)
Balance at December 31, 2021	$872,195	$29,334	$901,529

Current accounting guidance requires that we test for the recoverability of goodwill at the reporting unit level. The test for recoverability must be conducted at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We performed our annual test for impairment in October 2021 for goodwill recorded in both segments and found no impairment indicated.

W. P. Carey 2021 10-K – 83

Notes to Consolidated Financial Statements
Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	December 31,
	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$19,553	$(18,682)	$871	$19,204	$(15,711)	$3,493
Trade name	3,975	(3,581)	394	3,975	(2,786)	1,189
	23,528	(22,263)	1,265	23,179	(18,497)	4,682
Lease Intangibles:
In-place lease	2,279,905	(934,663)	1,345,242	2,181,584	(828,219)	1,353,365
Above-market rent	843,410	(489,861)	353,549	881,159	(440,952)	440,207
	3,123,315	(1,424,524)	1,698,791	3,062,743	(1,269,171)	1,793,572
Indefinite-Lived Goodwill
Goodwill	901,529	—	901,529	910,818	—	910,818
Total intangible assets	$4,048,372	$(1,446,787)	$2,601,585	$3,996,740	$(1,287,668)	$2,709,072

Finite-Lived Intangible Liabilities
Below-market rent	$(272,483)	$105,908	$(166,575)	$(270,730)	$90,193	$(180,537)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(289,194)	$105,908	$(183,286)	$(287,441)	$90,193	$(197,248)

During 2021, the U.S. dollar strengthened against the euro, resulting in an decrease of $43.9 million in the carrying value of our net intangible assets from December 31, 2020 to December 31, 2021. Net amortization of intangibles, including the effect of foreign currency translation, was $236.6 million, $226.2 million, and $272.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of internal-use software development, trade name, and in-place lease intangibles is included in Depreciation and amortization.

Based on the intangible assets and liabilities recorded at December 31, 2021, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Net Decrease in Lease Revenues	Increase to Amortization	Total
2022	$41,856	$157,727	$199,583
2023	34,771	146,690	181,461
2024	33,241	132,148	165,389
2025	28,451	122,199	150,650
2026	24,617	110,791	135,408
Thereafter	24,038	676,952	700,990
Total	$186,974	$1,346,507	$1,533,481

W. P. Carey 2021 10-K – 84

Notes to Consolidated Financial Statements
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

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Shares Owned at		Carrying Amount of Investment at
	December 31,		December 31,
Fund	2021	2020	2021	2020
CPA:18 – Global (a)	5.578%	4.569%	$60,836	$51,949
CPA:18 – Global operating partnership	0.034%	0.034%	209	209
CESH (b)	2.430%	2.430%	3,689	4,399
			$64,734	$56,557
__________
(a)During 2021, we received asset management revenue from CPA:18 – Global in shares of its common stock, which increased our ownership percentage in CPA:18 – Global (Note 3).
(b)Investment is accounted for at fair value.

CPA:18 – Global — We received distributions from this investment during the years ended December 31, 2021, 2020, and 2019 of $3.5 million, $2.6 million, and $3.3 million, respectively. We received distributions from our investment in the CPA:18 – Global operating partnership during the years ended December 31, 2021, 2020, and 2019 of $7.3 million, $7.2 million, and $8.1 million, respectively (Note 3).

CWI 1 — We received distributions from this investment during the years ended December 31, 2020 (through April 13, 2020, the date of the CWI 1 and CWI 2 Merger (Note 3)) and 2019 of $0.8 million and $2.7 million, respectively. We received distributions from our investment in the CWI 1 operating partnership during the year ended December 31, 2019 of $7.1 million (Note 3). We did not receive such a distribution during 2020 (through April 13, 2020), as a result of the adverse effect of the COVID-19 pandemic on the operations of CWI 1.

CWI 2 — We received distributions from this investment during the years ended December 31, 2020 (through April 13, 2020, the date of the CWI 1 and CWI 2 Merger (Note 3)) and 2019 of $0.5 million and $1.6 million, respectively. We received distributions from our investment in the CWI 2 operating partnership during the year ended December 31, 2019 of $6.3 million (Note 3). We did not receive such a distribution during 2020 (through April 13, 2020), as a result of the adverse effect of the COVID-19 pandemic on the operations of CWI 2.

CESH — We have elected to account for our investment in CESH at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH on a one quarter lag; therefore, the balance of our equity method investment in CESH recorded as of December 31, 2021 is based on the estimated fair value of our investment as of September 30, 2021. We received distributions from this investment during the year ended December 31, 2021 of $1.3 million. We did not receive distributions from this investment during the years ended December 31, 2020 or 2019.

W. P. Carey 2021 10-K – 85

Notes to Consolidated Financial Statements

At December 31, 2021 and 2020, the aggregate unamortized basis differences on our equity method investments in the Managed Programs were $23.3 million and $18.8 million, respectively.

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

The following table sets forth our ownership interests in our equity method investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

		Ownership Interest at	Carrying Value at December 31,
Lessee	Co-owner	December 31, 2021	2021	2020
Las Vegas Retail Complex (a)	Third Party	N/A	$104,114	$—
Johnson Self Storage	Third Party	90%	67,573	68,979
Kesko Senukai (b)	Third Party	70%	41,955	46,443
WLT (c)	WLT	5%	33,392	44,182
Harmon Retail Corner (d)	Third Party	15%	24,435	23,815
State Farm Mutual Automobile Insurance Co. (e)	CPA:18 – Global	50%	7,129	15,475
Apply Sørco AS (f)	CPA:18 – Global	49%	5,909	7,156
Bank Pekao (b) (g)	CPA:18 – Global	50%	4,460	17,850
Fortenova Grupa d.d. (b) (h)	CPA:18 – Global	20%	2,936	2,989
			$291,903	$226,889
__________
(a)See “Las Vegas Retail Complex” below for discussion of this equity method investment in real estate.
(b)The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.
(c)Following the closing of the CWI 1 and CWI 2 Merger, we own 12,208,243 shares of common stock of WLT, which we account for as an equity method investment in real estate. We follow the HLBV model for this investment. We record any earnings from our investment in shares of common stock of WLT on a one quarter lag (Note 3). For the years ended December 31, 2021 and 2020, we recognized losses of $10.8 million and $5.0 million, respectively, from our equity method investment in WLT (due to the adverse impact of the COVID-19 pandemic on its operations), which was recognized within Earnings (losses) from equity method investments in our consolidated statements of income. At December 31, 2021 and 2020, we also owned an investment in preferred shares of WLT (Note 3), which is included in Other assets, net in the consolidated financial statements (Note 8) and was fully redeemed in January 2022 (Note 17).
(d)This investment is reported using the HLBV model, which may be different than pro rata ownership percentages, primarily due to the capital structure of the partnership agreement.
(e)We recognized an other-than-temporary impairment charge of $6.8 million on this investment during 2021, as described in Note 8.
(f)The carrying value of this investment is affected by fluctuations in the exchange rate of the Norwegian krone.
(g)We recognized our $13.2 million proportionate share of an impairment charge recorded on this investment during 2021, which was reflected within (Losses) earnings from equity method investments in our consolidated statements of income. The estimated fair value of the investment declined due to notice of non-renewal of the lease by the current tenant at the international office facility owned by the investment (lease expiration is in May 2023). The fair value measurement was determined by estimating discounted cash flows using two significant unobservable inputs, which were the residual capitalization rate (range of 6.75% to 7.75%) and estimated market rents (range of $17 to $18 per square foot).
(h)In October 2021, one of the properties in this investment was sold for $14.1 million, net of selling costs (our proportionate share was $2.8 million), and a net gain on sale of $2.0 million was recognized (our proportionate share was $0.4 million).

W. P. Carey 2021 10-K – 86

Notes to Consolidated Financial Statements
We received aggregate distributions of $18.6 million, $17.8 million, and $17.0 million from our other unconsolidated real estate investments for the years ended December 31, 2021, 2020, and 2019, respectively. At December 31, 2021 and 2020, the aggregate unamortized basis differences on our unconsolidated real estate investments were $7.9 million and $16.1 million, respectively. This decrease was primarily due to an other-than-temporary impairment charge that we recognized on an equity method investment in real estate during the year ended December 31, 2021, as described above and in Note 8.

Las Vegas Retail Complex

On June 10, 2021, we entered into an agreement to fund a construction loan of approximately $224.9 million for a retail complex in Las Vegas, Nevada, at an interest rate of 6.0% and term of 36 months. Through December 31, 2021, we funded $103.7 million, with the remaining amount expected to be funded over the 15 to 22 months following closing. We hold a purchase option for two net-leased units at the complex upon its completion, as well as an equity purchase option to acquire a 47.5% equity interest in the partnership that owns the borrower. As of the agreement date, we did not deem the exercise of the purchase options to be reasonably certain.

In accordance with ASC 810, Consolidation, we determined that this loan will not be consolidated, but due to the characteristics of the arrangement (including our participation in expected residual profits), the risks and rewards of the agreement are similar to those associated with an investment in real estate rather than a loan. Therefore, the loan will be treated as an implied investment in real estate (i.e., an equity method investment in real estate) for accounting purposes in accordance with the acquisition, development and construction arrangement sub-section of ASC 310, Receivables. Interest income from this investment was $3.0 million for the year ended December 31, 2021, which was recognized within (Losses) earnings from equity method investments in our consolidated statements of income.

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

W. P. Carey 2021 10-K – 87

Notes to Consolidated Financial Statements
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

Investment in Shares of Lineage Logistics — We have elected to apply the measurement alternative under ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10) to account for our investment in shares of Lineage Logistics (a cold storage REIT), which is included in Other assets, net in the consolidated financial statements. Under this alternative, the carrying value is adjusted for any impairments or changes in fair value resulting from observable transactions for similar or identical investments in the issuer. We classified this investment as Level 3 because it is not traded in an active market. During the years ended December 31, 2021, 2020, and 2019, we recognized non-cash unrealized gains on our investment in shares of Lineage Logistics totaling $76.3 million, $48.3 million, and $32.9 million, respectively, due to secondary market transactions at a higher price per share, which was recorded within Other gains and (losses) in the consolidated financial statements. In addition, during the year ended December 31, 2021, we received a cash dividend of $6.4 million from our investment in shares of Lineage Logistics, which was recorded within Non-operating income in the consolidated financial statements. See Note 14 for further discussion of the impact of Lineage Logistics’s conversion to a REIT during the first quarter of 2020. In addition, in October 2020, we purchased additional shares of Lineage Logistics for $95.5 million. The fair value of this investment was $366.3 million and $290.0 million at December 31, 2021 and 2020, respectively.

Investment in Shares of GCIF — We account for our investment in shares of GCIF, which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 2 because we used a quoted price from an inactive market to determine its fair value. During the year ended December 31, 2021, we received liquidating distributions from our investment in shares of GCIF totaling $1.5 million, which reduced the cost basis of our investment (in March 2021, GCIF announced its intention to liquidate and to distribute substantially all of its assets). During the year ended December 31, 2021, we redeemed a portion of our investment in shares of GCIF for approximately $0.8 million and recognized a net loss of $0.1 million, which was included within Other gains and (losses) in the consolidated statements of income. In addition, during the years ended December 31, 2021, 2020, and 2019, we received distributions from our investment in shares of GCIF totaling less than $0.1 million, $0.6 million, and $2.0 million, respectively, which were recorded within Non-operating income in the consolidated financial statements. During the year ended December 31, 2021, we recognized unrealized gains on our investment in shares of GCIF totaling $0.6 million, which was recognized within Other gains and (losses) in the consolidated financial statements. The fair value of our investment in shares of GCIF was $4.3 million and $6.1 million at December 31, 2021 and 2020, respectively.

Investment in Preferred Shares of WLT — We account for our investment in preferred shares of WLT (Note 3), which is included in Other assets, net in the consolidated financial statements, as available-for-sale debt securities at fair value. The fair value was primarily determined by a discounted cash flow approach based on a weighted-average probability analysis of certain redemption options. We classified this investment as Level 3 because the discounted cash flow valuation model incorporates unobservable inputs to determine its fair value, including a cash flow discount rate of 15% as of December 31, 2020. In January 2022, WLT redeemed in full our 1,300,000 shares of its preferred stock for gross proceeds of $65.0 million (based on the liquidation preference of $50.00 per share), as described in Note 3 and Note 17. Since this redemption was based on market conditions that existed as of December 31, 2021, during the year ended December 31, 2021, we recognized an unrealized gain on our investment in preferred shares of WLT of $18.7 million, which was recognized within Other comprehensive income (loss) in the consolidated financial statements. During the year ended December 31, 2021, we received cash dividends of $4.9 million from our investment in preferred shares of WLT, which was recorded within Non-operating income in the consolidated financial statements. The fair value of our investment in preferred shares of WLT was $65.0 million and $46.3 million as of December 31, 2021 and 2020, respectively.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the years ended December 31, 2021 or 2020. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

W. P. Carey 2021 10-K – 88

Notes to Consolidated Financial Statements
Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31, 2021		December 31, 2020
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2	$5,701,913	$5,984,228	$5,146,192	$5,639,586
Non-recourse mortgages, net (a) (b) (d)	3	368,524	369,841	1,145,554	1,148,551
__________
(a)The carrying value of Senior Unsecured Notes, net (Note 10) includes unamortized deferred financing costs of $28.7 million and $23.9 million at December 31, 2021 and 2020, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $0.1 million and $0.4 million at December 31, 2021 and 2020, respectively.
(b)The carrying value of Senior Unsecured Notes, net includes unamortized discount of $29.2 million and $22.6 million at December 31, 2021 and 2020, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $0.8 million and $4.5 million at December 31, 2021 and 2020, respectively.
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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility (Note 10), but excluding finance receivables (Note 5), had fair values that approximated their carrying values at both December 31, 2021 and 2020.

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

The following table presents information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Years Ended December 31,
	2021		2020		2019
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Land, buildings and improvements and intangibles	$29,494	$24,246	$31,350	$35,830	$1,012	$1,345
Equity method investments	8,175	6,830	55,245	55,387	—	—
Net investments in direct financing leases	—	—	—	—	33,115	31,194
		$31,076		$91,217		$32,539

W. P. Carey 2021 10-K – 89

Notes to Consolidated Financial Statements
Impairment charges, and their related triggering events and fair value measurements, recognized during 2021, 2020, and 2019 were as follows:

Land, Buildings and Improvements and Intangibles

2021 — During the year ended December 31, 2021, we recognized impairment charges totaling $24.2 million on two properties in order to reduce the carrying values of the properties to their estimated fair values, as follows:

•$16.3 million on a property due to the existing tenant’s non-renewal of its lease expiring in 2022; the fair value measurement was determined by estimating discounted cash flows using four significant unobservable inputs, which were the cash flow discount rate (range of 7.00% to 9.00%), terminal capitalization rate (range of 6.00% to 7.00%), estimated market rents (range of $10 to $11 per square foot), and estimated capital expenditures ($100 per square foot); and
•$7.9 million on a property due to a lease termination and resulting vacancy; the fair value measurement for the property was based on the sales prices for comparable properties.

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
•$2.8 million on an international property due to a lease expiration and resulting vacancy; the fair value measurement for the property approximated its estimated selling price; and
•$1.0 million on a property based on its estimated selling price; the property was sold in September 2021.

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

2021 — During the year ended December 31, 2021, we recognized an other-than-temporary impairment charge of $6.8 million on a jointly owned real estate investment to reduce the carrying value of our investment to its estimated fair value, which declined due to changes in expected cash flows related to the existing tenant’s lease expiration in 2028. The fair value measurement was determined by estimating discounted cash flows using three significant unobservable inputs, which were the cash flow discount rate (5.75%), residual discount rate (7.50%), and residual capitalization rate (6.75%).

2020 — During the year ended December 31, 2020, we recognized other-than-temporary impairment charges of $27.8 million and $19.3 million on our equity method investments in CWI 1 and CWI 2, respectively, to reduce the carrying values of our investments to their estimated fair values, due to the COVID-19 pandemic, which had an adverse effect on the operations of CWI 1 and CWI 2. The fair value measurements were estimated based on implied asset value changes and changes in market capitalizations for publicly traded lodging REITs, all of which was obtained from third-party market data.

During the year ended December 31, 2020, we recognized an other-than-temporary impairment charge of $8.3 million on a jointly owned real estate investment to reduce the carrying value of our investment to its estimated fair value, which declined due to an uncertain probability of lease renewal with the tenant at the international office facility owned by the investment (lease expiration is in May 2023). The fair value measurement was determined by relying on an estimate of the fair market value of the property and the related mortgage loan, both provided by a third party.

W. P. Carey 2021 10-K – 90

Notes to Consolidated Financial Statements
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

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both December 31, 2021 and 2020, no cash collateral had been posted nor received for any of our derivative positions.

W. P. Carey 2021 10-K – 91

Notes to Consolidated Financial Statements
The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Foreign currency collars	Other assets, net	$19,484	$3,489	$—	$—
Interest rate caps	Other assets, net	1	—	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(1,311)	(15,122)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(908)	(5,859)
		19,485	3,489	(2,219)	(20,981)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	4,600	5,800	—	—
		4,600	5,800	—	—
Total derivatives		$24,085	$9,289	$(2,219)	$(20,981)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive (Loss) Income (a)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2021	2020	2019
Foreign currency collars	$29,805	$(24,818)	$5,997
Interest rate swaps	4,198	(1,553)	(1,666)
Interest rate caps	6	6	219
Foreign currency forward contracts	—	(5,272)	(4,253)
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency collars	—	9	10
Foreign currency forward contracts	—	—	7
Total	$34,009	$(31,628)	$314

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive (Loss) Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2021	2020	2019
Interest rate swaps and caps (c)	Interest expense	$(932)	$(1,818)	$(2,256)
Foreign currency collars	Non-operating income	854	4,956	5,759
Foreign currency forward contracts	Non-operating income	—	5,716	9,582
Total		$(78)	$8,854	$13,085
__________
(a)Excludes net gains of $1.3 million, net losses of $0.3 million, and net losses of $1.4 million recognized on unconsolidated jointly owned investments for the years ended December 31, 2021, 2020, and 2019, respectively.
(b)The changes in fair value of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income (loss).
(c)Amount for the year ended December 31, 2021 excludes other comprehensive income totaling $3.1 million that was released from the consolidated financial statements (along with the related liability balances) upon the termination of interest rate swaps in connection with certain prepayments of non-recourse mortgage loans during the period (Note 10).

W. P. Carey 2021 10-K – 92

Notes to Consolidated Financial Statements
Amounts reported in Other comprehensive income (loss) related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Non-operating income when the hedged foreign currency contracts are settled. As of December 31, 2021, we estimate that an additional $0.5 million and $7.6 million will be reclassified as Interest expense and Non-operating income, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2021	2020	2019
Foreign currency collars	Non-operating income	$1,503	$(2,477)	$184
Stock warrants	Other gains and (losses)	(1,200)	800	(500)
Interest rate swaps	Other gains and (losses)	—	106	(118)
Foreign currency forward contracts	Non-operating income	—	(43)	575
Interest rate swaps	Interest expense	—	—	265
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Interest expense	1,592	2,132	(941)
Interest rate caps	Interest expense	—	—	(220)
Foreign currency forward contracts	Other gains and (losses)	—	—	(132)
Foreign currency collars	Other gains and (losses)	—	—	7
Total		$1,895	$518	$(880)

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

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at December 31, 2021 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2021 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	2	47,199	EUR	$(761)
Interest rate swap	1	16,343	USD	(147)
Interest rate cap	1	10,764	EUR	1
				$(907)
__________
(a)Fair value amounts are based on the exchange rate of the euro or British pound sterling at December 31, 2021, as applicable.

W. P. Carey 2021 10-K – 93

Notes to Consolidated Financial Statements
Foreign Currency Collars

We are exposed to foreign currency exchange rate movements, primarily in the euro and, to a lesser extent, the British pound sterling, the Norwegian krone, and certain other currencies. In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency collars. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. Our foreign currency collars have maturities of 62 months or less.

The following table presents the foreign currency derivative contracts we had outstanding at December 31, 2021 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2021
Designated as Cash Flow Hedging Instruments
Foreign currency collars	88	323,300	EUR	$17,762
Foreign currency collars	91	56,180	GBP	411
				$18,173

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2021. At December 31, 2021, our total credit exposure and the maximum exposure to any single counterparty was $18.4 million and $4.9 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At December 31, 2021, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $2.2 million and $25.1 million at December 31, 2021 and 2020, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at December 31, 2021 or 2020, we could have been required to settle our obligations under these agreements at their aggregate termination value of $2.3 million and $25.6 million, respectively.

Net Investment Hedges

Borrowings under our Senior Unsecured Notes, Unsecured Revolving Credit Facility, and Unsecured Term Loans (all as defined in Note 10) denominated in euro, British pounds sterling, or Japanese yen are designated as, and are effective as, economic hedges of our net investments in foreign entities.

Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under our euro-denominated senior notes and changes in the value of our euro, Japanese yen, and British pound sterling borrowings under our Senior Unsecured Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. Such gains (losses) related to non-derivative net investment hedges were $255.9 million, $(280.4) million, and $33.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

W. P. Carey 2021 10-K – 94

Notes to Consolidated Financial Statements
Note 10. Debt

Senior Unsecured Credit Facility

On February 20, 2020, we entered into the Fourth Amended and Restated Credit Facility, which has capacity of approximately $2.1 billion, comprised of (i) a $1.8 billion unsecured revolving credit facility for our working capital needs, acquisitions, and other general corporate purposes (our “Unsecured Revolving Credit Facility”), (ii) a £150.0 million term loan (our “Term Loan”), and (iii) a €96.5 million delayed draw term loan (our “Delayed Draw Term Loan”). We refer to our Term Loan and Delayed Draw Term Loan collectively as the “Unsecured Term Loans” and the entire facility collectively as our “Senior Unsecured Credit Facility.” In December 2021, the Senior Unsecured Credit Facility was amended to transition certain LIBOR-based rates that were discontinued after December 31, 2021 to successor alternative reference rates. The updated reference rates are included in the Senior Unsecured Credit Facility table below. As of December 31, 2021, this reference rate transition impacted only our Senior Unsecured Credit Facility.

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

As of both December 31, 2021 and 2020, we have drawn down our Unsecured Term Loans in full.

At December 31, 2021, our Unsecured Revolving Credit Facility had available capacity of approximately $1.4 billion (net of amounts reserved for standby letters of credit totaling $1.2 million). We incur an annual facility fee of 0.20% of the total commitment on our Unsecured Revolving Credit Facility, which is included within Interest expense in our consolidated statements of income.

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

	Interest Rate at December 31, 2021 (a)	Maturity Date at December 31, 2021	Principal Outstanding Balance at December 31,
Senior Unsecured Credit Facility			2021	2020
Unsecured Term Loans:
Term Loan — borrowing in British pounds sterling (b) (c) (d)	SONIA + 0.9826%	2/20/2025	$202,183	$204,737
Delayed Draw Term Loan — borrowing in euros (e)	EURIBOR + 0.95%	2/20/2025	109,296	118,415
			311,479	323,152
Unsecured Revolving Credit Facility:
Borrowing in euros (e)	EURIBOR + 0.85%	2/20/2025	205,001	58,901
Borrowing in British pounds sterling (c) (d)	SONIA + 0.8826%	2/20/2025	184,660	—
Borrowing in Japanese yen (f)	TIBOR + 0.85%	2/20/2025	20,935	23,380
			410,596	82,281
			$722,075	$405,433
__________
(a)The applicable interest rate at December 31, 2021 was based on the credit rating for our Senior Unsecured Notes of BBB/Baa2.
(b)Balance excludes unamortized discount of $0.9 million and $1.2 million at December 31, 2021 and 2020, respectively.
(c)SONIA means Sterling Overnight Index Average.
(d)Interest rate includes both a spread adjustment to the base rate (in connection with the reference rate transition discussed in Note 2) and a credit spread.
(e)EURIBOR means Euro Interbank Offered Rate.
(f)TIBOR means Tokyo Interbank Offered Rate.

W. P. Carey 2021 10-K – 95

Notes to Consolidated Financial Statements
Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $5.8 billion at December 31, 2021 (the “Senior Unsecured Notes”).

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

Interest on the Senior Unsecured Notes is payable annually in arrears for our euro-denominated senior notes and semi-annually for U.S. dollar-denominated senior notes. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 20 to 35 basis points. The following table presents a summary of our Senior Unsecured Notes outstanding at December 31, 2021 (currency in thousands):

		Principal Amount	Coupon Rate	Maturity Date	Principal Outstanding Balance at December 31,
Senior Unsecured Notes, net (a)	Issue Date				2021	2020
2.0% Senior Notes due 2023	1/21/2015	€500,000	2.0%	Redeemed	$—	$613,550
4.6% Senior Notes due 2024	3/14/2014	$500,000	4.6%	4/1/2024	500,000	500,000
2.25% Senior Notes due 2024	1/19/2017	€500,000	2.25%	7/19/2024	566,300	613,550
4.0% Senior Notes due 2025	1/26/2015	$450,000	4.0%	2/1/2025	450,000	450,000
2.250% Senior Notes due 2026	10/9/2018	€500,000	2.250%	4/9/2026	566,300	613,550
4.25% Senior Notes due 2026	9/12/2016	$350,000	4.25%	10/1/2026	350,000	350,000
2.125% Senior Notes due 2027	3/6/2018	€500,000	2.125%	4/15/2027	566,300	613,550
1.350% Senior Notes due 2028	9/19/2019	€500,000	1.350%	4/15/2028	566,300	613,550
3.850% Senior Notes due 2029	6/14/2019	$325,000	3.850%	7/15/2029	325,000	325,000
0.950% Senior Notes due 2030	3/8/2021	€525,000	0.950%	6/1/2030	594,615	—
2.400% Senior Notes due 2031	10/14/2020	$500,000	2.400%	2/1/2031	500,000	500,000
2.450% Senior Notes due 2032	10/15/2021	$350,000	2.450%	2/1/2032	350,000	—
2.250% Senior Notes due 2033	2/25/2021	$425,000	2.250%	4/1/2033	425,000	—
					$5,759,815	$5,192,750
__________
(a)Aggregate balance excludes unamortized deferred financing costs totaling $28.7 million and $23.8 million, and unamortized discount totaling $29.2 million and $22.5 million at December 31, 2021 and 2020, respectively.

In connection with the offering of the 2.250% Senior Notes due 2033 in February 2021, the 0.950% Senior Notes due 2030 in March 2021, and the 2.450% Senior Notes due 2032 in October 2021, we incurred financing costs totaling $11.3 million during the year ended December 31, 2021, which are included in the Senior Unsecured Notes, net in the consolidated financial statements and are being amortized to Interest expense over the term of their respective Senior Notes.

W. P. Carey 2021 10-K – 96

Notes to Consolidated Financial Statements
Covenants

The Credit Agreement, each of the Senior Unsecured Notes, and certain of our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. The Credit Agreement also contains various customary affirmative and negative covenants applicable to us and our subsidiaries, subject to materiality and other qualifications, baskets, and exceptions as outlined in the Credit Agreement. We were in compliance with all of these covenants at December 31, 2021.

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

Non-Recourse Mortgages

Non-recourse mortgages consist of mortgage notes payable, which are collateralized by the assignment of real estate properties. For a list of our encumbered properties, please see Schedule III — Real Estate and Accumulated Depreciation. At December 31, 2021, the weighted-average interest rates for our fixed-rate and variable-rate non-recourse mortgage notes payable were 4.8% and 2.0%, respectively, with maturity dates ranging from June 2022 to September 2031.

Repayments During 2021

During the year ended December 31, 2021, we (i) prepaid non-recourse mortgage loans totaling $745.1 million, and (ii) repaid non-recourse mortgage loans at or close to maturity with an aggregate principal balance of approximately $32.7 million. We recognized an aggregate net loss on extinguishment of debt of $47.2 million on these repayments, primarily comprised of prepayment penalties totaling $45.2 million, which is included within Other gains and (losses) on our consolidated statements of income. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 4.8%.

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

Interest Paid

For the years ended December 31, 2021, 2020, and 2019, interest paid was $190.8 million, $190.6 million, and $208.4 million, respectively.

Foreign Currency Exchange Rate Impact

During the year ended December 31, 2021, the U.S. dollar strengthened against the euro, resulting in an aggregate decrease of $274.8 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2020 to December 31, 2021.

W. P. Carey 2021 10-K – 97

Notes to Consolidated Financial Statements
Scheduled Debt Principal Payments

Scheduled debt principal payments as of December 31, 2021 are as follows (in thousands):

Years Ending December 31,	Total (a)
2022	$45,787
2023	190,921
2024	1,105,454
2025	1,231,816
2026	948,371
Thereafter through 2033	3,328,988
Total principal payments	6,851,337
Unamortized discount, net (b)	(30,911)
Unamortized deferred financing costs	(28,810)
Total	$6,791,616
__________
(a)Certain amounts are based on the applicable foreign currency exchange rate at December 31, 2021.
(b)Represents the unamortized discount on the Senior Unsecured Notes of $29.2 million in aggregate, unamortized discount, net, of $0.8 million in aggregate primarily resulting from the assumption of property-level debt in connection with business combinations, and unamortized discount of $0.9 million on the Term Loan.

Note 11. Commitments and Contingencies

At December 31, 2021, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Equity

Common Stock

Dividends paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. Our dividends per share are summarized as follows:

	Dividends Paid
	During the Years Ended December 31,
	2021	2020	2019
Ordinary income	$3.3300	$3.3112	$3.1939
Return of capital	0.5407	—	0.9194
Capital gains	0.3253	0.8528	0.0187
Total dividends paid (a)	$4.1960	$4.1640	$4.1320
__________
(a)A portion of dividends paid during 2019 has been applied to 2018 for income tax purposes.

During the fourth quarter of 2021, our Board declared a quarterly dividend of $1.055 per share, which was paid on January 14, 2022 to stockholders of record as of December 31, 2021.

W. P. Carey 2021 10-K – 98

Notes to Consolidated Financial Statements
Earnings Per Share

Under current authoritative guidance for determining earnings per share, all nonvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. We apply the two-class method of computing earnings per share because during prior years, certain of our nonvested RSUs contained rights to receive non-forfeitable dividend equivalents or dividends. The calculation of earnings per share below excludes the income attributable to the nonvested participating RSUs from the numerator and such nonvested shares in the denominator. The following table summarizes basic and diluted earnings (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Net income attributable to W. P. Carey	$409,988	$455,359	$305,243
Net income attributable to nonvested participating RSUs	—	—	(77)
Net income – basic and diluted	$409,988	$455,359	$305,166

Weighted-average shares outstanding – basic	182,486,476	174,504,406	171,001,430
Effect of dilutive securities	640,622	335,022	297,984
Weighted-average shares outstanding – diluted	183,127,098	174,839,428	171,299,414

For the years ended December 31, 2021, 2020, and 2019, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

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

During the year ended December 31, 2021, we issued 4,690,073 shares of our common stock under our current ATM Program at a weighted-average price of $73.42 per share for net proceeds of $340.0 million. During the year ended December 31, 2020, we issued 2,500 shares of our common stock under our current ATM Program at a weighted-average price of $72.05 per share for net proceeds of $0.2 million. During the year ended December 31, 2019, we issued 6,672,412 shares of our common stock under our current and former ATM Programs at a weighted-average price of $79.70 per share for net proceeds of $523.3 million. As of December 31, 2021, $272.1 million remained available for issuance under our current ATM Program. See Note 17, Subsequent Events for issuances under our current ATM Program subsequent to December 31, 2021 and through the date of this Report.

Forward Equity Offering

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

W. P. Carey 2021 10-K – 99

Notes to Consolidated Financial Statements
We refer to our three forward equity offerings presented below as the June 2020 Equity Forwards, June 2021 Equity Forwards, and August 2021 Equity Forwards (collectively, the “Equity Forwards”) (gross offering proceeds at closing in thousands):

	Agreement Date (a)	Shares Offered (b)	Gross Offering Price	Gross Offering Proceeds at Closing	Outstanding Shares as of December 31, 2021
June 2020 Equity Forwards (c)	6/17/2020	5,462,500	$70.00	$382,375	—
June 2021 Equity Forwards (c)	6/7/2021	6,037,500	75.30	454,624	—
August 2021 Equity Forwards	8/9/2021	5,175,000	78.00	403,650	3,925,000
					3,925,000
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
(c)All remaining outstanding shares were settled during the year ended December 31, 2021.

The following table sets forth certain information regarding the settlement of our Equity Forwards during the periods presented (dollars in thousands):

	Years Ended December 31,
	2021	2020
Shares of common stock delivered	9,798,209	2,951,791
Net proceeds	$697,044	$199,716

W. P. Carey 2021 10-K – 100

Notes to Consolidated Financial Statements
Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Balance at January 1, 2019	$14,102	$(269,091)	$(7)	$(254,996)
Other comprehensive income before reclassifications	12,031	376	7	12,414
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(15,341)	—	—	(15,341)
Interest expense	2,256	—	—	2,256
Total	(13,085)	—	—	(13,085)
Net current period other comprehensive loss	(1,054)	376	7	(671)
Balance at December 31, 2019	13,048	(268,715)	—	(255,667)
Other comprehensive income before reclassifications	(23,124)	47,746	—	24,622
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(10,672)	—	—	(10,672)
Interest expense	1,818	—	—	1,818
Total	(8,854)	—	—	(8,854)
Net current period other comprehensive income	(31,978)	47,746	—	15,768
Net current period other comprehensive income attributable to noncontrolling interests	(7)	—	—	(7)
Balance at December 31, 2020	(18,937)	(220,969)	—	(239,906)
Other comprehensive income before reclassifications	35,227	(35,736)	18,688	18,179
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	932	—	—	932
Non-operating income	(854)	—	—	(854)
Total	78	—	—	78
Net current period other comprehensive income	35,305	(35,736)	18,688	18,257
Net current period other comprehensive income attributable to noncontrolling interests	(21)	—	—	(21)
Balance at December 31, 2021	$16,347	$(256,705)	$18,688	$(221,670)

See Note 9 for additional information on our derivatives activity recognized within Other comprehensive income (loss) for the periods presented.

Note 13. Stock-Based and Other Compensation

Stock-Based Compensation

At December 31, 2021, we maintained several stock-based compensation plans as described below. The total compensation expense (net of forfeitures) for awards issued under these plans was $24.9 million, $15.9 million, and $18.8 million for the years ended December 31, 2021, 2020, and 2019, respectively, which was included in Stock-based compensation expense in the consolidated financial statements. The tax benefit recognized by us related to these awards totaled $0.8 million, $4.7 million, and $5.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. The tax benefits for the years ended December 31, 2021, 2020, and 2019 were reflected as a deferred tax benefit within (Provision for) benefit from income taxes in the consolidated financial statements.

W. P. Carey 2021 10-K – 101

Notes to Consolidated Financial Statements
2017 Share Incentive Plan

We maintain the 2017 Share Incentive Plan, which authorizes the issuance of up to 4,000,000 shares of our common stock. The 2017 Share Incentive Plan provides for the grant of various stock- and cash-based awards, including (i) share options, (ii) RSUs, (iii) PSUs, (iv) RSAs, and (v) dividend equivalent rights. At December 31, 2021, 2,638,367 shares remained available for issuance under the 2017 Share Incentive Plan, which is more fully described in the 2019 Annual Report.

Employee Share Purchase Plan

We sponsor an employee share purchase plan (“ESPP”) pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain limits, to purchase our common stock semi-annually at a price equal to 90% of the fair market value at certain plan defined dates. Compensation expense under this plan for each of the years ended December 31, 2021, 2020, and 2019 was less than $0.1 million. Cash received from purchases under the ESPP during the years ended December 31, 2021, 2020, and 2019 was $0.3 million, $0.4 million, and $0.3 million, respectively.

Restricted and Conditional Awards

Nonvested RSAs, RSUs, and PSUs at December 31, 2021 and changes during the years ended December 31, 2021, 2020, and 2019 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2019	277,002	$62.41	331,216	$78.82
Granted	163,447	72.86	84,006	92.16
Vested (a)	(152,364)	62.11	(403,701)	74.04
Forfeited	(4,108)	68.10	(2,829)	75.81
Adjustment (b)	—	—	322,550	77.69
Nonvested at December 31, 2019	283,977	68.51	331,242	80.90
Granted	146,162	81.02	90,518	104.65
Vested (a)	(163,607)	69.62	(156,838)	80.42
Forfeited	(5,555)	71.69	(6,715)	88.94
Adjustment (b)	—	—	3,806	62.07
Nonvested at December 31, 2020	260,977	74.75	262,013	88.99
Granted (c)	194,940	66.40	134,290	86.19
Vested (a)	(137,267)	71.99	(151,678)	76.04
Forfeited	(11,656)	60.98	(16,463)	93.91
Adjustment (b)	—	—	170,093	71.17
Nonvested at December 31, 2021 (d)	306,994	$71.21	398,255	$86.86
__________
(a)The grant date fair value of shares vested during the years ended December 31, 2021, 2020, and 2019 was $21.4 million, $24.0 million, and $39.4 million, respectively. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At December 31, 2021 and 2020, we had an obligation to issue 1,104,020 and 986,859 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $49.8 million and $42.0 million, respectively.
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

W. P. Carey 2021 10-K – 102

Notes to Consolidated Financial Statements
(c)The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period and (ii) future financial performance projections. To estimate the fair value of PSUs granted during the year ended December 31, 2021, we used a risk-free interest rate of 0.2%, an expected volatility rate of 36.7%, and assumed a dividend yield of zero.
(d)At December 31, 2021, total unrecognized compensation expense related to these awards was approximately $25.5 million, with an aggregate weighted-average remaining term of 1.7 years.

At the end of each reporting period, we evaluate the ultimate number of PSUs we expect to vest (based upon the extent to which we have met and expect to meet the performance goals) and where appropriate, revise our estimate and associated expense. We do not revise the associated expense on PSUs expected to vest based on market performance. Upon vesting, the RSUs and PSUs may be converted into shares of our common stock. Both the RSUs and PSUs carry dividend equivalent rights. Dividend equivalent rights on RSUs issued under the predecessor employee plan are paid in cash on a quarterly basis, whereas dividend equivalent rights on RSUs issued under the 2017 Share Incentive Plan are accrued and paid in cash only when the underlying shares vest, which is generally on an annual basis. Dividend equivalents on PSUs accrue during the performance period and are converted into additional shares of common stock at the conclusion of the performance period to the extent the PSUs vest. Dividend equivalent rights are accounted for as a reduction to retained earnings to the extent that the awards are expected to vest.

Profit-Sharing Plan

We sponsor a qualified profit-sharing plan and trust that generally permits all employees, as defined by the plan, to make pre-tax contributions into the plan. We are under no obligation to contribute to the plan and the amount of any contribution is determined by and at the discretion of our Board. In December 2021, 2020, and 2019, our Board determined that the contribution to the plan for each of those respective years would be 10% of an eligible participant’s cash compensation, up to the legal maximum allowable in each of those years of $29,000 for 2021, $28,500 for 2020, and $28,000 for 2019. For the years ended December 31, 2021, 2020, and 2019, amounts expensed for contributions to the trust were $2.2 million, $1.9 million, and $2.1 million, respectively, which were included in General and administrative expenses in the consolidated financial statements. The profit-sharing plan is a deferred compensation plan and is therefore considered to be outside the scope of current accounting guidance for stock-based compensation.

Note 14. Income Taxes

Income Tax Provision

The components of our provision for (benefit from) income taxes for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Federal
Current	$(405)	$(1,118)	$407
Deferred (a)	17	(33,040)	9,579
	(388)	(34,158)	9,986
State and Local
Current	3,008	3,284	(3,814)
Deferred (a)	(30)	(7,756)	(376)
	2,978	(4,472)	(4,190)
Foreign
Current	30,599	26,137	20,363
Deferred	(4,703)	(8,266)	52
	25,896	17,871	20,415
Total Provision for (Benefit from) Income Taxes	$28,486	$(20,759)	$26,211

W. P. Carey 2021 10-K – 103

Notes to Consolidated Financial Statements
A reconciliation of effective income tax for the periods presented is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Pre-tax income (loss) attributable to taxable subsidiaries (b) (c)	$37,861	$(56,789)	$74,754

Federal provision at statutory tax rate (21%)	$7,951	$(11,926)	$15,698
Change in valuation allowance	13,178	13,946	11,041
Non-deductible expense	3,148	6,303	5,313
State and local taxes, net of federal benefit	2,713	2,336	4,062
Windfall tax benefit	(1,375)	(2,132)	(5,183)
Rate differential (d)	(232)	(632)	(6,820)
Non-taxable income	—	(2)	103
Revocation of TRS Status (a)	—	(37,249)	—
Tax expense related to allocation of goodwill based on portion of Investment Management business sold (Note 3)	—	7,203	—
Other	3,103	1,394	1,997
Total provision for (benefit from) income taxes	$28,486	$(20,759)	$26,211
__________
(a)Amount for the year ended December 31, 2020 includes an aggregate deferred tax benefit of $37.2 million as a result of the release of a deferred tax liability relating to our investment in shares of Lineage Logistics (Note 8), which converted to a REIT during the year and is therefore no longer subject to federal and state income taxes
(b)Pre-tax loss attributable to taxable subsidiaries for 2020 was primarily driven by: (i) a portion of the other-than-temporary impairment charges totaling $47.1 million recognized on our equity method investments in CWI 1 and CWI 2 (Note 8), (ii) the allocation of $34.3 million of goodwill within our Investment Management segment as a result of the WLT management internalization (Note 3), and (iii) an impairment charge of $12.6 million recognized on an international property (Note 8).
(c)Pre-tax income attributable to taxable subsidiaries for 2019 includes unrealized gains on our investment in shares of Lineage Logistics totaling $32.9 million (prior to its REIT conversion in 2020, as described below) (Note 8).
(d)Amount for the year ended December 31, 2019 includes a current tax benefit of approximately $6.3 million due to a change in tax position for state and local taxes.

Benefit from income taxes for the year ended December 31, 2020 includes a deferred tax benefit of $6.3 million as a result of the other-than-temporary impairment charges that we recognized on our equity method investments in CWI 1 and CWI 2 during the year (Note 8).

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

W. P. Carey 2021 10-K – 104

Notes to Consolidated Financial Statements
Deferred Income Taxes

Deferred income taxes at December 31, 2021 and 2020 consist of the following (in thousands):

	December 31,
	2021	2020
Deferred Tax Assets
Net operating loss and other tax credit carryforwards	$55,147	$49,869
Basis differences — foreign investments	52,705	43,089
Unearned and deferred compensation	15,895	9,753
Lease liabilities (a)	14,752	14,144
Other	374	—
Total deferred tax assets	138,873	116,855
Valuation allowance	(108,812)	(86,069)
Net deferred tax assets	30,061	30,786
Deferred Tax Liabilities
Basis differences — foreign investments	(145,524)	(145,838)
ROU assets (a)	(12,637)	(12,618)
Basis differences — equity investees	(1,195)	(2,364)
Deferred revenue	—	(97)
Other	—	(632)
Total deferred tax liabilities	(159,356)	(161,549)
Net Deferred Tax Liability	$(129,295)	$(130,763)
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

As of December 31, 2021, U.S. federal and state net operating loss carryforwards were $21.0 million and $12.7 million, respectively, which will begin to expire in 2033. As of December 31, 2021, net operating loss carryforwards in foreign jurisdictions were $84.2 million, which will begin to expire in 2022.

The net deferred tax liability in the table above is comprised of deferred tax asset balances, net of certain deferred tax liabilities and valuation allowances, of $16.3 million and $15.1 million at December 31, 2021 and 2020, respectively, which are included in Other assets, net in the consolidated balance sheets, and other deferred tax liability balances of $145.6 million and $145.8 million at December 31, 2021 and 2020, respectively, which are included in Deferred income taxes in the consolidated balance sheets.

W. P. Carey 2021 10-K – 105

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

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2021	2020
Beginning balance	$6,312	$5,756
Decrease due to lapse in statute of limitations	(508)	(783)
Foreign currency translation adjustments	(451)	515
Addition based on tax positions related to the current year	326	591
Addition based on tax positions related to the prior year	315	233
Ending balance	$5,994	$6,312

At December 31, 2021 and 2020, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on our effective income tax rate in future periods. These unrecognized tax benefits are recorded as liabilities within Accounts payable, accrued expenses and other liabilities on our consolidated balance sheets. We recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2021 and 2020, we had approximately $2.1 million and $1.7 million, respectively, of accrued interest related to uncertain tax positions.

Income Taxes Paid

Income taxes paid were $44.3 million, $43.5 million, and $35.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Tax authorities in the relevant jurisdictions may select our tax returns for audit and propose adjustments before the expiration of the statute of limitations. Our tax returns filed for tax years 2016 through 2020 or any ongoing audits remain open to adjustment in the major tax jurisdictions.

W. P. Carey 2021 10-K – 106

Notes to Consolidated Financial Statements
Note 15. Property Dispositions

We have an active capital recycling program, with a goal of extending the average lease term through reinvestment, improving portfolio credit quality through dispositions and acquisitions of assets, increasing the asset criticality factor in our portfolio, and/or executing strategic dispositions of assets. We may decide to dispose of a property when it is vacant as a result of tenants vacating space, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our consolidated balance sheet. All property dispositions are recorded within our Real Estate segment and are also discussed in Note 4 and Note 5.

2021 — During the year ended December 31, 2021, we sold 24 properties for total proceeds, net of selling costs, of $163.6 million, and recognized a net gain on these sales totaling $40.4 million (inclusive of income taxes totaling $4.7 million recognized upon sale).

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

W. P. Carey 2021 10-K – 107

Notes to Consolidated Financial Statements
Note 16. Segment Reporting

We evaluate our results from operations by our two major business segments: Real Estate and Investment Management (Note 1). The following tables present a summary of comparative results and assets for these business segments (in thousands):

Real Estate

	Years Ended December 31,
	2021	2020	2019
Revenues
Lease revenues	$1,177,438	$1,080,623	$987,984
Income from direct financing leases and loans receivable	67,555	74,893	105,112
Lease termination income and other	53,655	11,082	29,547
Operating property revenues (a)	13,478	11,399	50,220
	1,312,126	1,177,997	1,172,863
Operating Expenses
Depreciation and amortization (b)	475,989	441,948	443,300
General and administrative (b)	81,888	70,127	56,796
Reimbursable tenant costs	62,417	56,409	55,576
Property expenses, excluding reimbursable tenant costs	47,898	44,067	39,545
Stock-based compensation expense (b)	24,881	15,247	13,248
Impairment charges	24,246	35,830	32,539
Operating property expenses	9,848	9,901	38,015
Merger and other expenses	(4,597)	(937)	101
	722,570	672,592	679,120
Other Income and Expenses
Interest expense	(196,831)	(210,087)	(233,325)
Gain on sale of real estate, net	40,425	109,370	18,143
(Losses) earnings from equity method investments in real estate	(19,649)	(9,017)	2,361
Non-operating income	13,778	8,970	20,478
Other gains and (losses)	(13,676)	37,104	9,773
Loss on change in control of interests	—	—	(8,416)
	(175,953)	(63,660)	(190,986)
Income before income taxes	413,603	441,745	302,757
(Provision for) benefit from income taxes	(28,703)	18,498	(30,802)
Net Income from Real Estate	384,900	460,243	271,955
Net (income) loss attributable to noncontrolling interests	(134)	(731)	110
Net Income from Real Estate Attributable to W. P. Carey	$384,766	$459,512	$272,065

W. P. Carey 2021 10-K – 108

Notes to Consolidated Financial Statements
Investment Management

	Years Ended December 31,
	2021	2020	2019
Revenues
Asset management revenue	$15,363	$22,467	$43,356
Reimbursable costs from affiliates	4,035	8,855	16,547
	19,398	31,322	59,903
Operating Expenses
Reimbursable costs from affiliates	4,035	8,855	16,547
Merger and other expenses	51	1,184	—
General and administrative (b)	—	5,823	18,497
Subadvisor fees	—	1,469	7,579
Depreciation and amortization (b)	—	987	3,835
Stock-based compensation expense (b)	—	691	5,539
	4,086	19,009	51,997
Other Income and Expenses
Earnings (losses) from equity method investments in the Managed Programs	8,820	(9,540)	20,868
Other gains and (losses)	791	61	(849)
Non-operating income	82	617	2,073
	9,693	(8,862)	22,092
Income before income taxes	25,005	3,451	29,998
Benefit from income taxes	217	2,261	4,591
Net Income from Investment Management	25,222	5,712	34,589
Net income attributable to noncontrolling interests	—	(9,865)	(1,411)
Net Income (Loss) from Investment Management Attributable to W. P. Carey	$25,222	$(4,153)	$33,178

Total Company

	Years Ended December 31,
	2021	2020	2019
Revenues	$1,331,524	$1,209,319	$1,232,766
Operating expenses	726,656	691,601	731,117
Other income and expenses	(166,260)	(72,522)	(168,894)
(Provision for) benefit from income taxes	(28,486)	20,759	(26,211)
Net income attributable to noncontrolling interests	(134)	(10,596)	(1,301)
Net income attributable to W. P. Carey	$409,988	$455,359	$305,243

	Total Assets at December 31,
	2021	2020
Real Estate	$15,344,703	$14,582,015
Investment Management	135,927	125,621
Total Company	$15,480,630	$14,707,636
__________
(a)Operating property revenues from our hotels include (i) $7.2 million, $4.0 million, and $15.0 million for the years ended December 31, 2021, 2020, and 2019, respectively, generated from a hotel in Bloomington, Minnesota (revenues reflect the impact of the COVID-19 pandemic on the hotel’s operations), and (ii) $1.9 million and $14.4 million for the years ended December 31, 2020 and 2019, respectively, generated from a hotel in Miami, Florida, which was sold in January 2020 (Note 15).

W. P. Carey 2021 10-K – 109

Notes to Consolidated Financial Statements
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

Our portfolio is comprised of domestic and international investments. At December 31, 2021, our international investments within our Real Estate segment were comprised of investments in Germany, Spain, the Netherlands, Poland, the United Kingdom, Italy, France, Croatia, Denmark, Canada, Finland, Mexico, Norway, Hungary, Portugal, Lithuania, the Czech Republic, Sweden, Slovakia, Austria, Japan, Latvia, and Estonia. We sold our only remaining investment in Belgium during 2021. No tenant or international country individually comprised at least 10% of our total lease revenues for the years ended December 31, 2021, 2020, or 2019, or at least 10% of our total long-lived assets at December 31, 2021 or 2020. Revenues and assets within our Investment Management segment are entirely domestic. The following tables present the geographic information for our Real Estate segment (in thousands):

	Years Ended December 31,
	2021	2020	2019
Revenues
Domestic	$860,961	$756,763	$783,828
International	451,165	421,234	389,035
Total	$1,312,126	$1,177,997	$1,172,863

	December 31,
	2021	2020
Long-lived Assets (a)
Domestic	$8,170,448	$7,589,805
International	4,866,921	4,796,767
Total	$13,037,369	$12,386,572

Equity Investments in Real Estate
Domestic	$236,643	$152,451
International	55,260	74,438
Total	$291,903	$226,889
__________
(a)Consists of Net investments in real estate. In 2021, we reclassified loans receivable to be included within Net investments in real estate (Note 2). As a result, Net investments in real estate as of December 31, 2020 has been revised to conform to the current period presentation.

W. P. Carey 2021 10-K – 110

Notes to Consolidated Financial Statements
Note 17. Subsequent Events

Acquisitions

In January and February 2022, we completed two acquisitions totaling approximately $166.3 million (based on the exchange rate of the euro on the date of acquisition, as applicable).

Dispositions

In January and February 2022, we sold two domestic properties for gross proceeds totaling $19.3 million. These properties were classified as held for sale as of December 31, 2021 (Note 4).

Dividend from and Redemption of our Investment in Preferred Shares of WLT

In January 2022, we received a $0.9 million cash dividend from our investment in preferred shares of WLT (Note 8). In addition, in January 2022, our investment in 1,300,000 preferred shares of WLT was redeemed in full, for gross proceeds of $65.0 million (based on a liquidation preference of $50.00 per share, as described in Note 3).

Issuances Under our ATM Program

In January 2022, we issued 593,060 shares of our common stock under our current ATM Program at a weighted-average price of $81.29 per share for net proceeds of approximately $47 million. As of the date of this Report, approximately $223.9 million remained available for issuance under our current ATM Program (Note 12).

Dividend from our Investment in Shares of Lineage Logistics

In February 2022, we received a cash dividend of $4.3 million from our investment in shares of Lineage Logistics (Note 8).

CESH Distribution

In January 2022, we received a distribution from our investment in CESH of $1.2 million (Note 7).

W. P. Carey 2021 10-K – 111

W. P. CAREY INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2021, 2020, and 2019
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2021
Valuation reserve for deferred tax assets	$86,069	$40,895	$(18,152)	$108,812

Year Ended December 31, 2020
Valuation reserve for deferred tax assets	$73,643	$31,470	$(19,044)	$86,069

Year Ended December 31, 2019
Valuation reserve for deferred tax assets	$54,499	$22,384	$(3,240)	$73,643

W. P. Carey 2021 10-K – 112

W. P. CAREY INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Land, Buildings and Improvements Subject to Operating Leases
Industrial facilities in Erlanger, KY	$—	$1,526	$21,427	$2,966	$(84)	$1,526	$24,309	$25,835	$14,823	1979; 1987	Jan. 1998	40 yrs.
Industrial facilities in Thurmont, MD and Farmington, NY	—	729	5,903	—	—	729	5,903	6,632	3,026	1964; 1983	Jan. 1998	15 yrs.
Warehouse facilities in Anchorage, AK and Commerce, CA	—	4,905	11,898	—	12	4,905	11,910	16,815	6,994	1948; 1975	Jan. 1998	40 yrs.
Industrial facility in Toledo, OH	—	224	2,408	—	—	224	2,408	2,632	1,906	1966	Jan. 1998	40 yrs.
Industrial facility in Goshen, IN	—	239	940	—	—	239	940	1,179	557	1973	Jan. 1998	40 yrs.
Office facility in Raleigh, NC	—	1,638	2,844	187	(2,554)	828	1,287	2,115	1,027	1983	Jan. 1998	20 yrs.
Office facility in King of Prussia, PA	—	1,219	6,283	1,295	—	1,219	7,578	8,797	4,430	1968	Jan. 1998	40 yrs.
Industrial facility in Pinconning, MI	—	32	1,692	—	—	32	1,692	1,724	1,015	1948	Jan. 1998	40 yrs.
Industrial facilities in Sylmar, CA	—	2,052	5,322	—	(1,889)	1,494	3,991	5,485	2,406	1962; 1979	Jan. 1998	40 yrs.
Retail facilities in several cities in the following states: Alabama, Florida, Georgia, Illinois, Louisiana, Missouri, New Mexico, North Carolina, South Carolina, Tennessee, and Texas	—	9,382	—	238	14,696	9,025	15,291	24,316	8,644	Various	Jan. 1998	15 yrs.
Industrial facility in Glendora, CA	—	1,135	—	—	1,942	1,152	1,925	3,077	577	1950	Jan. 1998	10 yrs.
Warehouse facility in Doraville, GA	—	3,288	9,864	17,079	(11,410)	3,288	15,533	18,821	2,285	2016	Jan. 1998	40 yrs.
Office facility in Collierville, TN and warehouse facility in Corpus Christi, TX	—	3,490	72,497	3,513	(15,608)	288	63,604	63,892	22,296	1989; 1999	Jan. 1998	40 yrs.
Land in Irving and Houston, TX	—	9,795	—	—	—	9,795	—	9,795	—	N/A	Jan. 1998	N/A
Industrial facility in Chandler, AZ	—	5,035	18,957	8,373	516	5,035	27,846	32,881	15,946	1989	Jan. 1998	40 yrs.
Office facility in Bridgeton, MO	—	842	4,762	2,523	(196)	842	7,089	7,931	4,039	1972	Jan. 1998	40 yrs.
Retail facility in Waterford Township, MI	—	1,039	4,788	236	(2,297)	494	3,272	3,766	1,428	1972	Jan. 1998	35 yrs.
Warehouse facility in Memphis, TN	—	1,882	3,973	294	(3,892)	328	1,929	2,257	1,483	1969	Jan. 1998	15 yrs.
Industrial facility in Romulus, MI	—	454	6,411	525	—	454	6,936	7,390	2,071	1970	Jan. 1998	10 yrs.
Retail facility in Bellevue, WA	—	4,125	11,812	393	(123)	4,371	11,836	16,207	6,874	1994	Apr. 1998	40 yrs.
Office facility in Rio Rancho, NM	—	1,190	9,353	5,866	(238)	2,287	13,884	16,171	7,136	1999	Jul. 1998	40 yrs.
Office facility in Moorestown, NJ	—	351	5,981	1,667	1	351	7,649	8,000	4,682	1964	Feb. 1999	40 yrs.
Industrial facilities in Lenexa, KS and Winston-Salem, NC	—	1,860	12,539	3,075	(1,135)	1,725	14,614	16,339	7,746	1968; 1980	Sep. 2002	40 yrs.
Office facilities in Playa Vista and Venice, CA	20,058	2,032	10,152	52,817	1	5,889	59,113	65,002	18,865	1991; 1999	Sep. 2004; Sep. 2012	40 yrs.
Warehouse facility in Greenfield, IN	—	2,807	10,335	223	(8,383)	967	4,015	4,982	2,144	1995	Sep. 2004	40 yrs.
Retail facility in Hot Springs, AR	—	850	2,939	2	(2,614)	—	1,177	1,177	510	1985	Sep. 2004	40 yrs.
Warehouse facilities in Apopka, FL	—	362	10,855	1,195	(155)	337	11,920	12,257	4,628	1969	Sep. 2004	40 yrs.
Land in San Leandro, CA	—	1,532	—	—	—	1,532	—	1,532	—	N/A	Dec. 2006	N/A

W. P. Carey 2021 10-K – 113

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Fitness facility in Austin, TX	—	1,725	5,168	—	—	1,725	5,168	6,893	2,735	1995	Dec. 2006	29 yrs.
Retail facility in Wroclaw, Poland	—	3,600	10,306	—	(3,664)	2,832	7,410	10,242	2,576	2007	Dec. 2007	40 yrs.
Office facility in Fort Worth, TX	—	4,600	37,580	186	—	4,600	37,766	42,366	11,240	2003	Feb. 2010	40 yrs.
Warehouse facility in Mallorca, Spain	—	11,109	12,636	—	(1,230)	10,514	12,001	22,515	3,472	2008	Jun. 2010	40 yrs.
Net-lease hotels in Irvine, Sacramento, and San Diego, CA; Orlando, FL; Des Plaines, IL; Indianapolis, IN; Louisville, KY; Linthicum Heights, MD; Newark, NJ; Albuquerque, NM; and Spokane, WA	—	32,680	198,999	—	—	32,680	198,999	231,679	50,737	1989; 1990	Sep. 2012	34 - 37 yrs.
Industrial facilities in Auburn, IN; Clinton Township, MI; and Bluffton, OH	—	4,403	20,298	—	(3,870)	2,589	18,242	20,831	5,276	1968; 1975; 1995	Sep. 2012; Jan. 2014	30 yrs.
Office facility in Irvine, CA	—	4,173	—	—	13,766	4,173	13,766	17,939	224	1981	Sep. 2012	31 yrs.
Industrial facility in Alpharetta, GA	—	2,198	6,349	1,247	—	2,198	7,596	9,794	2,383	1997	Sep. 2012	30 yrs.
Office facility in Clinton, NJ	13,360	2,866	34,834	—	(16,301)	2,866	18,533	21,399	10,570	1987	Sep. 2012	30 yrs.
Office facilities in St. Petersburg, FL	—	3,280	24,627	3,288	—	3,280	27,915	31,195	8,089	1996; 1999	Sep. 2012	30 yrs.
Movie theater in Baton Rouge, LA	—	4,168	5,724	3,200	—	4,168	8,924	13,092	2,700	2003	Sep. 2012	30 yrs.
Industrial and office facility in San Diego, CA	—	7,804	16,729	5,415	(832)	7,804	21,312	29,116	6,778	2002	Sep. 2012	30 yrs.
Industrial facility in Richmond, CA	—	895	1,953	—	—	895	1,953	2,848	604	1999	Sep. 2012	30 yrs.
Warehouse facilities in Kingman, AZ; Woodland, CA; Jonesboro, GA; Kansas City, MO; Springfield, OR; Fogelsville, PA; and Corsicana, TX	—	16,386	84,668	8,737	—	16,386	93,405	109,791	26,470	Various	Sep. 2012	30 yrs.
Industrial facilities in Rocky Mount, NC and Lewisville, TX	—	2,163	17,715	609	(8,389)	1,132	10,966	12,098	3,341	1948; 1989	Sep. 2012	30 yrs.
Industrial facilities in Chattanooga, TN	—	558	5,923	—	—	558	5,923	6,481	1,810	1974; 1989	Sep. 2012	30 yrs.
Industrial facility in Mooresville, NC	—	756	9,775	—	—	756	9,775	10,531	2,979	1997	Sep. 2012	30 yrs.
Industrial facility in McCalla, AL	—	960	14,472	42,662	(254)	2,076	55,764	57,840	10,959	2004	Sep. 2012	31 yrs.
Office facility in Lower Makefield Township, PA	—	1,726	12,781	4,378	—	1,726	17,159	18,885	4,847	2002	Sep. 2012	30 yrs.
Industrial facility in Fort Smith, AZ	—	1,063	6,159	—	—	1,063	6,159	7,222	1,857	1982	Sep. 2012	30 yrs.
Retail facilities in Greenwood, IN and Buffalo, NY	3,035	—	19,990	—	—	—	19,990	19,990	5,963	2000; 2003	Sep. 2012	30 - 31 yrs.
Industrial facilities in Bowling Green, KY and Jackson, TN	—	1,492	8,182	600	—	1,492	8,782	10,274	2,481	1989; 1995	Sep. 2012	31 yrs.
Education facilities in Rancho Cucamonga, CA and Exton, PA	—	14,006	33,683	9,428	(20,142)	6,638	30,337	36,975	6,893	2004	Sep. 2012	31 - 32 yrs.
Industrial facilities in St. Petersburg, FL; Buffalo Grove, IL; West Lafayette, IN; Excelsior Springs, MO; and North Versailles, PA	—	6,559	19,078	3,285	—	6,559	22,363	28,922	5,859	Various	Sep. 2012	31 yrs.
Industrial and warehouse facility in Mesquite, TX	—	2,702	13,029	—	—	2,702	13,029	15,731	85	1972	Sep. 2012	31 yrs.

W. P. Carey 2021 10-K – 114

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(in thousands)

				Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

		Initial Cost to Company
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities in Tolleson, AZ; Alsip, IL; and Solvay, NY	—	6,080	23,424	—	—	6,080	23,424	29,504	6,931	1990; 1994; 2000	Sep. 2012	31 yrs.
Fitness facilities in Memphis TN and Bedford, TX	—	4,877	4,258	5,215	1,156	3,023	12,483	15,506	4,557	1990; 1995	Sep. 2012	31 yrs.
Warehouse facilities in Oceanside, CA and Concordville, PA	1,487	3,333	8,270	—	—	3,333	8,270	11,603	2,454	1989; 1996	Sep. 2012	31 yrs.
Net-lease self-storage facilities located throughout the United States	—	74,551	319,186	—	(50)	74,501	319,186	393,687	93,694	Various	Sep. 2012	31 yrs.
Warehouse facility in La Vista, NE	17,740	4,196	23,148	—	—	4,196	23,148	27,344	6,403	2005	Sep. 2012	33 yrs.
Office facility in Pleasanton, CA	—	3,675	7,468	—	—	3,675	7,468	11,143	2,186	2000	Sep. 2012	31 yrs.
Office facility in San Marcos, TX	—	440	688	—	—	440	688	1,128	201	2000	Sep. 2012	31 yrs.
Office facility in Chicago, IL	—	2,169	19,010	83	(72)	2,169	19,021	21,190	5,522	1910	Sep. 2012	31 yrs.
Industrial facilities in Hollywood and Orlando, FL	—	3,639	1,269	—	—	3,639	1,269	4,908	369	1996	Sep. 2012	31 yrs.
Warehouse facility in Golden, CO	—	808	4,304	77	—	808	4,381	5,189	1,399	1998	Sep. 2012	30 yrs.
Industrial facility in Texarkana, TX	—	1,755	4,493	—	(2,783)	216	3,249	3,465	944	1997	Sep. 2012	31 yrs.
Industrial facility in South Jordan, UT	—	2,183	11,340	1,642	—	2,183	12,982	15,165	3,656	1995	Sep. 2012	31 yrs.
Warehouse facility in Ennis, TX	—	478	4,087	145	(145)	478	4,087	4,565	1,187	1989	Sep. 2012	31 yrs.
Office facility in Paris, France	—	23,387	43,450	703	(7,980)	20,597	38,963	59,560	10,876	1975	Sep. 2012	32 yrs.
Retail facilities in Bydgoszcz, Czestochowa, Jablonna, Katowice, Kielce, Lodz, Lubin, Olsztyn, Opole, Plock, Rybnik, Walbrzych, and Warsaw, Poland	—	26,564	72,866	—	(11,902)	23,354	64,174	87,528	24,959	Various	Sep. 2012	23 - 34 yrs.
Industrial facilities in Danbury, CT and Bedford, MA	—	3,519	16,329	—	—	3,519	16,329	19,848	5,061	1965; 1980	Sep. 2012	29 yrs.
Industrial facility in Brownwood, TX	—	722	6,268	—	—	722	6,268	6,990	1,254	1964	Sep. 2012	15 yrs.
Industrial facility in Rochester, MN	—	809	14,236	—	—	809	14,236	15,045	208	1997	Sep. 2012	31 yrs.
Industrial and office facility in Tampere, Finland	—	2,309	37,153	—	(5,177)	1,981	32,304	34,285	8,857	2012	Jun. 2013	40 yrs.
Office facility in Quincy, MA	—	2,316	21,537	127	—	2,316	21,664	23,980	5,031	1989	Jun. 2013	40 yrs.
Office facility in Salford, United Kingdom	—	—	30,012	—	(4,152)	—	25,860	25,860	5,505	1997	Sep. 2013	40 yrs.
Office facility in Lone Tree, CO	—	4,761	28,864	3,381	—	4,761	32,245	37,006	7,769	2001	Nov. 2013	40 yrs.
Office facility in Mönchengladbach, Germany	30,302	2,154	6,917	50,626	(1,254)	2,175	56,268	58,443	8,627	2015	Dec. 2013	40 yrs.
Fitness facility in Houston, TX	—	2,430	2,270	—	—	2,430	2,270	4,700	802	1995	Jan. 2014	23 yrs.
Fitness facility in St. Charles, MO	—	1,966	1,368	1,352	—	1,966	2,720	4,686	962	1987	Jan. 2014	27 yrs.
Office facility in Scottsdale, AZ	—	22,300	42,329	—	—	22,300	42,329	64,629	1,788	1977	Jan. 2014	34 yrs.
Industrial facility in Aurora, CO	—	737	2,609	—	—	737	2,609	3,346	654	1985	Jan. 2014	32 yrs.
Warehouse facility in Burlington, NJ	—	3,989	6,213	377	—	3,989	6,590	10,579	2,058	1999	Jan. 2014	26 yrs.

W. P. Carey 2021 10-K – 115

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(in thousands)

				Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

		Initial Cost to Company
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Albuquerque, NM	—	2,467	3,476	606	—	2,467	4,082	6,549	1,223	1993	Jan. 2014	27 yrs.
Industrial facility in North Salt Lake, UT	—	10,601	17,626	—	(16,936)	4,388	6,903	11,291	2,088	1981	Jan. 2014	26 yrs.
Industrial facility in Lexington, NC	—	2,185	12,058	—	(2,519)	494	11,230	11,724	3,203	2003	Jan. 2014	28 yrs.
Land in Welcome, NC	—	980	11,230	—	(11,724)	486	—	486	—	N/A	Jan. 2014	N/A
Industrial facilities in Evansville, IN; Lawrence, KS; and Baltimore, MD	—	4,005	44,192	—	—	4,005	44,192	48,197	14,677	1911; 1967; 1982	Jan. 2014	24 yrs.
Industrial facilities in Colton, CA; Bonner Springs, KS; and Dallas, TX and land in Eagan, MN	—	8,451	25,457	—	298	8,451	25,755	34,206	7,099	1978; 1979; 1986	Jan. 2014	17 - 34 yrs.
Retail facility in Torrance, CA	—	8,412	12,241	1,839	(76)	8,335	14,081	22,416	4,584	1973	Jan. 2014	25 yrs.
Office facility in Houston, TX	—	6,578	424	560	—	6,578	984	7,562	547	1978	Jan. 2014	27 yrs.
Land in Doncaster, United Kingdom	—	4,257	4,248	—	(8,103)	402	—	402	—	N/A	Jan. 2014	N/A
Warehouse facility in Norwich, CT	—	3,885	21,342	—	2	3,885	21,344	25,229	5,981	1960	Jan. 2014	28 yrs.
Warehouse facility in Norwich, CT	—	1,437	9,669	—	—	1,437	9,669	11,106	2,710	2005	Jan. 2014	28 yrs.
Warehouse facility in Whitehall, PA	—	7,435	9,093	26,529	(9,545)	6,983	26,529	33,512	240	2021	Jan. 2014	40 yrs.
Retail facility in York, PA	—	3,776	10,092	—	(6,413)	527	6,928	7,455	1,625	2005	Jan. 2014	34 yrs.
Industrial facility in Pittsburgh, PA	—	1,151	10,938	—	—	1,151	10,938	12,089	3,498	1991	Jan. 2014	25 yrs.
Warehouse facilities in Atlanta, GA and Elkwood, VA	—	5,356	4,121	—	(2,104)	4,284	3,089	7,373	878	1975	Jan. 2014	28 yrs.
Warehouse facility in Harrisburg, NC	—	1,753	5,840	781	(111)	1,642	6,621	8,263	1,796	2000	Jan. 2014	26 yrs.
Industrial facility in Chandler, AZ; industrial, office, and warehouse facility in Englewood, CO; and land in Englewood, CO	2,209	4,306	7,235	—	3	4,306	7,238	11,544	1,894	1978; 1987	Jan. 2014	30 yrs.
Industrial facility in Cynthiana, KY	1,130	1,274	3,505	525	(107)	1,274	3,923	5,197	1,107	1967	Jan. 2014	31 yrs.
Industrial facilities in Albemarle and Old Fort, NC and Holmesville, OH	—	5,507	18,653	—	—	5,507	18,653	24,160	145	1955; 1966; 1970	Jan. 2014	32 yrs.
Industrial facility in Columbia, SC	—	2,843	11,886	—	—	2,843	11,886	14,729	4,166	1962	Jan. 2014	23 yrs.
Movie theater in Midlothian, VA	—	2,824	16,618	—	—	2,824	16,618	19,442	1,742	2000	Jan. 2014	40 yrs.
Net-lease student housing facility in Laramie, WY	—	1,966	18,896	—	—	1,966	18,896	20,862	5,383	2007	Jan. 2014	33 yrs.
Warehouse facilities in Mendota, IL; Toppenish, WA; and Plover, WI	—	1,444	21,208	—	(623)	1,382	20,647	22,029	7,291	1996	Jan. 2014	23 yrs.
Office facility in Sunnyvale, CA	—	9,297	24,086	—	(14,792)	7,306	11,285	18,591	11,285	1981	Jan. 2014	31 yrs.
Industrial facilities in Hampton, NH	—	8,990	7,362	—	—	8,990	7,362	16,352	1,921	1976	Jan. 2014	30 yrs.
Industrial facilities located throughout France	—	36,306	5,212	337	6,367	26,219	22,003	48,222	2,444	Various	Jan. 2014	23 yrs.
Retail facility in Fairfax, VA	—	3,402	16,353	—	—	3,402	16,353	19,755	4,916	1998	Jan. 2014	26 yrs.
Retail facility in Lombard, IL	—	5,087	8,578	—	—	5,087	8,578	13,665	2,578	1999	Jan. 2014	26 yrs.
Warehouse facility in Plainfield, IN	—	1,578	29,415	706	—	1,578	30,121	31,699	7,710	1997	Jan. 2014	30 yrs.

W. P. Carey 2021 10-K – 116

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail facility in Kennesaw, GA	—	2,849	6,180	5,530	(76)	2,773	11,710	14,483	3,369	1999	Jan. 2014	26 yrs.
Retail facility in Leawood, KS	—	1,487	13,417	—	—	1,487	13,417	14,904	4,033	1997	Jan. 2014	26 yrs.
Office facility in Tolland, CT	—	1,817	5,709	—	11	1,817	5,720	7,537	1,651	1968	Jan. 2014	28 yrs.
Warehouse facilities in Lincolnton, NC and Mauldin, SC	—	1,962	9,247	—	—	1,962	9,247	11,209	2,607	1988; 1996	Jan. 2014	28 yrs.
Retail facilities located throughout Germany	—	81,109	153,927	10,510	(135,774)	27,939	81,833	109,772	21,202	Various	Jan. 2014	Various
Office facility in Southfield, MI	—	1,726	4,856	89	—	1,726	4,945	6,671	1,264	1985	Jan. 2014	31 yrs.
Office facility in The Woodlands, TX	—	3,204	24,997	—	—	3,204	24,997	28,201	6,282	1997	Jan. 2014	32 yrs.
Warehouse facilities in Valdosta, GA and Johnson City, TN	—	1,080	14,998	1,841	—	1,080	16,839	17,919	4,726	1978; 1998	Jan. 2014	27 yrs.
Industrial facility in Amherst, NY	6,273	674	7,971	—	—	674	7,971	8,645	2,815	1984	Jan. 2014	23 yrs.
Industrial and warehouse facilities in Westfield, MA	—	1,922	9,755	7,435	9	1,922	17,199	19,121	5,051	1954; 1997	Jan. 2014	28 yrs.
Warehouse facility in Kotka, Finland	—	—	8,546	—	(6,971)	—	1,575	1,575	1,295	2001	Jan. 2014	23 yrs.
Office facility in Bloomington, MN	—	2,942	7,155	—	—	2,942	7,155	10,097	1,999	1988	Jan. 2014	28 yrs.
Warehouse facility in Gorinchem, Netherlands	2,750	1,143	5,648	—	(1,141)	951	4,699	5,650	1,313	1995	Jan. 2014	28 yrs.
Retail facility in Cresskill, NJ	—	2,366	5,482	—	19	2,366	5,501	7,867	1,398	1975	Jan. 2014	31 yrs.
Retail facility in Livingston, NJ	—	2,932	2,001	—	14	2,932	2,015	4,947	587	1966	Jan. 2014	27 yrs.
Retail facility in Montclair, NJ	—	1,905	1,403	—	6	1,905	1,409	3,314	410	1950	Jan. 2014	27 yrs.
Retail facility in Morristown, NJ	—	3,258	8,352	—	26	3,258	8,378	11,636	2,441	1973	Jan. 2014	27 yrs.
Retail facility in Summit, NJ	—	1,228	1,465	—	8	1,228	1,473	2,701	429	1950	Jan. 2014	27 yrs.
Industrial facilities in Georgetown, TX and Woodland, WA	—	965	4,113	—	—	965	4,113	5,078	965	1998; 2001	Jan. 2014	33 - 35 yrs.
Education facilities in Union, NJ; Allentown and Philadelphia, PA; and Grand Prairie, TX	—	5,365	7,845	—	5	5,365	7,850	13,215	2,233	Various	Jan. 2014	28 yrs.
Industrial facility in Salisbury, NC	—	1,499	8,185	—	—	1,499	8,185	9,684	2,335	2000	Jan. 2014	28 yrs.
Industrial facility in Twinsburg, OH and office facility in Plymouth, MI	—	2,831	10,565	386	(2,244)	2,501	9,037	11,538	2,553	1991; 1995	Jan. 2014	27 yrs.
Industrial facility in Cambridge, Canada	—	1,849	7,371	—	(1,110)	1,626	6,484	8,110	1,643	2001	Jan. 2014	31 yrs.
Industrial facilities in Peru, IL; Huber Heights, Lima, and Sheffield, OH; and Lebanon, TN	—	2,962	17,832	—	—	2,962	17,832	20,794	4,517	Various	Jan. 2014	31 yrs.
Industrial facility in Ramos Arizpe, Mexico	—	1,059	2,886	—	—	1,059	2,886	3,945	729	2000	Jan. 2014	31 yrs.

W. P. Carey 2021 10-K – 117

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities in Salt Lake City, UT	—	2,783	3,773	—	—	2,783	3,773	6,556	955	1983; 2002	Jan. 2014	31 - 33 yrs.
Net-lease student housing facility in Blairsville, PA	—	1,631	23,163	—	—	1,631	23,163	24,794	6,385	2005	Jan. 2014	33 yrs.
Education facility in Mooresville, NC	966	1,795	15,955	—	—	1,795	15,955	17,750	501	2002	Jan. 2014	33 yrs.
Warehouse facilities in Atlanta, Doraville, and Rockmart, GA	—	6,488	77,192	—	—	6,488	77,192	83,680	21,418	1959; 1962; 1991	Jan. 2014	23 - 33 yrs.
Warehouse facility in Muskogee, OK	—	554	4,353	—	(3,437)	158	1,312	1,470	317	1992	Jan. 2014	33 yrs.
Industrial facility in Richmond, MO	—	2,211	8,505	747	—	2,211	9,252	11,463	2,584	1996	Jan. 2014	28 yrs.
Industrial facility in Tuusula, Finland	—	6,173	10,321	—	(2,769)	5,137	8,588	13,725	2,666	1975	Jan. 2014	26 yrs.
Office facility in Turku, Finland	—	5,343	34,106	1,320	(6,662)	4,445	29,662	34,107	8,091	1981	Jan. 2014	28 yrs.
Industrial facility in Turku, Finland	—	1,105	10,243	—	(1,890)	920	8,538	9,458	2,437	1981	Jan. 2014	28 yrs.
Industrial facility in Baraboo, WI	—	917	10,663	1,403	—	917	12,066	12,983	6,509	1988	Jan. 2014	13 yrs.
Warehouse facility in Phoenix, AZ	—	6,747	21,352	380	—	6,747	21,732	28,479	6,211	1996	Jan. 2014	28 yrs.
Land in Calgary, Canada	—	3,721	—	—	(448)	3,273	—	3,273	—	N/A	Jan. 2014	N/A
Industrial facilities in Sandersville, GA; Erwin, TN; and Gainesville, TX	1,024	955	4,779	—	—	955	4,779	5,734	1,220	1950; 1986; 1996	Jan. 2014	31 yrs.
Industrial facility in Buffalo Grove, IL	3,523	1,492	12,233	—	—	1,492	12,233	13,725	3,132	1996	Jan. 2014	31 yrs.
Industrial facilities in West Jordan, UT and Tacoma, WA; office facility in Eugene, OR; and warehouse facility in Perris, CA	—	8,989	5,435	—	8	8,989	5,443	14,432	1,534	Various	Jan. 2014	28 yrs.
Office facility in Carlsbad, CA	—	3,230	5,492	—	—	3,230	5,492	8,722	1,843	1999	Jan. 2014	24 yrs.
Movie theater in Pensacola, FL	—	1,746	—	—	5,181	1,746	5,181	6,927	206	2001	Jan. 2014	33 yrs.
Movie theater in Port St. Lucie, FL	—	4,654	2,576	—	—	4,654	2,576	7,230	746	2000	Jan. 2014	27 yrs.
Industrial facility in Nurieux-Volognat, France	—	121	5,328	—	(814)	100	4,535	4,635	1,110	2000	Jan. 2014	32 yrs.
Industrial facility in Monheim, Germany	—	2,500	5,727	—	(196)	2,445	5,586	8,031	49	1992	Jan. 2014	32 yrs.
Warehouse facility in Suwanee, GA	—	2,330	8,406	—	—	2,330	8,406	10,736	1,967	1995	Jan. 2014	34 yrs.
Retail facilities in Wichita, KS and Oklahoma City, OK and warehouse facility in Wichita, KS	—	1,878	8,579	3,128	(89)	1,878	11,618	13,496	2,992	1954; 1975; 1984	Jan. 2014	24 yrs.
Industrial facilities in Fort Dodge, IA and Menomonie and Oconomowoc, WI	—	1,403	11,098	—	—	1,403	11,098	12,501	5,407	1996	Jan. 2014	16 yrs.
Industrial facility in Mesa, AZ	—	2,888	4,282	—	—	2,888	4,282	7,170	1,244	1991	Jan. 2014	27 yrs.
Industrial facility in North Amityville, NY	—	3,486	11,413	—	—	3,486	11,413	14,899	3,474	1981	Jan. 2014	26 yrs.
Industrial facility in Fort Collins, CO	—	821	7,236	—	—	821	7,236	8,057	1,745	1993	Jan. 2014	33 yrs.
Warehouse facility in Elk Grove Village, IL	—	4,037	7,865	—	—	4,037	7,865	11,902	784	1980	Jan. 2014	22 yrs.
Office facility in Washington, MI	—	4,085	7,496	—	—	4,085	7,496	11,581	1,812	1990	Jan. 2014	33 yrs.

W. P. Carey 2021 10-K – 118

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Office facility in Houston, TX	—	522	7,448	227	—	522	7,675	8,197	2,315	1999	Jan. 2014	27 yrs.
Industrial facilities in Conroe, Odessa, and Weimar, TX and industrial and office facility in Houston, TX	—	4,049	13,021	—	133	4,049	13,154	17,203	5,578	Various	Jan. 2014	12 - 22 yrs.
Education facility in Sacramento, CA	24,452	—	13,715	—	—	—	13,715	13,715	3,249	2005	Jan. 2014	34 yrs.
Industrial facility in Sankt Ingbert, Germany	—	2,226	17,460	—	814	2,318	18,182	20,500	904	1960	Jan. 2014	34 yrs.
Industrial facilities in City of Industry, CA; Chelmsford, MA; and Lancaster, TX	—	5,138	8,387	—	43	5,138	8,430	13,568	2,408	1969; 1974; 1984	Jan. 2014	27 yrs.
Office facility in Tinton Falls, NJ	—	1,958	7,993	725	—	1,958	8,718	10,676	2,171	2001	Jan. 2014	31 yrs.
Industrial facility in Woodland, WA	—	707	1,562	—	—	707	1,562	2,269	351	2009	Jan. 2014	35 yrs.
Warehouse facilities in Gyál and Herceghalom, Hungary	—	14,601	21,915	—	(6,133)	12,148	18,235	30,383	7,070	2002; 2004	Jan. 2014	21 yrs.
Industrial facility in Windsor, CT	—	453	637	3,422	(83)	453	3,976	4,429	569	1999	Jan. 2014	33 yrs.
Industrial facility in Aurora, CO	—	574	3,999	—	—	574	3,999	4,573	807	2012	Jan. 2014	40 yrs.
Office facility in Chandler, AZ	—	5,318	27,551	105	—	5,318	27,656	32,974	6,221	2000	Mar. 2014	40 yrs.
Warehouse facility in University Park, IL	—	7,962	32,756	221	—	7,962	32,977	40,939	7,187	2008	May 2014	40 yrs.
Office facility in Stavanger, Norway	—	10,296	91,744	—	(30,175)	7,321	64,544	71,865	12,102	1975	Aug. 2014	40 yrs.
Laboratory facility in Westborough, MA	—	3,409	37,914	53,065	—	3,409	90,979	94,388	10,458	1992	Aug. 2014	40 yrs.
Office facility in Andover, MA	—	3,980	45,120	323	—	3,980	45,443	49,423	8,723	2013	Oct. 2014	40 yrs.
Office facility in Newport, United Kingdom	—	—	22,587	—	(3,654)	—	18,933	18,933	3,460	2014	Oct. 2014	40 yrs.
Industrial facility in Lewisburg, OH	—	1,627	13,721	—	—	1,627	13,721	15,348	2,757	2014	Nov. 2014	40 yrs.
Industrial facility in Opole, Poland	—	2,151	21,438	—	(2,102)	1,960	19,527	21,487	4,035	2014	Dec. 2014	38 yrs.
Office facilities located throughout Spain	—	51,778	257,624	10	(22,516)	50,911	235,985	286,896	43,111	Various	Dec. 2014	Various
Retail facilities located throughout the United Kingdom	—	66,319	230,113	277	(43,800)	56,372	196,537	252,909	45,277	Various	Jan. 2015	20 - 40 yrs.
Warehouse facility in Rotterdam, Netherlands	—	—	33,935	20,767	232	—	54,934	54,934	7,608	2014	Feb. 2015	40 yrs.
Retail facility in Bad Fischau, Austria	—	2,855	18,829	—	1,108	3,001	19,791	22,792	3,888	1998	Apr. 2015	40 yrs.
Industrial facility in Oskarshamn, Sweden	—	3,090	18,262	—	(1,860)	2,821	16,671	19,492	2,997	2015	Jun. 2015	40 yrs.
Office facility in Sunderland, United Kingdom	—	2,912	30,140	—	(4,464)	2,518	26,070	28,588	4,843	2007	Aug. 2015	40 yrs.
Industrial facilities in Gersthofen and Senden, Germany and Leopoldsdorf, Austria	—	9,449	15,838	—	440	9,613	16,114	25,727	3,176	2008; 2010	Aug. 2015	40 yrs.
Net-lease hotels in Clive, IA; Baton Rouge, LA; St. Louis, MO; Greensboro, NC; Mount Laurel, NJ; and Fort Worth, TX	—	—	49,190	17,396	—	17,396	49,190	66,586	9,001	1988; 1989; 1990	Oct. 2015	38 - 40 yrs.

W. P. Carey 2021 10-K – 119

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail facilities in Almere, Amsterdam, Eindhoven, Houten, Nieuwegein, Utrecht, Veghel, and Zwaag, Netherlands	—	5,698	38,130	79	2,391	6,008	40,290	46,298	7,668	Various	Nov. 2015	30 - 40 yrs.
Office facility in Irvine, CA	—	7,626	16,137	—	—	7,626	16,137	23,763	2,552	1977	Dec. 2015	40 yrs.
Education facility in Windermere, FL	—	5,090	34,721	15,333	—	5,090	50,054	55,144	10,183	1998	Apr. 2016	38 yrs.
Industrial facilities located throughout the United States	—	66,845	87,575	65,400	(56,517)	49,680	113,623	163,303	24,613	Various	Apr. 2016	Various
Industrial facilities in North Dumfries and Ottawa, Canada	—	17,155	10,665	—	(17,990)	6,097	3,733	9,830	1,637	1967; 1974	Apr. 2016	28 yrs.
Education facilities in Coconut Creek, FL and Houston, TX	—	15,550	83,862	63,830	—	15,550	147,692	163,242	22,173	1979; 1984	May 2016	37 - 40 yrs.
Office facility in Southfield, MI and warehouse facilities in London, KY and Gallatin, TN	—	3,585	17,254	—	—	3,585	17,254	20,839	2,517	1969; 1987; 2000	Nov. 2016	35 - 36 yrs.
Industrial facilities in Brampton, Toronto, and Vaughan, Canada	—	28,759	13,998	—	—	28,759	13,998	42,757	2,433	Various	Nov. 2016	28 - 35 yrs.
Industrial facilities in Queretaro and San Juan del Rio, Mexico	—	5,152	12,614	—	—	5,152	12,614	17,766	1,785	Various	Dec. 2016	28 - 40 yrs.
Industrial facility in Chicago, IL	—	2,222	2,655	3,511	—	2,222	6,166	8,388	1,393	1985	Jun. 2017	30 yrs.
Industrial facility in Zawiercie, Poland	—	395	102	10,378	(316)	383	10,176	10,559	939	2018	Aug. 2017	40 yrs.
Office facility in Roseville, MN	—	2,560	16,025	141	—	2,560	16,166	18,726	1,872	2001	Nov. 2017	40 yrs.
Industrial facility in Radomsko, Poland	—	1,718	59	14,454	(501)	1,670	14,060	15,730	1,172	2018	Nov. 2017	40 yrs.
Warehouse facility in Sellersburg, IN	—	1,016	3,838	—	—	1,016	3,838	4,854	514	2000	Feb. 2018	36 yrs.
Retail and warehouse facilities in Appleton, Madison, and Waukesha, WI	—	5,512	61,230	—	—	5,465	61,277	66,742	7,161	1995; 2004	Mar. 2018	36 - 40 yrs.
Office and warehouse facilities located throughout Denmark	—	20,304	185,481	—	(4,177)	19,892	181,716	201,608	20,077	Various	Jun. 2018	25 - 41 yrs.
Retail facilities located throughout the Netherlands	—	38,475	117,127	—	(4,236)	37,428	113,938	151,366	14,011	Various	Jul. 2018	26 - 30 yrs.
Industrial facility in Oostburg, WI	—	786	6,589	—	—	786	6,589	7,375	1,023	2002	Jul. 2018	35 yrs.
Warehouse facility in Kampen, Netherlands	—	3,251	12,858	126	(363)	3,177	12,695	15,872	1,765	1976	Jul. 2018	26 yrs.
Warehouse facility in Azambuja, Portugal	—	13,527	35,631	28,067	(2,159)	13,235	61,831	75,066	5,284	1994	Sep. 2018	28 yrs.
Retail facilities in Amsterdam, Moordrecht, and Rotterdam, Netherlands	—	2,582	18,731	11,338	(142)	2,569	29,940	32,509	2,689	Various	Oct. 2018	27 - 37 yrs.
Office and warehouse facilities in Bad Wünnenberg and Soest, Germany	—	2,916	39,687	—	(251)	2,898	39,454	42,352	3,351	1982; 1986	Oct. 2018	40 yrs.
Industrial facility in Norfolk, NE	—	802	3,686	—	—	802	3,686	4,488	396	1975	Oct. 2018	40 yrs.
Education facility in Chicago, IL	—	7,720	17,266	—	(7,945)	5,113	11,928	17,041	1,459	1912	Oct. 2018	40 yrs.
Fitness facilities in Phoenix, AZ and Columbia, MD	—	18,286	33,030	—	—	18,286	33,030	51,316	2,778	2006	Oct. 2018	40 yrs.

W. P. Carey 2021 10-K – 120

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail facility in Gorzow, Poland	—	1,736	8,298	—	(59)	1,726	8,249	9,975	752	2008	Oct. 2018	40 yrs.
Industrial facilities in Sergeant Bluff, IA; Bossier City, LA; and Alvarado, TX	9,349	6,460	49,462	—	—	6,460	49,462	55,922	4,504	Various	Oct. 2018	40 yrs.
Industrial facility in Glendale Heights, IL	—	4,237	45,484	—	—	4,237	45,484	49,721	1,822	1991	Oct. 2018	38 yrs.
Industrial facilities in Mayodan, Sanford, and Stoneville, NC	—	3,505	20,913	—	—	3,505	20,913	24,418	1,438	1992; 1997; 1998	Oct. 2018	29 yrs.
Warehouse facility in Dillon, SC	—	3,424	43,114	—	—	3,424	43,114	46,538	3,926	2001	Oct. 2018	40 yrs.
Office facility in Birmingham, United Kingdom	—	7,383	7,687	—	650	7,702	8,018	15,720	667	2009	Oct. 2018	40 yrs.
Retail facilities located throughout Spain	—	17,626	44,501	—	(365)	17,523	44,239	61,762	3,795	Various	Oct. 2018	40 yrs.
Warehouse facility in Gadki, Poland	—	1,376	6,137	—	(44)	1,368	6,101	7,469	529	2011	Oct. 2018	40 yrs.
Office facility in The Woodlands, TX	—	1,697	52,289	—	—	1,697	52,289	53,986	4,243	2009	Oct. 2018	40 yrs.
Office facility in Hoffman Estates, IL	—	5,550	14,214	—	—	5,550	14,214	19,764	1,196	2009	Oct. 2018	40 yrs.
Warehouse facility in Zagreb, Croatia	—	15,789	33,287	—	(288)	15,696	33,092	48,788	4,167	2001	Oct. 2018	26 yrs.
Industrial facilities in Middleburg Heights and Union Township, OH	4,333	1,295	13,384	—	—	1,295	13,384	14,679	1,115	1990; 1997	Oct. 2018	40 yrs.
Retail facility in Las Vegas, NV	—	—	79,720	—	—	—	79,720	79,720	6,325	2012	Oct. 2018	40 yrs.
Industrial facilities located in Phoenix, AZ; Colton, Fresno, Los Angeles, Orange, Pomona, and San Diego, CA; Holly Hill and Safety Harbor, FL; Rockmart, GA; Durham, NC; Columbia, SC; Ooltewah, TN; and Dallas, TX	—	20,517	14,135	—	30,060	22,585	42,127	64,712	2,353	Various	Oct. 2018	40 yrs.
Warehouse facility in Bowling Green, KY	—	2,652	51,915	—	—	2,652	51,915	54,567	4,849	2011	Oct. 2018	40 yrs.
Warehouse facilities in Cannock, Liverpool, Luton, Plymouth, Southampton, and Taunton United Kingdom	—	6,791	2,315	—	393	7,084	2,415	9,499	225	Various	Oct. 2018	40 yrs.
Industrial facility in Evansville, IN	—	180	22,095	—	—	180	22,095	22,275	1,795	2009	Oct. 2018	40 yrs.
Office facilities in Tampa, FL	—	3,889	49,843	759	—	3,889	50,602	54,491	4,178	1985; 2000	Oct. 2018	40 yrs.
Warehouse facility in Elorrio, Spain	—	7,858	12,728	—	(120)	7,812	12,654	20,466	1,213	1996	Oct. 2018	40 yrs.
Industrial and office facilities in Elberton, GA	—	879	2,014	—	—	879	2,014	2,893	230	1997; 2002	Oct. 2018	40 yrs.
Office facility in Tres Cantos, Spain	53,571	24,344	39,646	—	(377)	24,200	39,413	63,613	3,397	2002	Oct. 2018	40 yrs.
Office facility in Hartland, WI	2,430	1,454	6,406	—	—	1,454	6,406	7,860	572	2001	Oct. 2018	40 yrs.
Retail facilities in Dugo Selo, Kutina, Samobor, Spansko, and Zagreb, Croatia	—	5,549	12,408	1,625	6,572	6,767	19,387	26,154	2,229	2000; 2002; 2003	Oct. 2018	26 yrs.
Office and warehouse facilities located throughout the United States	—	42,793	193,666	—	—	42,793	193,666	236,459	17,037	Various	Oct. 2018	40 yrs.

W. P. Carey 2021 10-K – 121

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse facilities in Breda, Elst, Gieten, Raalte, and Woerden, Netherlands	—	37,755	91,666	—	(761)	37,533	91,127	128,660	7,605	Various	Oct. 2018	40 yrs.
Warehouse facilities in Oxnard and Watsonville, CA	—	22,453	78,814	—	—	22,453	78,814	101,267	6,608	1975; 1994; 2002	Oct. 2018	40 yrs.
Retail facilities located throughout Italy	—	75,492	138,280	7,242	(2,107)	75,048	143,859	218,907	12,495	Various	Oct. 2018	40 yrs.
Land in Hudson, NY	—	2,405	—	—	—	2,405	—	2,405	—	N/A	Oct. 2018	N/A
Office facility in Houston, TX	—	2,136	2,344	—	—	2,136	2,344	4,480	229	1982	Oct. 2018	40 yrs.
Office facility in Martinsville, VA	—	1,082	8,108	—	—	1,082	8,108	9,190	722	2011	Oct. 2018	40 yrs.
Land in Chicago, IL	—	9,887	—	—	—	9,887	—	9,887	—	N/A	Oct. 2018	N/A
Industrial facility in Fraser, MI	—	1,346	9,551	—	—	1,346	9,551	10,897	824	2012	Oct. 2018	40 yrs.
Net-lease self-storage facilities located throughout the United States	—	19,583	108,971	—	—	19,583	108,971	128,554	9,785	Various	Oct. 2018	40 yrs.
Warehouse facility in Middleburg Heights, OH	—	542	2,507	—	—	542	2,507	3,049	209	2002	Oct. 2018	40 yrs.
Net-lease self-storage facility in Fort Worth, TX	—	691	6,295	—	—	691	6,295	6,986	578	2004	Oct. 2018	40 yrs.
Retail facilities in Delnice, Pozega, and Sesvete, Croatia	—	5,519	9,930	1,291	(251)	5,486	11,003	16,489	1,360	2011	Oct. 2018	27 yrs.
Office facilities in Eagan and Virginia, MN	—	16,302	91,239	—	(722)	15,954	90,865	106,819	7,988	Various	Oct. 2018	40 yrs.
Retail facility in Orlando, FL	—	6,262	25,134	430	—	6,371	25,455	31,826	2,046	2011	Oct. 2018	40 yrs.
Industrial facility in Avon, OH	—	1,447	5,564	—	—	1,447	5,564	7,011	503	2001	Oct. 2018	40 yrs.
Industrial facility in Chimelow, Poland	—	6,158	28,032	—	(201)	6,122	27,867	33,989	2,420	2012	Oct. 2018	40 yrs.
Net-lease self-storage facility in Fayetteville, NC	—	1,839	4,654	—	—	1,839	4,654	6,493	545	2001	Oct. 2018	40 yrs.
Retail facilities in Huntsville, AL; Bentonville, AR; Bossier City, LA; Lee's Summit, MO; Fayetteville, TN, and Fort Worth, TX	—	19,529	42,318	—	—	19,529	42,318	61,847	3,718	Various	Oct. 2018	40 yrs.
Education facilities in Montgomery, AL and Savannah, GA	13,061	5,508	12,032	—	—	5,508	12,032	17,540	1,045	1969; 2002	Oct. 2018	40 yrs.
Office facilities in St. Louis, MO	—	1,297	5,362	7,951	—	1,836	12,774	14,610	1,041	1995; 1999	Oct. 2018; Aug. 2021	40 yrs.
Office and warehouse facility in Zary, PL	—	2,062	10,034	—	(71)	2,050	9,975	12,025	888	2013	Oct. 2018	40 yrs.
Industrial facilities in San Antonio, TX and Sterling, VA	—	3,198	23,981	78,727	—	7,228	98,678	105,906	4,792	1980; 2020	Oct. 2018; Dec. 2018	40 yrs.
Industrial facility in Elk Grove Village, IL	—	5,511	10,766	2	—	5,511	10,768	16,279	914	1961	Oct. 2018	40 yrs.
Industrial facility in Portage, WI	4,052	3,450	7,797	—	—	3,450	7,797	11,247	746	1970	Oct. 2018	40 yrs.
Office facility in Warrenville, IL	—	3,662	23,711	—	—	3,662	23,711	27,373	1,987	2002	Oct. 2018	40 yrs.
Warehouse facility in Saitama Prefecture, Japan	—	13,507	25,301	5,778	(6,369)	12,641	25,576	38,217	1,995	2007	Oct. 2018	40 yrs.

W. P. Carey 2021 10-K – 122

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail facility in Dallas, TX	—	2,977	16,168	—	—	2,977	16,168	19,145	1,316	1913	Oct. 2018	40 yrs.
Office facility in Houston, TX	—	23,161	104,266	919	—	23,161	105,185	128,346	8,465	1973	Oct. 2018	40 yrs.
Retail facilities located throughout Croatia	—	9,000	13,002	1,415	(4,722)	7,757	10,938	18,695	1,214	Various	Oct. 2018	29 - 37 yrs.
Office facility in Northbrook, IL	—	—	493	—	—	—	493	493	156	2007	Oct. 2018	40 yrs.
Education facilities in Chicago, IL	—	18,510	163	—	(11,855)	6,744	74	6,818	33	2014; 2015	Oct. 2018	40 yrs.
Warehouse facility in Dillon, SC	—	3,516	44,933	—	—	3,516	44,933	48,449	4,061	2013	Oct. 2018	40 yrs.
Net-lease self-storage facilities in New York City, NY	—	29,223	77,202	414	—	29,223	77,616	106,839	6,203	Various	Oct. 2018	40 yrs.
Net-lease self-storage facility in Hilo, HI	—	769	12,869	—	—	769	12,869	13,638	1,034	2007	Oct. 2018	40 yrs.
Net-lease self-storage facility in Clearwater, FL	—	1,247	5,733	—	—	1,247	5,733	6,980	525	2001	Oct. 2018	40 yrs.
Warehouse facilities in Gadki, Poland	—	10,422	47,727	57	(341)	10,361	47,504	57,865	4,183	2007; 2010	Oct. 2018	40 yrs.
Net-lease self-storage facility in Orlando, FL	—	1,070	8,686	—	—	1,070	8,686	9,756	749	2000	Oct. 2018	40 yrs.
Retail facility in Lewisville, TX	—	3,485	11,263	—	—	3,485	11,263	14,748	955	2004	Oct. 2018	40 yrs.
Industrial facility in Wageningen, Netherlands	—	5,227	18,793	—	142	5,197	18,965	24,162	1,645	2013	Oct. 2018	40 yrs.
Office facility in Haibach, Germany	7,920	1,767	12,229	—	(6,885)	850	6,261	7,111	893	1993	Oct. 2018	40 yrs.
Net-lease self-storage facility in Palm Coast, FL	—	1,994	4,982	—	—	1,994	4,982	6,976	536	2001	Oct. 2018	40 yrs.
Office facility in Auburn Hills, MI	—	1,910	6,773	—	—	1,910	6,773	8,683	586	2012	Oct. 2018	40 yrs.
Net-lease self-storage facility in Holiday, FL	—	1,730	4,213	—	—	1,730	4,213	5,943	441	1975	Oct. 2018	40 yrs.
Office facility in Tempe, AZ	13,661	—	19,533	—	—	—	19,533	19,533	1,635	2000	Oct. 2018	40 yrs.
Office facility in Tucson, AZ	—	2,448	17,353	—	—	2,448	17,353	19,801	1,472	2002	Oct. 2018	40 yrs.
Industrial facility in Drunen, Netherlands	—	2,316	9,370	—	(68)	2,303	9,315	11,618	787	2014	Oct. 2018	40 yrs.
Industrial facility New Concord, OH	1,306	958	2,309	—	—	958	2,309	3,267	238	1999	Oct. 2018	40 yrs.
Office facility in Krakow, Poland	—	2,381	6,212	—	(50)	2,367	6,176	8,543	526	2003	Oct. 2018	40 yrs.
Retail facility in Gelsenkirchen, Germany	12,215	2,178	17,097	—	(113)	2,165	16,997	19,162	1,432	2000	Oct. 2018	40 yrs.
Warehouse facilities in Mszczonow and Tomaszow Mazowiecki, Poland	—	8,782	53,575	—	(367)	8,730	53,260	61,990	4,862	1995; 2000	Oct. 2018	40 yrs.
Office facility in Plymouth, MN	—	2,871	26,353	456	—	2,871	26,809	29,680	2,245	1999	Oct. 2018	40 yrs.
Office facility in San Antonio, TX	—	3,094	16,624	—	—	3,094	16,624	19,718	1,419	2002	Oct. 2018	40 yrs.
Warehouse facility in Sered, Slovakia	—	3,428	28,005	—	(185)	3,408	27,840	31,248	2,369	2004	Oct. 2018	40 yrs.
Industrial facility in Tuchomerice, Czech Republic	—	7,864	27,006	—	(205)	7,818	26,847	34,665	2,255	1998	Oct. 2018	40 yrs.
Office facility in Warsaw, Poland	34,427	—	44,990	—	(265)	—	44,725	44,725	3,664	2015	Oct. 2018	40 yrs.

W. P. Carey 2021 10-K – 123

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse facility in Kaunas, Lithuania	37,507	10,199	47,391	—	(339)	10,139	47,112	57,251	4,053	2008	Oct. 2018	40 yrs.
Net-lease student housing facility in Jacksonville, FL	11,686	906	17,020	—	—	906	17,020	17,926	1,394	2015	Oct. 2018	40 yrs.
Warehouse facilities in Houston, TX	—	791	1,990	—	—	791	1,990	2,781	178	1972	Oct. 2018	40 yrs.
Office facility in Oak Creek, WI	—	2,858	11,055	—	—	2,858	11,055	13,913	995	2000	Oct. 2018	40 yrs.
Warehouse facilities in Shelbyville, IN; Kalamazoo, MI; Tiffin, OH; Andersonville, TN; and Millwood, WV	—	2,868	37,571	—	—	2,868	37,571	40,439	3,440	Various	Oct. 2018	40 yrs.
Warehouse facility in Perrysburg, OH	—	806	11,922	—	—	806	11,922	12,728	1,127	1974	Oct. 2018	40 yrs.
Warehouse facility in Dillon, SC	—	620	46,319	434	—	620	46,753	47,373	3,253	2019	Oct. 2018	40 yrs.
Warehouse facility in Zabia Wola, Poland	15,973	4,742	23,270	5,636	(166)	4,715	28,767	33,482	2,388	1999	Oct. 2018	40 yrs.
Office facility in Buffalo Grove, IL	—	2,224	6,583	—	—	2,224	6,583	8,807	569	1992	Oct. 2018	40 yrs.
Warehouse facilities in McHenry, IL	—	5,794	21,141	—	—	5,794	21,141	26,935	2,665	1990; 1999	Dec. 2018	27 - 28 yrs.
Industrial facilities in Chicago, Cortland, Forest View, Morton Grove, and Northbrook, IL and Madison and Monona, WI	—	23,267	9,166	—	—	23,267	9,166	32,433	1,091	Various	Dec. 2018; Dec. 2019	35 - 40 yrs.
Warehouse facility in Kilgore, TX	—	3,002	36,334	14,096	(6)	3,002	50,424	53,426	4,023	2007	Dec. 2018	37 yrs.
Industrial facility in San Luis Potosi, Mexico	—	2,787	12,945	—	—	2,787	12,945	15,732	1,149	2009	Dec. 2018	39 yrs.
Industrial facility in Legnica, Poland	—	995	9,787	6,007	(116)	988	15,685	16,673	1,510	2002	Dec. 2018	29 yrs.
Industrial facility in Meru, France	—	4,231	14,731	8	(85)	4,212	14,673	18,885	1,669	1997	Dec. 2018	29 yrs.
Education facility in Portland, OR	—	2,396	23,258	4,218	—	2,396	27,476	29,872	2,401	2006	Feb. 2019	40 yrs.
Office facility in Morrisville, NC	—	2,374	30,140	2,172	—	2,374	32,312	34,686	2,476	1998	Mar. 2019	40 yrs.
Warehouse facility in Inwood, WV	—	3,265	36,692	—	—	3,265	36,692	39,957	2,804	2000	Mar. 2019	40 yrs.
Industrial facility in Hurricane, UT	—	1,914	37,279	—	—	1,914	37,279	39,193	2,694	2011	Mar. 2019	40 yrs.
Industrial facility in Bensenville, IL	—	8,640	4,948	—	300	8,940	4,948	13,888	574	1981	Mar. 2019	40 yrs.
Industrial facility in Katowice, Poland	—	—	764	15,163	471	—	16,398	16,398	859	2019	Apr. 2019	40 yrs.
Industrial facilities in Westerville, OH and North Wales, PA	—	1,545	6,508	—	—	1,545	6,508	8,053	564	1960; 1997	May 2019	40 yrs.
Industrial facilities in Fargo, ND; Norristown, PA; and Atlanta, TX	—	1,616	5,589	—	—	1,616	5,589	7,205	590	Various	May 2019	40 yrs.
Industrial facilities in Chihuahua and Juarez, Mexico	—	3,426	7,286	—	—	3,426	7,286	10,712	696	1983; 1986; 1991	May 2019	40 yrs.
Warehouse facility in Statesville, NC	—	1,683	13,827	—	—	1,683	13,827	15,510	1,072	1979	Jun. 2019	40 yrs.
Industrial facilities in Searcy, AR and Conestoga, PA	—	4,290	51,410	11,027	—	4,678	62,049	66,727	4,273	1950; 1951	Jun. 2019; Apr. 2021	40 yrs.
Industrial facilities in Hartford and Milwaukee, WI	—	1,471	21,293	—	—	1,471	21,293	22,764	1,565	1964; 1992; 1993	Jul. 2019	40 yrs.
Industrial facilities in Brockville and Prescott, Canada	—	2,025	9,519	—	—	2,025	9,519	11,544	702	1955; 1995	Jul. 2019	40 yrs.

W. P. Carey 2021 10-K – 124

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Dordrecht, Netherlands	—	3,233	10,954	—	428	3,335	11,280	14,615	655	1986	Sep. 2019	40 yrs.
Industrial facilities in York, PA and Lexington, SC	—	4,155	22,930	—	—	4,155	22,930	27,085	1,799	1968; 1971	Oct. 2019	40 yrs.
Industrial facility in Queretaro, Mexico	—	2,851	12,748	—	(3)	2,851	12,745	15,596	903	1999	Oct. 2019	40 yrs.
Office facility in Dearborn, MI	—	1,431	5,402	—	—	1,431	5,402	6,833	393	2002	Oct. 2019	40 yrs.
Industrial facilities in Houston, TX and Metairie, LA and office facilities in Houston, TX and Mason, OH	—	6,130	24,981	2,145	—	6,130	27,126	33,256	1,649	Various	Nov. 2019	40 yrs.
Industrial facility in Pardubice, Czech Republic	—	1,694	8,793	436	276	1,741	9,458	11,199	534	1970	Nov. 2019	40 yrs.
Warehouse facilities in Brabrand, Denmark and Arlandastad, Sweden	—	6,499	27,899	42	1,503	6,803	29,140	35,943	1,691	2012; 2017	Nov. 2019	40 yrs.
Retail facility in Hamburg, PA	—	4,520	34,167	—	—	4,520	34,167	38,687	1,996	2003	Dec. 2019	40 yrs.
Warehouse facility in Charlotte, NC	—	6,481	82,936	—	—	6,481	82,936	89,417	4,782	1995	Dec. 2019	40 yrs.
Warehouse facility in Buffalo Grove, IL	—	3,287	10,167	—	—	3,287	10,167	13,454	802	1987	Dec. 2019	40 yrs.
Industrial facility in Hvidovre, Denmark	—	1,931	4,243	—	100	1,971	4,303	6,274	311	2007	Dec. 2019	40 yrs.
Warehouse facility in Huddersfield, United Kingdom	—	8,659	29,752	—	799	8,839	30,371	39,210	1,612	2005	Dec. 2019	40 yrs.
Warehouse facility in Newark, United Kingdom	—	21,869	74,777	—	2,521	22,439	76,728	99,167	3,810	2006	Jan. 2020	40 yrs.
Industrial facility in Langen, Germany	—	14,160	7,694	32,169	(3,028)	13,232	37,763	50,995	856	2021	Jan. 2020	40 yrs.
Industrial facility in Aurora, OR	—	2,914	21,459	—	(5,000)	2,914	16,459	19,373	797	1976	Jan. 2020	40 yrs.
Warehouse facility in Vojens, Denmark	—	1,031	8,784	—	293	1,062	9,046	10,108	434	2020	Jan. 2020	40 yrs.
Office facility in Kitzingen, Germany	—	4,812	41,125	—	(526)	4,758	40,653	45,411	1,844	1967	Mar. 2020	40 yrs.
Warehouse facility in Knoxville, TN	—	2,455	47,446	—	—	2,455	47,446	49,901	1,802	2020	Jun. 2020	40 yrs.
Industrial facilities in Bluffton and Plymouth, IN; and Lawrence, KS	—	674	33,519	20,542	—	1,064	53,671	54,735	1,099	1981; 2014; 2021	Sep 2020; Dec. 2021	40 yrs.
Industrial facility in Huntley, IL	—	5,260	26,617	—	—	5,260	26,617	31,877	835	1996	Sep. 2020	40 yrs.
Industrial facilities in Winter Haven, FL; Belvedere, IL; and Fayetteville, NC	—	8,232	31,745	—	—	8,232	31,745	39,977	969	1954; 1984; 1997	Oct. 2020	40 yrs.
Retail facilities located throughout Spain	—	34,216	57,151	—	(2,906)	33,128	55,333	88,461	1,621	Various	Oct. 2020	40 yrs.
Warehouse facility in Little Canada, MN	—	3,384	23,422	—	—	3,384	23,422	26,806	686	1987	Oct. 2020	40 yrs.
Warehouse facility in Hurricane, UT	—	5,154	22,893	—	—	5,154	22,893	28,047	610	2005	Dec. 2020	40 yrs.
Industrial facilities in Bethlehem, PA and Waco, TX	—	4,673	19,111	—	—	4,673	19,111	23,784	507	Various	Dec. 2020	40 yrs.

W. P. Carey 2021 10-K – 125

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities in St. Charles, MO and Green Bay, WI	—	2,966	20,055	—	—	2,966	20,055	23,021	521	1981; 2009	Dec. 2020	40 yrs.
Industrial facilities in Pleasanton, KS; Savage, MN; Grove City, OH; and Mahanoy City, PA	—	7,717	21,569	—	—	7,717	21,569	29,286	539	Various	Dec. 2020	40 yrs.
Outdoor advertising in Fort Washington, Huntington Valley, and West Chester, PA	—	—	492	—	—	—	492	492	11	2011; 2014; 2016	Jan. 2021	40 yrs.
Warehouse facilities in Grove City, OH and Anderson, SC	—	1,415	15,151	—	—	1,415	15,151	16,566	346	1995; 2001	Feb. 2021	40 yrs.
Office and retail facilities in NJ and PA	—	17,537	25,987	—	—	17,537	25,987	43,524	577	Various	Feb. 2021	40 yrs.
Land and warehouse facilities in CA	—	8,513	45,669	6	—	8,516	45,672	54,188	1,017	Various	Feb. 2021	40 yrs.
Retail facilities in France	—	15,954	104,578	—	(4,310)	15,384	100,838	116,222	1,899	1968; 1981; 1983	Apr. 2021	40 yrs.
Warehouse facility in Detroit, MI	—	3,625	47,743	—	—	3,625	47,743	51,368	814	1991	Apr. 2021	40 yrs.
Warehouse facility in Solihull, United Kingdom	—	42,137	123,315	—	(4,479)	40,996	119,977	160,973	1,989	2021	May 2021	40 yrs.
Net-lease student housing facility in New Rochelle, NY	—	3,617	21,590	—	—	3,617	21,590	25,207	356	2018	May 2021	40 yrs.
Industrial facility in Groveport, OH	—	—	26,639	—	—	—	26,639	26,639	440	1982	May 2021	40 yrs.
Industrial facility in Dakota, IL	—	1,970	50,369	—	—	1,970	50,369	52,339	807	1978	May 2021	40 yrs.
Industrial facility in San Jose, CA	—	12,808	31,714	—	—	12,808	31,714	44,522	506	1984	May 2021	40 yrs.
Warehouse facility in Opelika, AL	—	2,115	39,980	—	—	2,115	39,980	42,095	570	2005	Jun. 2021	40 yrs.
Warehouse facilities in Elk Grove Village and Niles, IL; and Guelph, Canada	—	12,932	25,096	—	—	12,932	25,096	38,028	354	1962; 1976; 1983	Jun. 2021	40 yrs.
Warehouse facility in Rome, NY	—	1,480	47,781	—	—	1,480	47,781	49,261	671	2021	Jun. 2021	40 yrs.
Warehouse facility in Frankfort, IN	—	5,423	95,915	—	—	5,423	95,915	101,338	841	2015	Aug. 2021	40 yrs.
Warehouse facility in Rogers, MN	—	1,871	20,959	—	—	1,871	20,959	22,830	164	2005	Sep. 2021	40 yrs.
Industrial facilities in Chattanooga, TN	—	4,859	29,302	—	—	4,859	29,302	34,161	149	2006; 2017	Oct. 2021	40 yrs.
Warehouse facility in Mankato, MN	—	2,979	11,619	—	—	2,979	11,619	14,598	40	1976	Nov. 2021	40 yrs.
Retail facilities in Denmark	—	2,695	38,428	—	255	2,711	38,667	41,378	66	Various	Dec. 2021	40 yrs.
Retail facilities in Poland	—	15,110	47,511	—	356	15,196	47,781	62,977	56	Various	Dec. 2021	40 yrs.
Industrial facility in Cary, IL	—	4,568	31,977	—	—	4,568	31,977	36,545	9	1975	Dec. 2021	40 yrs.
Retail facilities in the Netherlands	—	9,342	32,770	—	86	9,361	32,837	42,198	—	Various	Dec. 2021	40 yrs.
Outdoor advertising in Pennsauken, NJ	—	1,025	397	—	—	1,025	397	1,422	—	Various	Dec. 2021	40 yrs.
	$349,800	$2,303,743	$9,077,373	$844,244	$(548,175)	$2,151,327	$9,525,858	$11,677,185	$1,448,020

W. P. Carey 2021 10-K – 126

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Direct Financing Method
Industrial facilities in Irving and Houston, TX	$—	$—	$27,599	$—	$(4,168)	$23,431	1978	Jan. 1998
Retail facility in Freehold, NJ	2,986	—	17,067	—	(379)	16,688	2004	Sep. 2012
Office facilities in Corpus Christi, Odessa, San Marcos, and Waco, TX	1,326	2,089	14,211	—	(1,338)	14,962	1969; 1996; 2000	Sep. 2012
Retail facilities located throughout Germany	—	28,734	145,854	5,582	(57,048)	123,122	Various	Sep. 2012
Warehouse facility in Brierley Hill, United Kingdom	—	2,147	12,357	—	(1,175)	13,329	1996	Sep. 2012
Retail facilities in El Paso and Fabens, TX	—	4,777	17,823	—	(85)	22,515	Various	Jan. 2014
Industrial facility in Dallas, TX	—	3,190	10,010	—	40	13,240	1968	Jan. 2014
Industrial facility in Eagan, MN	—	—	11,548	—	(532)	11,016	1975	Jan. 2014
Retail facility in Gronau, Germany	—	281	4,401	—	(786)	3,896	1989	Jan. 2014
Industrial and warehouse facility in Newbridge, United Kingdom	9,515	6,851	22,868	—	(7,560)	22,159	1998	Jan. 2014
Industrial facility in Mount Carmel, IL	—	135	3,265	—	(247)	3,153	1896	Jan. 2014
Retail facility in Vantaa, Finland	—	5,291	15,522	—	(3,496)	17,317	2004	Jan. 2014
Retail facility in Linköping, Sweden	—	1,484	9,402	—	(3,073)	7,813	2004	Jan. 2014
Industrial facility in Calgary, Canada	—	—	7,076	—	(850)	6,226	1965	Jan. 2014
Industrial facilities in Kearney, MO; Fair Bluff, NC; York, NE; Walbridge, OH; Middlesex Township, PA; Rocky Mount, VA; and Martinsburg, WV	—	5,780	40,860	—	(561)	46,079	Various	Jan. 2014
Industrial facility in Göppingen, Germany	—	10,717	60,120	—	(16,093)	54,744	1930	Jan. 2014
Industrial and office facility in Nagold, Germany	—	4,553	17,675	—	(131)	22,097	1994	Oct. 2018
Warehouse facilities in Bristol, Leeds, Liverpool, Luton, Newport, Plymouth, and Southampton, United Kingdom	—	1,062	23,087	—	951	25,100	Various	Oct. 2018
Warehouse facility in Gieten, Netherlands	—	—	15,258	—	(138)	15,120	1985	Oct. 2018
Warehouse facility in Oxnard, CA	—	—	10,960	—	(995)	9,965	1975	Oct. 2018
Industrial facilities in Bartow, FL; Momence, IL; Smithfield, NC; Hudson, NY; and Ardmore, OK	—	4,454	87,030	—	2,496	93,980	Various	Oct. 2018
Industrial facility in Countryside, IL	—	563	1,457	—	34	2,054	1981	Oct. 2018
Industrial facility in Clarksville, TN	3,225	1,680	10,180	—	(82)	11,778	1998	Oct. 2018
Industrial facility in Bluffton, IN	1,672	503	3,407	—	(32)	3,878	1975	Oct. 2018
Warehouse facility in Houston, TX	—	—	5,977	—	(94)	5,883	1972	Oct. 2018
Less: allowance for credit losses					(17,340)	(17,340)
	$18,724	$84,291	$595,014	$5,582	$(112,682)	$572,205

W. P. Carey 2021 10-K – 127

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(in thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Land, Buildings and Improvements Attributable to Operating Properties – Hotels
Bloomington, MN	$—	$3,810	$29,126	$3,622	$6,182	$(247)	$3,874	$31,199	$7,420	$42,493	$12,899	2008	Jan. 2014	34 yrs.
Land, Buildings and Improvements Attributable to Operating Properties – Self-Storage Facilities
Loves Park, IL	—	1,412	4,853	—	35	—	1,412	4,862	26	6,300	588	1997	Oct. 2018	40 yrs.
Cherry Valley, IL	—	1,339	4,160	—	3	—	1,339	4,160	3	5,502	486	1988	Oct. 2018	40 yrs.
Rockford, IL	—	695	3,873	—	26	—	695	3,890	9	4,594	413	1979	Oct. 2018	40 yrs.
Rockford, IL	—	87	785	—	—	—	87	785	—	872	75	1979	Oct. 2018	40 yrs.
Rockford, IL	—	454	4,724	—	12	—	454	4,733	3	5,190	414	1957	Oct. 2018	40 yrs.
Peoria, IL	—	444	4,944	—	238	—	443	5,164	19	5,626	625	1990	Oct. 2018	40 yrs.
East Peoria, IL	—	268	3,290	—	92	—	268	3,374	8	3,650	397	1986	Oct. 2018	40 yrs.
Loves Park, IL	—	721	2,973	—	17	—	721	2,990	—	3,711	325	1978	Oct. 2018	40 yrs.
Winder, GA	—	338	1,310	—	65	—	338	1,353	22	1,713	161	2006	Oct. 2018	40 yrs.
Winder, GA	—	821	3,180	—	21	—	821	3,190	11	4,022	367	2001	Oct. 2018	40 yrs.
	$—	$10,389	$63,218	$3,622	$6,691	$(247)	$10,452	$65,700	$7,521	$83,673	$16,750
__________
(a)Consists of the cost of improvements subsequent to acquisition and acquisition costs, including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs, and other related professional fees. For business combinations, transaction costs are excluded.
(b)The increase (decrease) in net investment was primarily due to (i) sales of properties, (ii) impairment charges, (iii) changes in foreign currency exchange rates, (iv) allowances for credit loss (Note 5), (v) reclassifications from net investments in direct financing leases to real estate subject to operating leases, and (vi) the amortization of unearned income from net investments in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received.
(c)Excludes (i) gross lease intangible assets of $3.1 billion and the related accumulated amortization of $1.4 billion, (ii) gross lease intangible liabilities of $289.2 million and the related accumulated amortization of $105.9 million, (iii) sale-leasebacks classified as loans receivable of $217.2 million, (iv) secured loans receivable of $24.1 million (as disclosed in Schedule IV – Mortgage Loans on Real Estate), (v) assets held for sale, net of $8.3 million, and (vi) real estate under construction of $114.5 million.
(d)A reconciliation of real estate and accumulated depreciation follows:

W. P. Carey 2021 10-K – 128

W. P. CAREY INC.
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Land, Buildings and Improvements Subject to Operating Leases
	Years Ended December 31,
	2021	2020	2019
Beginning balance	$10,736,752	$9,703,504	$8,717,612
Acquisitions	1,144,757	555,032	610,381
Foreign currency translation adjustment	(267,018)	290,559	(37,032)
Reclassification from real estate under construction	86,179	176,211	122,519
Dispositions	(80,129)	(167,671)	(90,488)
Reclassification from direct financing leases	76,929	183,789	76,934
Impairment charges	(24,246)	(26,343)	(1,345)
Capital improvements	14,589	35,722	18,860
Reclassification to assets held for sale	(10,628)	(14,051)	—
Reclassification from operating properties	—	—	291,750
CPA:17 Merger measurement period adjustments	—	—	(5,687)
Ending balance	$11,677,185	$10,736,752	$9,703,504

	Reconciliation of Accumulated Depreciation for Land, Buildings and Improvements Subject to Operating Leases
	Years Ended December 31,
	2021	2020	2019
Beginning balance	$1,206,912	$950,452	$724,550
Depreciation expense	286,347	259,337	232,927
Foreign currency translation adjustment	(25,298)	24,764	(916)
Dispositions	(17,582)	(24,786)	(6,109)
Reclassification to assets held for sale	(2,359)	(2,855)	—
Ending balance	$1,448,020	$1,206,912	$950,452

	Reconciliation of Land, Buildings and Improvements Attributable to Operating Properties
	Years Ended December 31,
	2021	2020	2019
Beginning balance	$83,476	$83,083	$466,050
Capital improvements	197	393	1,853
Reclassification to operating leases	—	—	(291,750)
Reclassification to assets held for sale	—	—	(94,078)
Reclassification from real estate under construction	—	—	1,008
Ending balance	$83,673	$83,476	$83,083

	Reconciliation of Accumulated Depreciation for Land, Buildings and Improvements Attributable to Operating Properties
	Years Ended December 31,
	2021	2020	2019
Beginning balance	$14,004	$11,241	$10,234
Depreciation expense	2,746	2,763	2,553
Reclassification to assets held for sale	—	—	(1,546)
Ending balance	$16,750	$14,004	$11,241

At December 31, 2021, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $13.9 billion.

W. P. Carey 2021 10-K – 129

W. P. CAREY INC.
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2021
(dollars in thousands)

	Interest Rate	Final Maturity Date	Carrying Amount
Description
Financing agreement — retail facility	7.5%	Mar. 2025	$12,893
Financing agreement — observation wheel	7.5%	Mar. 2022	11,250
			$24,143

	Reconciliation of Mortgage Loans on Real Estate
	Years Ended December 31,
	2021	2020	2019
Beginning balance	$24,143	$47,737	$57,737
Allowance for credit losses (Note 5)	—	(12,594)	—
Repayments	—	(11,000)	(10,000)
Ending balance	$24,143	$24,143	$47,737

W. P. Carey 2021 10-K – 130

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2021 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, at December 31, 2021, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and in connection therewith, PricewaterhouseCoopers LLP has issued an attestation report on the Company’s effectiveness of internal controls over financial reporting as of December 31, 2021, as stated in their report in Item 8.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

W. P. Carey 2021 10-K – 131

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

W. P. Carey 2021 10-K – 132

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

W. P. Carey 2021 10-K – 133

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) and (2) — Financial statements and schedules: see index to financial statements and schedules included in Item 8.

(3) Exhibits:

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 16, 2017
3.2	Fifth Amended and Restated Bylaws of W. P. Carey Inc.	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 16, 2017
4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
4.2	Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 14, 2014
4.3	First Supplemental Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 14, 2014
4.4	Form of Global Note Representing $500,000,000 Aggregate Principal Amount of 4.60% Senior Notes due 2024	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 14, 2014
4.5	Third Supplemental Indenture, dated January 26, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 26, 2015
4.6	Form of Note representing $450 Million Aggregate Principal Amount of 4.000% Senior Notes due 2025	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 26, 2015
4.7	Fourth Supplemental Indenture, dated as of September 12, 2016, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 12, 2016
4.8	Form of Note representing $350 Million Aggregate Principal Amount of 4.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 12, 2016
4.9	Indenture, dated as of November 8, 2016, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Automatic shelf registration statement on Form S-3 (File No. 333-233159) filed August 9, 2019
4.10	First Supplemental Indenture, dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 19, 2017

W. P. Carey 2021 10-K – 134

Exhibit No.	Description	Method of Filing
4.11	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2024	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 19, 2017
4.12	Second Supplemental Indenture dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 6, 2018
4.13	Form of Note representing €500 Million Aggregate Principal Amount of 2.125% Senior Notes due 2027	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 6, 2018
4.14	Third Supplemental Indenture dated as of October 9, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed October 9, 2018
4.15	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 9, 2018
4.16	Fifth Supplemental Indenture, dated June 14, 2019, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 10-Q filed August 2, 2019
4.17	Form of Note representing $325 Million Aggregate Principal Amount of 3.850% Senior Notes due 2029	Incorporated by reference to Exhibit 4.2 to Current Report on Form 10-Q filed August 2, 2019
4.18	Fourth Supplemental Indenture, dated as of September 19, 2019, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 19, 2019
4.19	Form of Note representing €500 Million Aggregate Principal Amount of 1.350% Senior Notes due 2028	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed September 19, 2019
4.20	Description of Securities Registered under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.22 to Annual Report on Form 10-K for the year ended December 31, 2019 filed February 21, 2020
4.21	Sixth Supplemental Indenture, dated October 14, 2020, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 14, 2020
4.22	Form of Note representing $500 Million Aggregate Principal Amount of 2.400% Senior Notes due 2031	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed October 14, 2020
4.23	Seventh Supplemental Indenture, dated February 25, 2021, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 25, 2021
4.24	Form of Note representing $425 Million Aggregate Principal Amount of 2.250% Senior Notes Due 2033	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 25, 2021
4.25	Fifth Supplemental Indenture dated as of March 8, 2021, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 8, 2021

W. P. Carey 2021 10-K – 135

Exhibit No.	Description	Method of Filing
4.26	Form of Note representing €525 Million Aggregate Principal Amount of 0.950% Senior Notes Due 2030	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 8, 2021
4.27	Eighth Supplemental Indenture, dated October 15, 2021, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference Exhibit 4.2 to Current Report on Form 8-K filed October 15, 2021
4.28	Form of Note representing $350 Million Aggregate Principal Amount of 2.450% Senior Notes due 2032	Incorporated by reference Exhibit 4.3 to Current Report on Form 8-K filed October 15, 2021
10.1	W. P. Carey Inc. 1997 Share Incentive Plan, as amended *	Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.2	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) Long-Term Incentive Program as amended and restated effective as of September 28, 2012 *	Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.3	W. P. Carey Inc. Amended and Restated Deferred Compensation Plan for Employees *	Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.4	Amended and Restated W. P. Carey Inc. 2009 Share Incentive Plan *	Incorporated by reference to Appendix A of Schedule 14A filed April 30, 2013
10.5	2017 Annual Incentive Compensation Plan	Incorporated by reference to Exhibit A of Schedule 14A filed April 11, 2017
10.6	2017 Share Incentive Plan	Incorporated by reference to Exhibit B of Schedule 14A filed April 11, 2017
10.7	Form of Share Option Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-8 filed June 27, 2017
10.8	Form of Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-8 filed June 27, 2017
10.9	Form of Restricted Share Unit Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-8 filed June 27, 2017
10.10	Form of Long-Term Performance Share Unit Award Agreement pursuant to the W. P. Carey Inc. 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 filed June 27, 2017
10.11	Form of Non-Employee Director Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8, filed June 27, 2017
10.12	W. P. Carey Inc. 2009 Non-Employee Directors’ Incentive Plan *	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
10.13	Amended and Restated Advisory Agreement, dated as of January 1, 2015 by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015

W. P. Carey 2021 10-K – 136

Exhibit No.	Description	Method of Filing
10.14	First Amendment to Amended and Restated Advisory Agreement, dated as of January 30, 2018, among Corporate Property Associates 18 – Global Incorporated, CPA: 18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2017 filed February 23, 2018
10.15	Second Amendment to Amended and Restated Advisory Agreement, dated as of May 11, 2020, among Corporate Property Associates 18 – Global Incorporated, CPA: 18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 13, 2020
10.16	Amended and Restated Asset Management Agreement dated as of May 13, 2015, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015
10.17	Fourth Amended and Restated Credit Agreement, dated as of February 20, 2020, among W. P. Carey Inc. and Certain of its Subsidiaries identified therein as Guarantors, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as L/C Issuers, Bank of America, N.A., as Swing Line Lender, and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 20, 2020
10.18	First Amendment (LIBOR Transition), dated as of December 1, 2021, to the Fourth Amended and Restated Credit Agreement, among W. P. Carey Inc. and Bank of America, N.A., as administrative agent	Filed herewith
10.19	Agency Agreement dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2017
10.20	Agency Agreement dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 6, 2018
10.21	Agency Agreement dated as of October 9, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 9, 2018
10.22	Equity Sales Agreement, dated August 9, 2019, by and among W. P. Carey Inc. and each of Barclays Capital Inc., BMO Capital Markets Corp., BNY Mellon Capital Markets, LLC, BofA Securities, Inc., BTIG, LLC, Capital One Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC, Scotia Capital (USA) Inc., Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities, LLC, as agents, and each of Barclays Bank PLC, Bank of Montreal, The Bank of New York Mellon, Bank of America, N.A., Jefferies LLC, JPMorgan Chase Bank, National Association, The Bank of Nova Scotia and Wells Fargo Bank, National Association, as forward purchasers	Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed August 12, 2019

W. P. Carey 2021 10-K – 137

Exhibit No.	Description	Method of Filing
10.23	Agency Agreement dated as of March 8, 2021, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 8, 2021
10.24	Forward Confirmation, dated August 9, 2021, by and among W. P. Carey Inc. and J.P. Morgan Chase Bank, National Association	Incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K filed August 12, 2021
10.25	Forward Confirmation, dated August 9, 2021, by and among W. P. Carey Inc. and Barclays Bank PLC	Incorporated by reference to Exhibit 1.3 to Current Report on Form 8-K filed August 12, 2021
10.26	Forward Confirmation, dated August 11, 2021, by and among W. P. Carey Inc. and J.P. Morgan Chase Bank, National Association	Incorporated by reference to Exhibit 1.4 to Current Report on Form 8-K filed August 12, 2021
10.27	Forward Confirmation, dated August 11, 2021, by and among W. P. Carey Inc. and Barclays Bank PLC	Incorporated by reference to Exhibit 1.5 to Current Report on Form 8-K filed August 12, 2021
18.1	Preferability letter of Independent Registered Public Accounting Firm	Incorporated by reference to Exhibit 18.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 5, 2013
21.1	List of Registrant Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Director and Officer Indemnification Policy	Incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

W. P. Carey 2021 10-K – 138

Exhibit No.	Description	Method of Filing
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
______________________
*The referenced exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 (a)(3) of Form 10-K.

W. P. Carey 2021 10-K – 139

Item 16. Form 10-K Summary.

None.

W. P. Carey 2021 10-K – 140

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.

Date:	February 11, 2022	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason E. Fox	Director and Chief Executive Officer	February 11, 2022
Jason E. Fox	(Principal Executive Officer)

/s/ ToniAnn Sanzone	Chief Financial Officer	February 11, 2022
ToniAnn Sanzone	(Principal Financial Officer)

/s/ Arjun Mahalingam	Chief Accounting Officer	February 11, 2022
Arjun Mahalingam	(Principal Accounting Officer)

/s/ Christopher J. Niehaus	Chairman of the Board and Director	February 11, 2022
Christopher J. Niehaus

/s/ Mark A. Alexander	Director	February 11, 2022
Mark A. Alexander

/s/ Tonit M. Calaway	Director	February 11, 2022
Tonit M. Calaway

/s/ Peter J. Farrell	Director	February 11, 2022
Peter J. Farrell

/s/ Robert J. Flanagan	Director	February 11, 2022
Robert J. Flanagan

/s/ Axel K. A. Hansing	Director	February 11, 2022
Axel K. A. Hansing

/s/ Jean Hoysradt	Director	February 11, 2022
Jean Hoysradt

/s/ Margaret G. Lewis	Director	February 11, 2022
Margaret G. Lewis

/s/ Nicolaas J. M. van Ommen	Director	February 11, 2022
Nicolaas J. M. van Ommen

W. P. Carey 2021 10-K – 141

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 16, 2017
3.2	Fifth Amended and Restated Bylaws of W. P. Carey Inc.	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 16, 2017
4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
4.2	Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 14, 2014
4.3	First Supplemental Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 14, 2014
4.4	Form of Global Note Representing $500,000,000 Aggregate Principal Amount of 4.60% Senior Notes due 2024	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 14, 2014
4.5	Third Supplemental Indenture, dated January 26, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 26, 2015
4.6	Form of Note representing $450 Million Aggregate Principal Amount of 4.000% Senior Notes due 2025	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 26, 2015
4.7	Fourth Supplemental Indenture, dated as of September 12, 2016, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 12, 2016
4.8	Form of Note representing $350 Million Aggregate Principal Amount of 4.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 12, 2016
4.9	Indenture, dated as of November 8, 2016, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Automatic shelf registration statement on Form S-3 (File No. 333-233159) filed August 9, 2019
4.10	First Supplemental Indenture, dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 19, 2017

Exhibit No.	Description	Method of Filing
4.11	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2024	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 19, 2017
4.12	Second Supplemental Indenture dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 6, 2018
4.13	Form of Note representing €500 Million Aggregate Principal Amount of 2.125% Senior Notes due 2027	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 6, 2018
4.14	Third Supplemental Indenture dated as of October 9, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed October 9, 2018
4.15	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 9, 2018
4.16	Fifth Supplemental Indenture, dated June 14, 2019, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 10-Q filed August 2, 2019
4.17	Form of Note representing $325 Million Aggregate Principal Amount of 3.850% Senior Notes due 2029	Incorporated by reference to Exhibit 4.2 to Current Report on Form 10-Q filed August 2, 2019
4.18	Fourth Supplemental Indenture, dated as of September 19, 2019, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 19, 2019
4.19	Form of Note representing €500 Million Aggregate Principal Amount of 1.350% Senior Notes due 2028	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed September 19, 2019
4.20	Description of Securities Registered under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.22 to Annual Report on Form 10-K for the year ended December 31, 2019 filed February 21, 2020
4.21	Sixth Supplemental Indenture, dated October 14, 2020, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 14, 2020
4.22	Form of Note representing $500 Million Aggregate Principal Amount of 2.400% Senior Notes due 2031	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed October 14, 2020
4.23	Seventh Supplemental Indenture, dated February 25, 2021, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 25, 2021
4.24	Form of Note representing $425 Million Aggregate Principal Amount of 2.250% Senior Notes Due 2033	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 25, 2021
4.25	Fifth Supplemental Indenture dated as of March 8, 2021, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 8, 2021

Exhibit No.	Description	Method of Filing
4.26	Form of Note representing €525 Million Aggregate Principal Amount of 0.950% Senior Notes Due 2030	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 8, 2021
4.27	Eighth Supplemental Indenture, dated October 15, 2021, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference Exhibit 4.2 to Current Report on Form 8-K filed October 15, 2021
4.28	Form of Note representing $350 Million Aggregate Principal Amount of 2.450% Senior Notes due 2032	Incorporated by reference Exhibit 4.3 to Current Report on Form 8-K filed October 15, 2021
10.1	W. P. Carey Inc. 1997 Share Incentive Plan, as amended *	Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.2	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) Long-Term Incentive Program as amended and restated effective as of September 28, 2012 *	Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.3	W. P. Carey Inc. Amended and Restated Deferred Compensation Plan for Employees *	Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.4	Amended and Restated W. P. Carey Inc. 2009 Share Incentive Plan *	Incorporated by reference to Appendix A of Schedule 14A filed April 30, 2013
10.5	2017 Annual Incentive Compensation Plan	Incorporated by reference to Exhibit A of Schedule 14A filed April 11, 2017
10.6	2017 Share Incentive Plan	Incorporated by reference to Exhibit B of Schedule 14A filed April 11, 2017
10.7	Form of Share Option Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-8 filed June 27, 2017
10.8	Form of Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-8 filed June 27, 2017
10.9	Form of Restricted Share Unit Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-8 filed June 27, 2017
10.10	Form of Long-Term Performance Share Unit Award Agreement pursuant to the W. P. Carey Inc. 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 filed June 27, 2017
10.11	Form of Non-Employee Director Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8, filed June 27, 2017
10.12	W. P. Carey Inc. 2009 Non-Employee Directors’ Incentive Plan *	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
10.13	Amended and Restated Advisory Agreement, dated as of January 1, 2015 by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015

Exhibit No.	Description	Method of Filing
10.14	First Amendment to Amended and Restated Advisory Agreement, dated as of January 30, 2018, among Corporate Property Associates 18 – Global Incorporated, CPA: 18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2017 filed February 23, 2018
10.15	Second Amendment to Amended and Restated Advisory Agreement, dated as of May 11, 2020, among Corporate Property Associates 18 – Global Incorporated, CPA: 18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 13, 2020
10.16	Amended and Restated Asset Management Agreement dated as of May 13, 2015, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015
10.17	Fourth Amended and Restated Credit Agreement, dated as of February 20, 2020, among W. P. Carey Inc. and Certain of its Subsidiaries identified therein as Guarantors, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as L/C Issuers, Bank of America, N.A., as Swing Line Lender, and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 20, 2020
10.18	First Amendment (LIBOR Transition), dated as of December 1, 2021, to the Fourth Amended and Restated Credit Agreement, among W. P. Carey Inc. and Bank of America, N.A., as administrative agent	Filed herewith
10.19	Agency Agreement dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2017
10.20	Agency Agreement dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 6, 2018
10.21	Agency Agreement dated as of October 9, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 9, 2018
10.22	Equity Sales Agreement, dated August 9, 2019, by and among W. P. Carey Inc. and each of Barclays Capital Inc., BMO Capital Markets Corp., BNY Mellon Capital Markets, LLC, BofA Securities, Inc., BTIG, LLC, Capital One Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC, Scotia Capital (USA) Inc., Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities, LLC, as agents, and each of Barclays Bank PLC, Bank of Montreal, The Bank of New York Mellon, Bank of America, N.A., Jefferies LLC, JPMorgan Chase Bank, National Association, The Bank of Nova Scotia and Wells Fargo Bank, National Association, as forward purchasers	Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed August 12, 2019

Exhibit No.	Description	Method of Filing
10.23	Agency Agreement dated as of March 8, 2021, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 8, 2021
10.24	Forward Confirmation, dated August 9, 2021, by and among W. P. Carey Inc. and J.P. Morgan Chase Bank, National Association	Incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K filed August 12, 2021
10.25	Forward Confirmation, dated August 9, 2021, by and among W. P. Carey Inc. and Barclays Bank PLC	Incorporated by reference to Exhibit 1.3 to Current Report on Form 8-K filed August 12, 2021
10.26	Forward Confirmation, dated August 11, 2021, by and among W. P. Carey Inc. and J.P. Morgan Chase Bank, National Association	Incorporated by reference to Exhibit 1.4 to Current Report on Form 8-K filed August 12, 2021
10.27	Forward Confirmation, dated August 11, 2021, by and among W. P. Carey Inc. and Barclays Bank PLC	Incorporated by reference to Exhibit 1.5 to Current Report on Form 8-K filed August 12, 2021
18.1	Preferability letter of Independent Registered Public Accounting Firm	Incorporated by reference to Exhibit 18.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 5, 2013
21.1	List of Registrant Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Director and Officer Indemnification Policy	Incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

Exhibit No.	Description	Method of Filing
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
______________________
*The referenced exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 (a)(3) of Form 10-K.