Form 10-Q
period 2022-03-31
W. P. Carey Inc.
filed 2022-04-29
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 192,886,516 shares of common stock, $0.001 par value, outstanding at April 22, 2022.

W. P. Carey 3/31/2022 10-Q – 1

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: the Proposed Merger (as defined herein), including the impact thereof; our corporate strategy and estimated or future economic performance and results, including our expectations surrounding the impact of the novel coronavirus (“COVID-19”) pandemic on our business, financial condition, liquidity, results of operations, and prospects; our future capital expenditure and leverage levels, debt service obligations, and plans to fund our liquidity needs; prospective statements regarding our access to the capital markets, including our “at-the-market” program (“ATM Program”) and settlement of our Equity Forwards (as defined herein); the outlook for the investment programs that we manage, including possible liquidity events for those programs; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”); and the impact of recently issued accounting pronouncements and regulatory activity.

These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to the effects of pandemics and global outbreaks of contagious diseases (such as the current COVID-19 pandemic) or the fear of such outbreaks, could also have material adverse effects on our business, financial condition, liquidity, results of operations, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report, as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 11, 2022 (the “2021 Annual Report”), and in Part II, Item 1A. Risk Factors herein. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

W. P. Carey 3/31/2022 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets
Investments in real estate:
Land, buildings and improvements	$12,031,896	$11,875,407
Net investments in direct financing leases and loans receivable	787,674	813,577
In-place lease intangible assets and other	2,397,121	2,386,000
Above-market rent intangible assets	837,792	843,410
Investments in real estate	16,054,483	15,918,394
Accumulated depreciation and amortization	(2,986,676)	(2,889,294)
Assets held for sale, net	—	8,269
Net investments in real estate	13,067,807	13,037,369
Equity method investments	339,372	356,637
Cash and cash equivalents	205,403	165,427
Due from affiliates	13,594	1,826
Other assets, net	1,043,760	1,017,842
Goodwill	899,596	901,529
Total assets (a)	$15,569,532	$15,480,630
Liabilities and Equity
Debt:
Senior unsecured notes, net	$5,647,833	$5,701,913
Unsecured revolving credit facility	476,085	410,596
Unsecured term loans, net	303,138	310,583
Non-recourse mortgages, net	351,175	368,524
Debt, net	6,778,231	6,791,616
Accounts payable, accrued expenses and other liabilities	565,971	572,846
Below-market rent and other intangible liabilities, net	181,236	183,286
Deferred income taxes	143,208	145,572
Dividends payable	206,225	203,859
Total liabilities (a)	7,874,871	7,897,179
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 192,394,960 and 190,013,751 shares, respectively, issued and outstanding	192	190
Additional paid-in capital	10,152,426	9,977,686
Distributions in excess of accumulated earnings	(2,274,619)	(2,224,231)
Deferred compensation obligation	57,152	49,810
Accumulated other comprehensive loss	(242,140)	(221,670)
Total stockholders’ equity	7,693,011	7,581,785
Noncontrolling interests	1,650	1,666
Total equity	7,694,661	7,583,451
Total liabilities and equity	$15,569,532	$15,480,630
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.
W. P. Carey 3/31/2022 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues
Real Estate:
Lease revenues	$307,725	$284,665
Income from direct financing leases and loans receivable	18,379	17,742
Lease termination income and other	14,122	1,585
Operating property revenues	3,865	2,179
	344,091	306,171
Investment Management:
Asset management and other revenue	3,420	3,954
Reimbursable costs from affiliates	927	1,041
	4,347	4,995
	348,438	311,166
Operating Expenses
Depreciation and amortization	115,393	110,322
General and administrative	23,084	22,083
Impairment charges	20,179	—
Reimbursable tenant costs	16,960	15,758
Property expenses, excluding reimbursable tenant costs	13,779	10,883
Stock-based compensation expense	7,833	5,381
Operating property expenses	2,787	1,911
Merger and other expenses	(2,322)	(476)
Reimbursable costs from affiliates	927	1,041
	198,620	166,903
Other Income and Expenses
Interest expense	(46,053)	(51,640)
Other gains and (losses)	35,745	(41,188)
Gain on sale of real estate, net	11,248	9,372
Non-operating income	8,546	6,356
Earnings (losses) from equity method investments	4,772	(9,733)
	14,258	(86,833)
Income before income taxes	164,076	57,430
Provision for income taxes	(7,083)	(5,789)
Net Income	156,993	51,641
Net loss (income) attributable to noncontrolling interests	2	(7)
Net Income Attributable to W. P. Carey	$156,995	$51,634

Basic Earnings Per Share	$0.82	$0.29
Diluted Earnings Per Share	$0.82	$0.29
Weighted-Average Shares Outstanding
Basic	191,911,414	176,640,861
Diluted	192,416,642	176,965,510

See Notes to Consolidated Financial Statements.
W. P. Carey 3/31/2022 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net Income	$156,993	$51,641
Other Comprehensive (Loss) Income
Reclassification of unrealized gain on investments to net income	(18,688)	—
Foreign currency translation adjustments	(9,152)	(13,902)
Unrealized gain on derivative instruments	7,370	19,919
	(20,470)	6,017
Comprehensive Income	136,523	57,658

Amounts Attributable to Noncontrolling Interests
Net loss (income)	2	(7)
Comprehensive loss (income) attributable to noncontrolling interests	2	(7)
Comprehensive Income Attributable to W. P. Carey	$136,525	$57,651

See Notes to Consolidated Financial Statements.
W. P. Carey 3/31/2022 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2022	190,013,751	$190	$9,977,686	$(2,224,231)	$49,810	$(221,670)	$7,581,785	$1,666	$7,583,451
Shares issued under ATM Program, net	2,249,227	2	178,963				178,965		178,965
Shares issued upon delivery of vested restricted share awards	131,982	—	(6,600)				(6,600)		(6,600)
Amortization of stock-based compensation expense			7,833				7,833		7,833
Deferral of vested shares, net			(6,836)		6,836		—		—
Distributions to noncontrolling interests							—	(14)	(14)
Dividends declared ($1.057 per share)			1,380	(207,383)	506		(205,497)		(205,497)
Net income				156,995			156,995	(2)	156,993
Other comprehensive loss:
Reclassification of unrealized gain on investments to net income						(18,688)	(18,688)		(18,688)
Foreign currency translation adjustments						(9,152)	(9,152)		(9,152)
Unrealized gain on derivative instruments						7,370	7,370		7,370
Balance at March 31, 2022	192,394,960	$192	$10,152,426	$(2,274,619)	$57,152	$(242,140)	$7,693,011	$1,650	$7,694,661

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2021	175,401,757	$175	$8,925,365	$(1,850,935)	$42,014	$(239,906)	$6,876,713	$1,656	$6,878,369
Shares issued under ATM Program, net	2,020,115	3	140,284				140,287		140,287
Shares issued upon delivery of vested restricted share awards	99,090	—	(3,744)				(3,744)		(3,744)
Deferral of vested shares, net			(7,049)		7,049		—		—
Amortization of stock-based compensation expense			5,381				5,381		5,381
Distributions to noncontrolling interests							—	(15)	(15)
Dividends declared ($1.048 per share)			906	(189,139)	752		(187,481)		(187,481)
Net income				51,634			51,634	7	51,641
Other comprehensive income:
Unrealized gain on derivative instruments						19,919	19,919		19,919
Foreign currency translation adjustments						(13,902)	(13,902)		(13,902)
Balance at March 31, 2021	177,520,962	$178	$9,061,143	$(1,988,440)	$49,815	$(233,889)	$6,888,807	$1,648	$6,890,455

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2022 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows — Operating Activities
Net income	$156,993	$51,641
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	119,136	114,021
Net realized and unrealized (gains) losses on equity securities, extinguishment of debt, foreign currency transactions, and other	(35,172)	42,360
Impairment charges	20,179	—
Straight-line rent adjustments	(11,763)	(10,184)
Amortization of rent-related intangibles and deferred rental revenue	11,639	13,118
Gain on sale of real estate, net	(11,248)	(9,372)
Stock-based compensation expense	7,833	5,381
Distributions of earnings from equity method investments	5,972	1,603
(Earnings) losses from equity method investments	(4,772)	9,733
Deferred income tax benefit	(1,242)	(2,567)
Asset management revenue received in shares of CPA:18 – Global	(1,024)	(3,138)
Change in allowance for credit losses	773	(1,358)
Net changes in other operating assets and liabilities	(21,422)	(22,794)
Net Cash Provided by Operating Activities	235,882	188,444
Cash Flows — Investing Activities
Purchases of real estate	(265,426)	(150,922)
Proceeds from redemption of securities	65,000	—
Proceeds from sales of real estate (Note 14)	26,684	88,037
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(21,767)	(29,270)
Funding of short-term loans to affiliates	(18,000)	—
Capital contributions to equity method investments	(17,960)	—
Proceeds from repayment of short-term loans to affiliates	7,000	21,048
Other investing activities, net	(6,011)	(8,445)
Return of capital from equity method investments	1,426	3,086
Net Cash Used in Investing Activities	(229,054)	(76,466)
Cash Flows — Financing Activities
Proceeds from Unsecured Revolving Credit Facility	275,331	350,525
Dividends paid	(203,131)	(185,426)
Repayments of Unsecured Revolving Credit Facility	(196,840)	(407,975)
Proceeds from shares issued under ATM Program, net of selling costs	178,994	140,220
Prepayments of mortgage principal	(8,050)	(425,219)
Payments for withholding taxes upon delivery of equity-based awards	(6,599)	(3,744)
Scheduled payments of mortgage principal	(6,437)	(14,203)
Other financing activities, net	2,443	(95)
Distributions paid to noncontrolling interests	(14)	(15)
Proceeds from issuance of Senior Unsecured Notes	—	1,038,391
Redemption of Senior Unsecured Notes	—	(617,442)
Payment of financing costs	—	(7,797)
Net Cash Provided by (Used in) Financing Activities	35,697	(132,780)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,844)	(6,479)
Net increase (decrease) in cash and cash equivalents and restricted cash	40,681	(27,281)
Cash and cash equivalents and restricted cash, beginning of period	217,950	311,779
Cash and cash equivalents and restricted cash, end of period	$258,631	$284,498

See Notes to Consolidated Financial Statements.
W. P. Carey 3/31/2022 10-Q – 7

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

On February 27, 2022, we, Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global”) (a publicly owned, non-traded REIT that primarily invests in commercial real estate properties and is advised by us), CPA:18 Limited Partnership (a subsidiary of CPA:18 – Global, “CPA:18 LP”), and certain of our subsidiaries entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which CPA:18 – Global will merge with and into one of our indirect subsidiaries in exchange for shares of our common stock and cash (the “Proposed Merger”). On April 4, 2022, we filed a registration statement on Form S-4 with the SEC to register the shares of our common stock to be issued in the Proposed Merger. On April 25, 2022, we filed a Form S-4/A, which was declared effective by the SEC on April 27, 2022. CPA:18 – Global intends to mail the proxy statement/prospectus contained therein to CPA:18 – Global’s stockholders in connection with the Proposed Merger in early May 2022. The Proposed Merger and related transactions are subject to a number of closing conditions, including approval by the stockholders of CPA:18 – Global at a special meeting scheduled for July 26, 2022. If this approval is obtained and the other closing conditions are met, we currently expect the transaction to close in early August 2022, although there can be no assurance that the Proposed Merger will be completed at such time or at all.

Subject to the terms and conditions contained in the Merger Agreement, at the effective time of the Proposed Merger, each share of CPA:18 – Global common stock issued and outstanding immediately prior to the effective time of the Proposed Merger will be canceled and, in exchange for cancellation of such share, the rights attaching to such share will be converted automatically into the right to receive (i) 0.0978 shares of our common stock and (ii) $3.00 in cash, which we refer to herein as the Merger Consideration. Each share of CPA:18 – Global common stock owned by us or any of our subsidiaries immediately prior to the effective time of the Proposed Merger will automatically be canceled and retired, and will cease to exist, for no Merger Consideration.

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

At March 31, 2022, we were the advisor to the following entities (Note 3):

•CPA:18 – Global; and
•Carey European Student Housing Fund I, L.P. (“CESH”), a limited partnership formed for the purpose of developing, owning, and operating student housing properties and similar investments in Europe.

We refer to CPA:18 – Global and CESH collectively as the “Managed Programs.” We no longer raise capital for new or existing funds, but currently expect to continue managing CPA:18 – Global and CESH through the end of their respective life cycles (Note 3).

W. P. Carey 3/31/2022 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)
Reportable Segments

Real Estate — Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Northern and Western Europe, which are leased to companies on a triple-net lease basis. At March 31, 2022, our owned portfolio was comprised of our full or partial ownership interests in 1,336 properties, totaling approximately 157 million square feet, substantially all of which were net leased to 356 tenants, with a weighted-average lease term of 10.8 years and an occupancy rate of 98.5%. In addition, at March 31, 2022, our portfolio was comprised of full or partial ownership interests in 20 operating properties, including 19 self-storage properties and one hotel, totaling approximately 1.4 million square feet.

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

At March 31, 2022, the Managed Programs owned all or a portion of 55 net-leased properties (including certain properties in which we also have an ownership interest), totaling approximately 10.7 million square feet, substantially all of which were leased to 47 tenants, with an occupancy rate of approximately 99.4%. The Managed Programs also had interests in 66 operating properties (totaling approximately 5.1 million square feet in the aggregate) and four active build-to-suit projects at the same date.

Note 2. Basis of Presentation

Basis of Presentation

Our interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a complete statement of our consolidated financial position, results of operations, and cash flows in accordance with generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2021, which are included in the 2021 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a VIE and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. There have been no significant changes in our VIE policies from what was disclosed in the 2021 Annual Report.

W. P. Carey 3/31/2022 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)
At both March 31, 2022 and December 31, 2021, we considered 14 entities to be VIEs, of which we consolidated six, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	March 31, 2022	December 31, 2021
Land, buildings and improvements	$428,927	$426,831
Net investments in direct financing leases and loans receivable	144,103	144,103
In-place lease intangible assets and other	42,873	42,884
Above-market rent intangible assets	26,720	26,720
Accumulated depreciation and amortization	(158,569)	(154,413)
Total assets	502,314	500,884

Non-recourse mortgages, net	$1,383	$1,485
Below-market rent and other intangible liabilities, net	20,140	20,568
Total liabilities	45,464	46,302

At both March 31, 2022 and December 31, 2021, our eight unconsolidated VIEs included our interests in (i) six unconsolidated real estate investments, which we account for under the equity method of accounting (we do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities), and (ii) two unconsolidated investments in equity securities, which we accounted for as investments in shares of the entities at fair value. As of March 31, 2022, and December 31, 2021, the net carrying amount of our investments in these entities was $593.0 million and $581.3 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

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

Revenue Recognition

There have been no significant changes in our policies for revenue from contracts under Accounting Standards Codification (“ASC”) 606 from what was disclosed in the 2021 Annual Report. ASC 606 does not apply to our lease revenues, which constitute a majority of our revenues, but primarily applies to revenues generated from our hotel operating properties and our Investment Management segment. Revenue from contracts for our Real Estate segment primarily represented hotel operating property revenues of $2.2 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively (Note 15). Revenue from contracts under ASC 606 from our Investment Management segment is discussed in Note 3.

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

W. P. Carey 3/31/2022 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)
Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$205,403	$165,427
Restricted cash (a)	53,228	52,523
Total cash and cash equivalents and restricted cash	$258,631	$217,950
__________
(a)Restricted cash is included within Other assets, net on our consolidated balance sheets.

Note 3. Agreements and Transactions with Related Parties

Proposed Merger with CPA:18 – Global

The Proposed Merger with CPA:18 – Global is described in Note 1.

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

The merger between Carey Watermark Investors Incorporated (“CWI 1”) and Carey Watermark Investors 2 Incorporated (“CWI 2”), two former affiliates (the “CWI 1 and CWI 2 Merger”), closed on April 13, 2020 and is discussed in detail in the 2021 Annual Report. Subsequently, CWI 2 was renamed Watermark Lodging Trust, Inc. (“WLT”). In connection with the CWI 1 and CWI 2 Merger, we entered into a transition services agreement, under which we provided certain transition services at cost to WLT generally for a period of 12 months from closing. On October 13, 2021, all services provided under the transition services agreement were terminated.

The following tables present a summary of revenue earned, reimbursable costs, and distributions of Available Cash received/accrued from the Managed Programs and WLT for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2022	2021
Asset management revenue (a) (b)	$3,420	$3,954
Distributions of Available Cash (c)	2,587	1,539
Reimbursable costs from affiliates (a)	927	1,041
Interest income on deferred acquisition fees and loans to affiliates (d)	33	34
	$6,967	$6,568

	Three Months Ended March 31,
	2022	2021
CPA:18 – Global	$6,451	$5,359
CESH	516	1,101
WLT (reimbursed transition services)	—	108
	$6,967	$6,568
__________
(a)Amounts represent revenues from contracts under ASC 606.
(b)Included within Asset management and other revenue in the consolidated statements of income.
W. P. Carey 3/31/2022 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)
(c)Included within Earnings (losses) from equity method investments in the consolidated statements of income.
(d)Included within Non-operating income in the consolidated statements of income.

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	March 31, 2022	December 31, 2021
Short-term loans to affiliates, including accrued interest	$11,033	$—
Asset management fees receivable	1,379	494
Reimbursable costs	919	974
Accounts receivable	241	336
Current acquisition fees receivable	19	19
Deferred acquisition fees receivable, including accrued interest	3	3
	$13,594	$1,826

Asset Management Revenue

Under the advisory agreements with the Managed Programs, we earn asset management revenue for managing their investment portfolios. The following table presents a summary of our asset management fee arrangements with the remaining Managed Programs:

Managed Program	Rate	Payable	Description
CPA:18 – Global	0.5% – 1.5%	In shares of its Class A common stock and/or cash, at the option of CPA:18 – Global; payable in shares of its Class A common stock for 2021 through February 28, 2022; payable in cash effective as of March 1, 2022, in light of the Proposed Merger	Rate depends on the type of investment and is based on the average market or average equity value, as applicable
CESH	1.0%	In cash	Based on gross assets at fair value

Structuring and Other Advisory Revenue

Under the terms of the advisory agreements with the Managed Programs, we may earn revenue for structuring and negotiating investments. For CPA:18 – Global and CESH, we may earn fees of 4.5% and 2.0%, respectively, of the total aggregate cost of the investments or commitments made.

Reimbursable Costs from Affiliates

The existing Managed Programs reimburse us in cash for certain personnel and overhead costs that we incur on their behalf. For CPA:18 – Global, such costs (excluding those related to our legal transactions group, our senior management, and our investments team) are charged to CPA:18 – Global based on the average of the trailing 12-month aggregate reported revenues of the Managed Programs and us, and personnel costs are capped at 1.0% of CPA:18 – Global’s pro rata lease revenues for both 2022 and 2021. For CESH, reimbursements are based on actual expenses incurred.

Distributions of Available Cash

We are entitled to receive distributions of up to 10% of the Available Cash (as defined in CPA:18 – Global’s partnership agreement) from the operating partnership of CPA:18 – Global, payable quarterly in arrears.

W. P. Carey 3/31/2022 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)
Back-End Fees and Interests in the Managed Programs

Under our advisory agreements with certain of the Managed Programs, we may also receive compensation in connection with providing liquidity events for their stockholders. Such back-end fees or interests include or may include disposition fees, interests in disposition proceeds, and distributions related to ownership of shares or limited partnership units in the Managed Programs. There can be no assurance as to whether or when any back-end fees or interests will be realized. Subject to the terms and conditions of the Merger Agreement, upon consummation of the Proposed Merger, we have agreed to waive certain back-end fees that we would have been entitled to receive from CPA:18 – Global upon its liquidation pursuant to the terms of our advisory agreement and partnership agreement with CPA:18 – Global.

Other Transactions with Affiliates

Loans to Affiliates

From time to time, our board of directors has approved the making of secured and unsecured loans or lines of credit from us to certain of the Managed Programs, at our sole discretion, generally for the purpose of facilitating acquisitions or for working capital purposes.

The principal outstanding balance on our line of credit to CPA:18 – Global was $11.0 million as of March 31, 2022. No amounts were outstanding as of December 31, 2021. In April 2022, we loaned an additional net amount of $5.0 million to CPA:18 – Global.

Other

At March 31, 2022, we owned interests in nine jointly owned investments in real estate, with the remaining interests held by affiliates or third parties. We account for eight such investments under the equity method of accounting (Note 7) and consolidate the remaining investment. In addition, we owned stock of CPA:18 – Global and limited partnership units of CESH at that date. We accounted for our investment in CPA:18 – Global under the equity method of accounting and elected to account for our investment in CESH under the fair value option (Note 7).

Note 4. Land, Buildings and Improvements and Assets Held for Sale

Land, Buildings and Improvements — Operating Leases

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
Land	$2,168,530	$2,151,327
Buildings and improvements	9,664,500	9,525,858
Real estate under construction	115,198	114,549
Less: Accumulated depreciation	(1,497,655)	(1,448,020)
	$10,450,573	$10,343,714

During the three months ended March 31, 2022, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro decreased by 2.0% to $1.1101 from $1.1326. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $78.0 million from December 31, 2021 to March 31, 2022.

In connection with a change in lease classification due to termination of the underlying lease, we reclassified one property with an aggregate carrying value of $17.3 million from Net investments in direct financing leases and loans receivable to Land, buildings and improvements during the three months ended March 31, 2022 (Note 5).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $72.0 million and $67.0 million for the three months ended March 31, 2022 and 2021, respectively.

W. P. Carey 3/31/2022 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)
Acquisitions of Real Estate

During the three months ended March 31, 2022, we entered into the following investments, which were deemed to be real estate asset acquisitions (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs
Pleasant Prairie, Wisconsin	1	1/10/2022	Industrial	$20,024
Various, Spain (a)	26	2/3/2022	Funeral Home	146,364
Various, Denmark (a) (b)	8	2/11/2022	Retail	33,976
Laval, Canada (a)	1	2/18/2022	Industrial	21,459
Chattanooga, Tennessee (c)	1	3/4/2022	Warehouse	43,198
	37			$265,021
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.
(b)We also entered into purchase agreements to acquire three additional retail facilities leased to this tenant totaling $10.6 million (based on the exchange rate of the Danish krone at March 31, 2022), which is expected to be completed in 2022.
(c)We also committed to fund an additional $22.8 million for an expansion at the facility, which is expected to be completed in the second quarter of 2023.

The aggregate purchase price allocation for investments disclosed above is as follows (dollars in thousands):

Total Capitalized Costs
Land	$39,919
Buildings and improvements	196,710
Intangibles:
In-place lease (weighted-average expected life of 23.9 years)	31,771
Below-market rent (expected life of 6.8 years)	(3,379)
$265,021
Real Estate Under Construction

During the three months ended March 31, 2022, we capitalized real estate under construction totaling $25.9 million. The number of construction projects in progress with balances included in real estate under construction was six as of both March 31, 2022 and December 31, 2021. Aggregate unfunded commitments totaled approximately $53.8 million and $55.3 million as of March 31, 2022 and December 31, 2021, respectively.

During the three months ended March 31, 2022, we completed the following construction projects (dollars in thousands):

Property Location(s)	Primary Transaction Type	Number of Properties	Date of Completion	Property Type	Total Capitalized Costs (a)
Hurricane, Utah	Expansion	1	3/8/2022	Warehouse	$20,517
Breda, Netherlands (a)	Expansion	1	3/18/2022	Warehouse	4,721
		2			$25,238
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.

During the three months ended March 31, 2022, we committed to fund a build-to-suit project for an outdoor advertising structure in Mount Laurel, New Jersey, for an aggregate amount of $2.1 million. We currently expect to complete the project in the third quarter of 2022.

Capitalized interest incurred during construction was $0.7 million for both the three months ended March 31, 2022 and 2021, which reduces Interest expense in the consolidated statements of income.

W. P. Carey 3/31/2022 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)
Dispositions of Properties

During the three months ended March 31, 2022, we sold four properties, which were classified as Land, buildings and improvements subject to operating leases. As a result, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $7.0 million from December 31, 2021 to March 31, 2022.

Lease Termination Income and Other

2022 — For the three months ended March 31, 2022, lease termination income and other on our consolidated statements of income included: (i) lease termination income of $8.2 million received from a tenant; (ii) other lease-related settlements totaling $4.7 million; and (iii) income from a parking garage attached to one of our net-leased properties totaling $0.6 million.

2021 — For the three months ended March 31, 2021, lease termination income and other on our consolidated statements of income included: (i) lease-related settlements totaling $0.8 million; and (ii) income from a parking garage attached to one of our net-leased properties totaling $0.5 million.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Lease income — fixed	$276,141	$257,327
Lease income — variable (a)	31,584	27,338
Total operating lease income	$307,725	$284,665
__________
(a)Includes (i) rent increases based on changes in the U.S. Consumer Price Index and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

Land, Buildings and Improvements — Operating Properties

At both March 31, 2022 and December 31, 2021, Land, buildings and improvements attributable to operating properties consisted of our investments in ten consolidated self-storage properties and one consolidated hotel. Below is a summary of our Land, buildings and improvements attributable to operating properties (in thousands):

	March 31, 2022	December 31, 2021
Land	$10,452	$10,452
Buildings and improvements	73,216	73,221
Less: Accumulated depreciation	(17,368)	(16,750)
	$66,300	$66,923

Depreciation expense on our buildings and improvements attributable to operating properties was $0.7 million for both the three months ended March 31, 2022 and 2021.

W. P. Carey 3/31/2022 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)
Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	March 31, 2022	December 31, 2021
Land, buildings and improvements	$—	$10,628
Accumulated depreciation and amortization	—	(2,359)
Assets held for sale, net	$—	$8,269

At December 31, 2021, we had two properties classified as Assets held for sale, net, with an aggregate carrying value of $8.3 million. These properties were sold in the first quarter of 2022.

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in direct financing leases and loans receivable (net of allowance for credit losses), and deferred acquisition fees. Operating leases are not included in finance receivables.

Finance Receivables

Net investments in direct financing leases and loans receivable are summarized as follows (in thousands):

	Maturity Date	March 31, 2022	December 31, 2021
Net investments in direct financing leases (a)	2022 - 2036	$547,751	$572,205
Sale-leaseback transactions accounted for as loans receivable (b)	2038 - 2052	215,780	217,229
Secured loans receivable (a) (c)	2022 - 2025	24,143	24,143
		$787,674	$813,577
__________
(a)Amounts are net of allowance for credit losses, as disclosed below.
(b)These investments are accounted for as loans receivable in accordance with ASC 310, Receivables and ASC 842, Leases. Maturity dates reflect the current lease maturity dates.
(c)Amounts are net of allowance for credit losses of $12.6 million as of both March 31, 2022 and December 31, 2021.

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
Lease payments receivable	$377,824	$414,002
Unguaranteed residual value	522,586	545,896
	900,410	959,898
Less: unearned income	(339,284)	(370,353)
Less: allowance for credit losses (a)	(13,375)	(17,340)
	$547,751	$572,205
__________
(a)During the three months ended March 31, 2022 and 2021, we recorded an allowance for credit losses of $0.8 million and a net reversal of allowance for credit losses of $1.4 million, respectively, on our net investments in direct financing leases due to changes in expected economic conditions, which was included within Other gains and (losses) in our consolidated statements of income. In addition, during the three months ended March 31, 2022, we reduced the allowance for credit losses balance by $4.7 million, in connection with the reclassification of a property from Net investments in direct financing leases and loans receivable to Land, buildings and improvements subject to operating leases, as described below.

W. P. Carey 3/31/2022 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)
Income from direct financing leases, which is included in Income from direct financing leases and loans receivable in the consolidated financial statements, was $13.9 million and $17.1 million for the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2022, we reclassified one property with an aggregate carrying value of $17.3 million from Net investments in direct financing leases and loans receivable to Land, buildings and improvements subject to operating leases in connection with a change in lease classifications due to termination of the underlying lease. During the three months ended March 31, 2022, the U.S. dollar strengthened against the euro, resulting in a $7.4 million decrease in the carrying value of Net investments in direct financing leases and loans receivable from December 31, 2021 to March 31, 2022.

Loans Receivable

Earnings from our loans receivable are included in Income from direct financing leases and loans receivable in the consolidated financial statements, and totaled $4.5 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.

In the first quarter of 2021, we entered into an agreement with the borrowers for our two secured loans receivable, who agreed to pay us at maturity a total of $3.7 million of unpaid interest due over the previous year. We did not recognize this interest in the consolidated financial statements due to uncertainty of collectibility.

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both March 31, 2022 and December 31, 2021, other than uncollected income from our secured loans receivable (as noted above), no material balances of our finance receivables were past due. Other than the lease termination noted under Net Investments in Direct Financing Leases above, there were no material modifications of finance receivables during the three months ended March 31, 2022.

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

A summary of our finance receivables by internal credit quality rating, excluding our deferred acquisition fees receivable (Note 3) and allowance for credit losses, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
1 – 3	17	17	$696,946	$703,280
4	8	9	116,696	140,230
5	—	—	—	—
			$813,642	$843,510

Note 6. Goodwill and Other Intangibles

We have recorded lease, internal-use software development, and trade name intangibles that are being amortized over periods ranging from less than one year to 48 years. In-place lease intangibles, at cost are included in In-place lease intangible assets and other in the consolidated financial statements. Above-market rent intangibles, at cost are included in Above-market rent intangible assets in the consolidated financial statements. Accumulated amortization of in-place lease and above-market rent intangibles is included in Accumulated depreciation and amortization in the consolidated financial statements. Internal-use software development and trade name intangibles are included in Other assets, net in the consolidated financial statements. Below-market rent and below-market purchase option intangibles are included in Below-market rent and other intangible liabilities, net in the consolidated financial statements.

W. P. Carey 3/31/2022 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
Goodwill within our Real Estate segment decreased by $1.9 million during the three months ended March 31, 2022 due to foreign currency translation adjustments, from $872.2 million as of December 31, 2021 to $870.3 million as of March 31, 2022. Goodwill within our Investment Management segment was $29.3 million as of March 31, 2022, unchanged from December 31, 2021.

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$19,634	$(18,805)	$829	$19,553	$(18,682)	$871
Trade name	3,975	(3,777)	198	3,975	(3,581)	394
	23,609	(22,582)	1,027	23,528	(22,263)	1,265
Lease Intangibles:
In-place lease	2,293,258	(968,098)	1,325,160	2,279,905	(934,663)	1,345,242
Above-market rent	837,792	(503,555)	334,237	843,410	(489,861)	353,549
	3,131,050	(1,471,653)	1,659,397	3,123,315	(1,424,524)	1,698,791
Goodwill
Goodwill	899,596	—	899,596	901,529	—	901,529
Total intangible assets	$4,054,255	$(1,494,235)	$2,560,020	$4,048,372	$(1,446,787)	$2,601,585

Finite-Lived Intangible Liabilities
Below-market rent	$(275,042)	$110,517	$(164,525)	$(272,483)	$105,908	$(166,575)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(291,753)	$110,517	$(181,236)	$(289,194)	$105,908	$(183,286)

During the three months ended March 31, 2022, the U.S. dollar strengthened against the euro, resulting in a decrease of $13.0 million in the carrying value of our net intangible assets from December 31, 2021 to March 31, 2022. Net amortization of intangibles, including the effect of foreign currency translation, was $52.7 million and $54.0 million for the three months ended March 31, 2022 and 2021, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of internal-use software development, trade name, and in-place lease intangibles is included in Depreciation and amortization.

Note 7. Equity Method Investments

We own interests in the Managed Programs and certain unconsolidated real estate investments with CPA:18 – Global and third parties. We account for our interests in these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences) or at fair value by electing the equity method fair value option available under GAAP.

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

W. P. Carey 3/31/2022 10-Q – 18

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

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Interests Owned at		Carrying Amount of Investment at
Fund	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
CPA:18 – Global (a)	5.716%	5.578%	$63,577	$60,836
CPA:18 – Global operating partnership	0.034%	0.034%	209	209
CESH (b)	2.430%	2.430%	3,850	3,689
			$67,636	$64,734
__________
(a)During the three months ended March 31, 2022, we received certain asset management revenue from CPA:18 – Global in shares of its common stock, which increased our ownership percentage in CPA:18 – Global. Effective as of March 1, 2022, we began receiving asset management revenue from CPA:18 – Global in cash in light of the Proposed Merger (Note 1).
(b)Investment is accounted for at fair value.

CPA:18 – Global — We received distributions from this investment during the three months ended March 31, 2022 and 2021 of $0.5 million and $0.4 million, respectively. We received distributions from our investment in the CPA:18 – Global operating partnership during the three months ended March 31, 2022 and 2021 of $2.6 million and $1.5 million, respectively (Note 3).

CESH — We have elected to account for our investment in CESH at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH on a one quarter lag; therefore, the balance of our equity method investment in CESH recorded as of March 31, 2022 is based on the estimated fair value of our investment as of December 31, 2021. We received distributions from this investment during the three months ended March 31, 2022 of $1.2 million. We did not receive a distribution from this investment during the three months ended March 31, 2021.

At March 31, 2022 and December 31, 2021, the aggregate unamortized basis differences on our equity method investments in the Managed Programs were $22.0 million and $23.3 million, respectively.

Interests in Other Unconsolidated Real Estate Investments and WLT

We own equity interests in properties that are generally leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. The underlying investments are jointly owned with affiliates or third parties. We account for these investments under the equity method of accounting. In addition, we own shares of WLT common stock, which we accounted for under the equity method of accounting as of December 31, 2021, but was reclassified to equity securities at fair value within Other assets, net on our consolidated balance sheets in January 2022, as described in Note 8. Operating results of our unconsolidated real estate investments are included in the Real Estate segment.

W. P. Carey 3/31/2022 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)
The following table sets forth our ownership interests in our equity method investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

			Carrying Value at
Lessee/Fund/Description	Co-owner	Ownership Interest	March 31, 2022	December 31, 2021
Las Vegas Retail Complex (a)	Third Party	N/A	$122,067	$104,114
Johnson Self Storage	Third Party	90%	67,009	67,573
Kesko Senukai (b)	Third Party	70%	42,873	41,955
Harmon Retail Corner (c)	Third Party	15%	24,423	24,435
State Farm Mutual Automobile Insurance Co.	CPA:18 – Global	50%	6,743	7,129
Apply Sørco AS (d)	CPA:18 – Global	49%	6,018	5,909
Fortenova Grupa d.d. (b)	CPA:18 – Global	20%	2,603	2,936
WLT (e)	WLT	N/A	—	33,392
Bank Pekao (b) (f)	CPA:18 – Global	50%	—	4,460
			$271,736	$291,903
__________
(a)On June 10, 2021, we entered into an agreement to fund a construction loan of approximately $224.9 million for a retail complex in Las Vegas, Nevada. Through March 31, 2022, we funded $121.7 million, including $18.0 million during the three months ended March 31, 2022. Interest income from this investment was $1.6 million for the three months ended March 31, 2022, which was recognized within Earnings (losses) from equity method investments in our consolidated statements of income.
(b)The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.
(c)This investment is reported using the hypothetical liquidation at book value (“HLBV”) model, which may be different than pro rata ownership percentages, primarily due to the capital structure of the partnership agreement.
(d)The carrying value of this investment is affected by fluctuations in the exchange rate of the Norwegian krone.
(e)We own 12,208,243 shares of common stock of WLT, which we accounted for as an equity method investment in real estate as of December 31, 2021, but was reclassified to equity securities at fair value within Other assets, net on our consolidated balance sheets in January 2022 (Note 8).
(f)We recognized our $4.6 million proportionate share of an impairment charge recorded on this investment during the three months ended March 31, 2022, which was reflected within Earnings (losses) from equity method investments in our consolidated statements of income. The estimated fair value of the investment is based on the estimated selling price of the international office facility owned by the investment, and the fair value of the non-recourse mortgage encumbering the property also approximates the fair value of the property.

We received aggregate distributions of $4.3 million and $2.7 million from our other unconsolidated real estate investments for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022 and December 31, 2021, the aggregate unamortized basis differences on our unconsolidated real estate investments were $7.8 million and $7.9 million, respectively.

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

W. P. Carey 3/31/2022 10-Q – 20

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

Investment in Shares of Lineage Logistics — We have elected to apply the measurement alternative under Accounting Standards Update (“ASU”) 2016-01, Financial Instruments — Overall (Subtopic 825-10) to account for our investment in shares of Lineage Logistics (a cold storage REIT), which is included in Other assets, net in the consolidated financial statements. Under this alternative, the carrying value is adjusted for any impairments or changes in fair value resulting from observable transactions for similar or identical investments in the issuer. We classified this investment as Level 3 because it is not traded in an active market. We recognized non-cash unrealized gains on our investment in shares of Lineage Logistics of $23.4 million during the three months ended March 31, 2021, due to a secondary market transaction at a higher price per share, which was recorded within Other gains and (losses) in the consolidated financial statements. In addition, during the three months ended March 31, 2022 and 2021, we received cash dividends of $4.3 million and $6.4 million, respectively, from our investment in shares of Lineage Logistics, which was recorded within Non-operating income in the consolidated financial statements. The fair value of this investment was $366.3 million at both March 31, 2022 and December 31, 2021.

Investment in Shares of GCIF — We account for our investment in shares of Guggenheim Credit Income Fund (“GCIF”), which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 2 because we used a quoted price from an inactive market to determine its fair value. During the three months ended March 31, 2022, we received liquidating distributions from our investment in shares of GCIF totaling $0.6 million, which reduced the cost basis of our investment (in March 2021, GCIF announced its intention to liquidate and to distribute substantially all of its assets). The fair value of our investment in shares of GCIF was $3.8 million and $4.3 million at March 31, 2022 and December 31, 2021, respectively.

Investment in Preferred Shares of WLT — In January 2022, WLT redeemed in full our 1,300,000 shares of its preferred stock for gross proceeds of $65.0 million (based on the liquidation preference of $50.00 per share). In connection with this redemption, we reclassified an unrealized gain on this investment of $18.7 million from Accumulated other comprehensive loss to Other gains and (losses) in the consolidated financial statements (Note 12). Prior to this redemption, we accounted for this investment, which was included in Other assets, net in the consolidated financial statements, as available-for-sale debt securities at fair value (Level 3). During the three months ended March 31, 2022, we received cash dividends of $0.9 million from our investment in preferred shares of WLT, which was recorded within Non-operating income in the consolidated financial statements. The fair value of our investment in preferred shares of WLT was $65.0 million as of December 31, 2021.

W. P. Carey 3/31/2022 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)
Investment in Common Shares of WLT — In January 2022, we reclassified our investment in 12,208,243 shares of common stock of WLT from equity method investments to equity securities, since we no longer have significant influence over WLT, following the redemption of our investment in preferred shares of WLT, as described above. As a result, we account for this investment, which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 3 because it is not traded in an active market. The carrying value of this investment was $33.4 million as of December 31, 2021, which was included within Equity method investments in the consolidated financial statements. We recognized non-cash unrealized gains of $28.0 million on our investment in common shares of WLT during the three months ended March 31, 2022, reflecting the most recently published NAV of WLT (adjusted downwards by an illiquidity discount of 20%), which was recorded within Other gains and (losses) in the consolidated financial statements. The fair value of our investment in common shares of WLT was $61.4 million as of March 31, 2022.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the three months ended March 31, 2022 or 2021. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		March 31, 2022		December 31, 2021
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2	$5,647,833	$5,525,878	$5,701,913	$5,984,228
Non-recourse mortgages, net (a) (b) (d)	3	351,175	347,939	368,524	369,841
__________
(a)The carrying value of Senior Unsecured Notes, net (Note 10) includes unamortized deferred financing costs of $27.3 million and $28.7 million at March 31, 2022 and December 31, 2021, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $0.1 million and $0.1 million at March 31, 2022 and December 31, 2021, respectively.
(b)The carrying value of Senior Unsecured Notes, net includes unamortized discount of $27.8 million and $29.2 million at March 31, 2022 and December 31, 2021, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $0.6 million and $0.8 million at March 31, 2022 and December 31, 2021, respectively.
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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility (Note 10), but excluding finance receivables (Note 5), had fair values that approximated their carrying values at both March 31, 2022 and December 31, 2021.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. There have been no significant changes in our impairment policies from what was disclosed in the 2021 Annual Report.

W. P. Carey 3/31/2022 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)
The following tables present information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended March 31,
	2022		2021
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Land, buildings and improvements and intangibles	$14,227	$20,179	$—	$—
Equity method investments	—	—	8,175	6,830
		$20,179		$6,830

Impairment charges, and their related triggering events and fair value measurements, recognized during the three months ended March 31, 2022 and 2021 were as follows:

Land, Buildings and Improvements and Intangibles

The impairment charges described below are reflected within Impairment charges in our consolidated statements of income.

During the three months ended March 31, 2022, we recognized an impairment charge of $10.9 million on a property in order to reduce its carrying value to its estimated fair value, which declined due to changes in expected cash flows related to the existing tenant’s lease expiration in 2023. The fair value measurement was determined by estimating discounted cash flows using two significant unobservable inputs, which were the cash flow discount rate (14.0%) and terminal capitalization rate (11.0%)

In March 2022, we entered into a transaction to restructure certain leases with Pendragon PLC (a tenant at certain automotive dealerships in the United Kingdom). Under this restructuring, we extended the leases on 30 properties by 11 years (no change to rent) and entered into an agreement to dispose of 12 properties, with the tenant continuing to pay rent until the earlier of sale date or certain specified dates over the following 12 months. As a result, during the three months ended March 31, 2022, we recognized impairment charges totaling $9.3 million on six of these properties in order to reduce the carrying values of the properties to their estimated fair values. The fair value measurements for the properties were determined using a direct capitalization rate analysis; the capitalization rate for the various scenarios ranged from 4.75% to 10.00%.

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

W. P. Carey 3/31/2022 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)
Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2021 Annual Report. At both March 31, 2022 and December 31, 2021, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Foreign currency collars	Other assets, net	$23,761	$19,484	$—	$—
Interest rate swap	Other assets, net	11	—	—	—
Interest rate cap	Other assets, net	4	1	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(390)	(1,311)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(101)	(908)
		23,776	19,485	(491)	(2,219)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	4,600	4,600	—	—
Foreign currency collars	Other assets, net	284	—	—	—
		4,884	4,600	—	—
Total derivatives		$28,660	$24,085	$(491)	$(2,219)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (a)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2022	2021
Foreign currency collars	$5,198	$16,167
Interest rate swaps	781	3,413
Interest rate caps	3	2
Total	$5,982	$19,582

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2022	2021
Foreign currency collars	Non-operating income	$2,104	$(1,181)
Interest rate swaps and caps (b)	Interest expense	(164)	(326)
Total		$1,940	$(1,507)
__________
(a)Excludes net gains of $1.4 million and $0.3 million recognized on unconsolidated jointly owned investments for the three months ended March 31, 2022 and 2021, respectively.
(b)Amount for the three months ended March 31, 2021 excludes other comprehensive income totaling $3.1 million that was released from the consolidated financial statements (along with the related liability balances) upon the termination of interest rate swaps in connection with certain prepayments of non-recourse mortgage loans during the period.

W. P. Carey 3/31/2022 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)
Amounts reported in Other comprehensive (loss) income related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Non-operating income when the hedged foreign currency contracts are settled. As of March 31, 2022, we estimate that an additional $0.2 million and $11.1 million will be reclassified as Interest expense and Non-operating income, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2022	2021
Foreign currency collars	Non-operating income	$1,208	$1,000
Interest rate swaps	Interest expense	187	906
Derivatives Not in Cash Flow Hedging Relationships
Foreign currency collars	Other gains and (losses)	284	—
Total		$1,679	$1,906

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

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at March 31, 2022 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2022 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	2	46,892	EUR	$(48)
Interest rate swap	1	16,032	USD	(42)
Interest rate cap	1	10,686	EUR	4
				$(86)
__________
(a)Fair value amounts are based on the exchange rate of the euro or British pound sterling at March 31, 2022, as applicable.

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

W. P. Carey 3/31/2022 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)
The following table presents the foreign currency collars that we had outstanding at March 31, 2022 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2022
Designated as Cash Flow Hedging Instruments
Foreign currency collars	81	305,000	EUR	$21,566
Foreign currency collars	86	54,060	GBP	1,805
Not Designated as Cash Flow Hedging Instruments
Foreign currency collars	3	19,600	EUR	284
				$23,655

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2022. At March 31, 2022, our total credit exposure and the maximum exposure to any single counterparty was $23.8 million and $5.6 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At March 31, 2022, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $0.5 million and $2.2 million at March 31, 2022 and December 31, 2021, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at March 31, 2022 or December 31, 2021, we could have been required to settle our obligations under these agreements at their aggregate termination value of $0.5 million and $2.3 million, respectively.

Net Investment Hedges

Borrowings under our Senior Unsecured Notes, Unsecured Revolving Credit Facility, and Unsecured Term Loans (all as defined in Note 10) denominated in euro, British pounds sterling, or Japanese yen are designated as, and are effective as, economic hedges of our net investments in foreign entities.

Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under our euro-denominated senior notes and changes in the value of our euro, Japanese yen, and British pound sterling borrowings under our Senior Unsecured Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. Such gains (losses) related to non-derivative net investment hedges were $76.9 million and $142.5 million for the three months ended March 31, 2022 and 2021, respectively.

Note 10. Debt

Senior Unsecured Credit Facility

On February 20, 2020, we entered into the Fourth Amended and Restated Credit Facility, which had capacity of approximately $2.1 billion, comprised of (i) a $1.8 billion unsecured revolving credit facility for our working capital needs, acquisitions, and other general corporate purposes (our “Unsecured Revolving Credit Facility”), (ii) a £150.0 million term loan (our “Term Loan”), and (iii) a €96.5 million delayed draw term loan (our “Delayed Draw Term Loan”). We refer to our Term Loan and Delayed Draw Term Loan collectively as the “Unsecured Term Loans” and the entire facility collectively as our “Senior Unsecured Credit Facility.”

The Senior Unsecured Credit Facility includes the ability to borrow in certain currencies other than U.S. dollars and has a maturity date of February 20, 2025. The aggregate principal amount (of revolving and term loans) available under the Senior Unsecured Credit Facility may be increased up to an amount not to exceed the U.S. dollar equivalent of $2.75 billion, subject to the conditions to increase set forth in our Credit Agreement, as described above.

W. P. Carey 3/31/2022 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)
In April 2022, we increased the Term Loan to £270.0 million and the Delayed Draw Term Loan to €215.0 million, thereby increasing the total capacity of our Senior Unsecured Credit Facility to approximately $2.4 billion (Note 16).

As of both March 31, 2022 and December 31, 2021, we have drawn down our Unsecured Term Loans in full.

At March 31, 2022, our Unsecured Revolving Credit Facility had available capacity of approximately $1.3 billion (net of amounts reserved for standby letters of credit totaling $0.6 million). We incur an annual facility fee of 0.20% of the total commitment on our Unsecured Revolving Credit Facility, which is included within Interest expense in our consolidated statements of income.

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

	Interest Rate at March 31, 2022 (a)	Maturity Date at March 31, 2022	Principal Outstanding Balance at
Senior Unsecured Credit Facility			March 31, 2022	December 31, 2021
Unsecured Revolving Credit Facility:
Borrowing in euros (b)	EURIBOR + 0.85%	2/20/2025	$283,076	$205,001
Borrowing in British pounds sterling (c) (d)	SONIA + 0.8826%	2/20/2025	173,217	184,660
Borrowing in Japanese yen (e)	TIBOR + 0.85%	2/20/2025	19,792	20,935
			476,085	410,596
Unsecured Term Loans:
Term Loan — borrowing in British pounds sterling (c) (d) (f)	SONIA + 0.9826%	2/20/2025	196,838	202,183
Delayed Draw Term Loan — borrowing in euros (b)	EURIBOR + 0.95%	2/20/2025	107,125	109,296
			303,963	311,479
			$780,048	$722,075
__________
(a)The applicable interest rate at March 31, 2022 was based on the credit rating for our Senior Unsecured Notes of BBB/Baa2 .
(b)EURIBOR means Euro Interbank Offered Rate.
(c)SONIA means Sterling Overnight Index Average.
(d)Interest rate includes both a spread adjustment to the base rate and a credit spread.
(e)TIBOR means Tokyo Interbank Offered Rate.
(f)Balance excludes unamortized discount of $0.8 million and $0.9 million at March 31, 2022 and December 31, 2021, respectively.

Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $5.7 billion at March 31, 2022 (the “Senior Unsecured Notes”).

We redeemed the €500.0 million of 2.0% Senior Notes due 2023 in March 2021. In connection with this redemption, we paid a “make-whole” amount of $26.2 million (based on the exchange rate of the euro as of the date of redemption) and recognized a loss on extinguishment of $28.2 million, which is included within Other gains and (losses) on our consolidated statements of income for the three months ended March 31, 2021.

W. P. Carey 3/31/2022 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)
Interest on the Senior Unsecured Notes is payable annually in arrears for our euro-denominated senior notes and semi-annually for U.S. dollar-denominated senior notes. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 20 to 35 basis points. The following table presents a summary of our Senior Unsecured Notes outstanding at March 31, 2022 (currency in thousands):

		Principal Amount	Coupon Rate	Maturity Date	Principal Outstanding Balance at
Senior Unsecured Notes, net (a)	Issue Date				March 31, 2022	December 31, 2021
4.6% Senior Notes due 2024	3/14/2014	$500,000	4.6%	4/1/2024	$500,000	$500,000
2.25% Senior Notes due 2024	1/19/2017	€500,000	2.25%	7/19/2024	555,050	566,300
4.0% Senior Notes due 2025	1/26/2015	$450,000	4.0%	2/1/2025	450,000	450,000
2.250% Senior Notes due 2026	10/9/2018	€500,000	2.250%	4/9/2026	555,050	566,300
4.25% Senior Notes due 2026	9/12/2016	$350,000	4.25%	10/1/2026	350,000	350,000
2.125% Senior Notes due 2027	3/6/2018	€500,000	2.125%	4/15/2027	555,050	566,300
1.350% Senior Notes due 2028	9/19/2019	€500,000	1.350%	4/15/2028	555,050	566,300
3.850% Senior Notes due 2029	6/14/2019	$325,000	3.850%	7/15/2029	325,000	325,000
0.950% Senior Notes due 2030	3/8/2021	€525,000	0.950%	6/1/2030	582,803	594,615
2.400% Senior Notes due 2031	10/14/2020	$500,000	2.400%	2/1/2031	500,000	500,000
2.450% Senior Notes due 2032	10/15/2021	$350,000	2.450%	2/1/2032	350,000	350,000
2.250% Senior Notes due 2033	2/25/2021	$425,000	2.250%	4/1/2033	425,000	425,000
					$5,703,003	$5,759,815
__________
(a)Aggregate balance excludes unamortized deferred financing costs totaling $27.3 million and $28.7 million, and unamortized discount totaling $27.8 million and $29.2 million, at March 31, 2022 and December 31, 2021, respectively.

Covenants

The Credit Agreement, each of the Senior Unsecured Notes, and certain of our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. There have been no significant changes in our debt covenants from what was disclosed in the 2021 Annual Report. We were in compliance with all of these covenants at March 31, 2022.

Non-Recourse Mortgages

At March 31, 2022, the weighted-average interest rate for our total non-recourse mortgage notes payable was 3.8% (fixed-rate and variable-rate non-recourse mortgage notes payable were 4.8% and 1.9%, respectively), with maturity dates ranging from June 2022 to September 2031.

Repayments

During the three months ended March 31, 2022, we prepaid a non-recourse mortgage loan of $8.1 million with an interest rate of 5.6%. We recognized a net loss on extinguishment of debt of $0.9 million on this repayment, which is included within Other gains and (losses) on our consolidated statements of income.

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

Foreign Currency Exchange Rate Impact

During the three months ended March 31, 2022, the U.S. dollar strengthened against the euro, resulting in an aggregate decrease of $80.9 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2021 to March 31, 2022.

W. P. Carey 3/31/2022 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)
Scheduled Debt Principal Payments

Scheduled debt principal payments as of March 31, 2022 are as follows (in thousands):

Years Ending December 31,	Total
2022 (remainder)	$39,653
2023	187,481
2024	1,093,794
2025	1,282,123
2026	937,121
Thereafter through 2033	3,294,675
Total principal payments	6,834,847
Unamortized discount, net	(29,198)
Unamortized deferred financing costs	(27,418)
Total	$6,778,231

Certain amounts in the table above are based on the applicable foreign currency exchange rate at March 31, 2022.

Note 11. Commitments and Contingencies

At March 31, 2022, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2021 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the three months ended March 31, 2022. We recorded stock-based compensation expense of $7.8 million and $5.4 million during the three months ended March 31, 2022 and 2021, respectively, which was included in Stock-based compensation expense in the consolidated financial statements.

Restricted and Conditional Awards

Nonvested restricted share awards (“RSAs”), restricted share units (“RSUs”), and performance share units (“PSUs”) at March 31, 2022 and changes during the three months ended March 31, 2022 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2022	306,994	$71.21	398,255	$86.86
Granted (a)	211,124	80.09	144,311	104.97
Vested (b)	(134,271)	72.49	(165,615)	92.16
Forfeited	(1,008)	77.17	—	—
Adjustment (c)	—	—	86,505	87.28
Nonvested at March 31, 2022 (d)	382,839	$75.64	463,456	$91.77
__________
W. P. Carey 3/31/2022 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)
(a)The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period and (ii) future financial performance projections. To estimate the fair value of PSUs granted during the three months ended March 31, 2022, we used a risk-free interest rate of 1.2%, an expected volatility rate of 36.7%, and assumed a dividend yield of zero.
(b)The grant date fair value of shares vested during the three months ended March 31, 2022 was $25.0 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At March 31, 2022 and December 31, 2021, we had an obligation to issue 1,185,183 and 1,104,020 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $57.2 million and $49.8 million, respectively.
(c)Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments at March 31, 2022 to reflect the number of shares expected to be issued when the PSUs vest.
(d)At March 31, 2022, total unrecognized compensation expense related to these awards was approximately $53.4 million, with an aggregate weighted-average remaining term of 2.4 years.

Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Net income — basic and diluted	$156,995	$51,634

Weighted-average shares outstanding — basic	191,911,414	176,640,861
Effect of dilutive securities	505,228	324,649
Weighted-average shares outstanding — diluted	192,416,642	176,965,510

For the three months ended March 31, 2022 and 2021, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

ATM Program

Our ATM Program is discussed in the 2021 Annual Report. The following table sets forth certain information regarding the issuance of shares of our common stock under our ATM Program during the periods presented (net proceeds in thousands):

	Three Months Ended March 31,
	2022	2021
Shares of common stock issued	2,249,227	2,020,115
Weighted-average price per share	$80.60	$70.26
Net proceeds	$178,994	$140,220

As of March 31, 2022, $90.8 million remained available for issuance under our ATM Program. See Note 16, Subsequent Events for issuances under our ATM Program subsequent to March 31, 2022 and through the date of this Report.

W. P. Carey 3/31/2022 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)
Forward Equity Offerings

We refer to our three forward equity offerings presented below as the June 2020 Equity Forwards, June 2021 Equity Forwards, and August 2021 Equity Forwards (collectively, the “Equity Forwards”), which are discussed in the 2021 Annual Report (gross offering proceeds at closing in thousands):

	Agreement Date (a)	Shares Offered (b)	Gross Offering Price	Gross Offering Proceeds at Closing	Outstanding Shares as of March 31, 2022
June 2020 Equity Forwards (c)	6/17/2020	5,462,500	$70.00	$382,375	—
June 2021 Equity Forwards (d)	6/7/2021	6,037,500	75.30	454,624	—
August 2021 Equity Forwards	8/9/2021	5,175,000	78.00	403,650	3,925,000
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
(d)All remaining outstanding shares were settled during the three months ended December 31, 2021.

During the three months ended March 31, 2022 and 2021, we did not issue any shares of our common stock under our Equity Forwards.

W. P. Carey 3/31/2022 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)
Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31, 2022
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$16,347	$(256,705)	$18,688	$(221,670)
Other comprehensive income before reclassifications	9,310	(9,152)	—	158
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(2,104)	—	—	(2,104)
Interest expense	164	—	—	164
Other gains and (losses) (Note 8)	—	—	(18,688)	(18,688)
Total	(1,940)	—	(18,688)	(20,628)
Net current period other comprehensive loss	7,370	(9,152)	(18,688)	(20,470)
Ending balance	$23,717	$(265,857)	$—	$(242,140)

	Three Months Ended March 31, 2021
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$(18,937)	$(220,969)	$—	$(239,906)
Other comprehensive income before reclassifications	18,412	(13,902)	—	4,510
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	1,181	—	—	1,181
Interest expense	326	—	—	326
Total	1,507	—	—	1,507
Net current period other comprehensive income	19,919	(13,902)	—	6,017
Ending balance	$982	$(234,871)	$—	$(233,889)

See Note 9 for additional information on our derivatives activity recognized within Other comprehensive (loss) income for the periods presented.

Dividends Declared

During the first quarter of 2022, our Board declared a quarterly dividend of $1.057 per share, which was paid on April 14, 2022 to stockholders of record as of March 31, 2022.

Note 13. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three months ended March 31, 2022 and 2021.

W. P. Carey 3/31/2022 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)
Certain of our subsidiaries have elected TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three months ended March 31, 2022 and 2021.

Current income tax expense was $8.3 million and $8.4 million for the three months ended March 31, 2022 and 2021, respectively. Deferred income tax benefit was $1.2 million and $2.6 million for the three months ended March 31, 2022 and 2021, respectively.

Note 14. Property Dispositions

We have an active capital recycling program, with a goal of extending the average lease term through reinvestment, improving portfolio credit quality through dispositions and acquisitions of assets, increasing the asset criticality factor in our portfolio, and/or executing strategic dispositions of assets. We may decide to dispose of a property when it is vacant as a result of tenants vacating space, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our consolidated balance sheet. All property dispositions are recorded within our Real Estate segment and are also discussed in Note 4.

2022 — During three months ended March 31, 2022, we sold six properties for total proceeds, net of selling costs, of $26.7 million and recognized a net gain on these sales totaling $11.2 million.

2021 — During the three months ended March 31, 2021, we sold two properties for total proceeds, net of selling costs, of $13.4 million and recognized a net gain on these sales totaling $9.4 million (inclusive of income taxes totaling less than $0.1 million recognized upon sale). In addition, during the three months ended March 31, 2021, we received gross proceeds of $74.6 million in connection with the sale of a seven-property international portfolio that closed in April 2021.
W. P. Carey 3/31/2022 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)
Note 15. Segment Reporting

We evaluate our results from operations through our two major business segments: Real Estate and Investment Management. The following tables present a summary of comparative results and assets for these business segments (in thousands):

Real Estate

	Three Months Ended March 31,
	2022	2021
Revenues
Lease revenues	$307,725	$284,665
Income from direct financing leases and loans receivable	18,379	17,742
Lease termination income and other	14,122	1,585
Operating property revenues (a)	3,865	2,179
	344,091	306,171

Operating Expenses
Depreciation and amortization	115,393	110,322
General and administrative	23,084	22,083
Impairment charges	20,179	—
Reimbursable tenant costs	16,960	15,758
Property expenses, excluding reimbursable tenant costs	13,779	10,883
Stock-based compensation expense	7,833	5,381
Operating property expenses	2,787	1,911
Merger and other expenses	(2,325)	(491)
	197,690	165,847
Other Income and Expenses
Interest expense	(46,053)	(51,640)
Other gains and (losses)	34,418	(42,189)
Gain on sale of real estate, net	11,248	9,372
Non-operating income	8,542	6,272
Losses from equity method investments in real estate	(787)	(11,119)
	7,368	(89,304)
Income before income taxes	153,769	51,020
Provision for income taxes	(6,913)	(6,426)
Net Income from Real Estate	146,856	44,594
Net loss (income) attributable to noncontrolling interests	2	(7)
Net Income from Real Estate Attributable to W. P. Carey	$146,858	$44,587

W. P. Carey 3/31/2022 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)
Investment Management

	Three Months Ended March 31,
	2022	2021
Revenues
Asset management and other revenue	$3,420	$3,954
Reimbursable costs from affiliates	927	1,041
	4,347	4,995
Operating Expenses
Reimbursable costs from affiliates	927	1,041
Merger and other expenses	3	15
	930	1,056
Other Income and Expenses
Earnings from equity method investments in the Managed Programs	5,559	1,386
Other gains and (losses)	1,327	1,001
Non-operating income	4	84
	6,890	2,471
Income before income taxes	10,307	6,410
(Provision for) benefit from income taxes	(170)	637
Net Income from Investment Management Attributable to W. P. Carey	$10,137	$7,047

Total Company

	Three Months Ended March 31,
	2022	2021
Revenues	$348,438	$311,166
Operating expenses	198,620	166,903
Other income and (expenses)	14,258	(86,833)
Provision for income taxes	(7,083)	(5,789)
Net loss (income) attributable to noncontrolling interests	2	(7)
Net income attributable to W. P. Carey	$156,995	$51,634

	Total Assets at
	March 31, 2022	December 31, 2021
Real Estate	$15,427,500	$15,344,703
Investment Management	142,032	135,927
Total Company	$15,569,532	$15,480,630
__________
(a)Operating property revenues from our hotels include $2.2 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively, generated from a hotel in Bloomington, Minnesota (revenues reflect higher occupancy as the hotel’s business recovered from the COVID-19 pandemic).

W. P. Carey 3/31/2022 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)
Note 16. Subsequent Events

Acquisition and Completion Construction Project

In April 2022, we completed an acquisition of two industrial properties for $38.2 million.

In addition, in April 2022, we completed a construction project for a renovation at an existing property for $69.5 million.

Dispositions

In April 2022, we sold six properties for gross proceeds of approximately $44.1 million (based on the exchange rate of the British pound sterling on the dates of disposition, as applicable).

Issuances Under our ATM Program

In April 2022, we issued 491,068 shares of our common stock under our ATM Program at a weighted-average price of $81.70 per share for net proceeds of approximately $39 million. As of the date of this Report, approximately $50.7 million remained available for issuance under our ATM Program (Note 12).

Increase in Capacity of Senior Unsecured Credit Facility

In April 2022, in accordance with our Credit Agreement, we increased the Term Loan to £270.0 million and the Delayed Draw Term Loan to €215.0 million, thereby increasing the total capacity of our Senior Unsecured Credit Facility to approximately $2.4 billion. To facilitate the increases, we entered into a Second Amendment to the Credit Agreement. There were no other changes to the terms of our Credit Agreement. We used the approximately $300 million of proceeds from this increase in the capacity of our Unsecured Term Loans to partially repay amounts outstanding under our Unsecured Revolving Credit Facility (Note 10).
W. P. Carey 3/31/2022 10-Q – 36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. This item also provides our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. The discussion also breaks down the financial results of our business by segment to provide a better understanding of how these segments and their results affect our financial condition and results of operations. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2021 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Refer to Item 1 of the 2021 Annual Report for a description of our business.

Significant Developments

Proposed Merger with CPA:18 – Global

On February 27, 2022, we, CPA:18 – Global, CPA:18 LP, and certain of our subsidiaries entered into the Merger Agreement, pursuant to which CPA:18 – Global will merge with and into one of our indirect subsidiaries in exchange for shares of our common stock and cash (Note 1). Under the terms of the Merger Agreement, a special committee of the board of directors of CPA:18 – Global, consisting of all the independent directors of CPA:18 – Global, was allowed to solicit, receive, evaluate, and enter into negotiations with respect to alternative proposals from third parties for a 30-day period following the execution of the Merger Agreement. This “go-shop” period expired on March 30, 2022, with no qualifying proposals or offers being received. On April 4, 2022, we filed a registration statement on Form S-4 with the SEC to register the shares of our common stock to be issued in the Proposed Merger. On April 25, 2022, we filed a Form S-4/A, which was declared effective by the SEC on April 27, 2022. CPA:18 – Global intends to mail the proxy statement/prospectus contained therein to CPA:18 – Global’s stockholders in connection with the Proposed Merger in early May 2022. The Proposed Merger and related transactions are subject to a number of closing conditions, including approval by the stockholders of CPA:18 – Global at a special meeting scheduled for July 26, 2022. If this approval is obtained and the other closing conditions are met, we currently expect the transaction to close in early August 2022, although there can be no assurance that the Proposed Merger will be completed at such time or at all.

COVID-19

We continue to actively engage in discussions with our tenants regarding the impact of the COVID-19 pandemic on their business operations, liquidity, and financial position. Through the date of this Report, we received from tenants over 99.7% of contractual base rent that was due during the first quarter of 2022 (based on contractual minimum annualized base rent (“ABR”) as of December 31, 2021). Given the ongoing uncertainty around the duration and severity of the impact of the COVID-19 pandemic, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent. Therefore, information provided in this Report regarding recent rent collections should not serve as an indication of expected future rent collections.

Financial Highlights

During the three months ended March 31, 2022, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•We acquired five investments totaling $265.0 million (Note 4).
•We completed two construction projects at a cost totaling $25.2 million (Note 4).
•We funded approximately $18.0 million for a construction loan to build a retail complex in Las Vegas, Nevada, during the three months ended March 31, 2022. Through March 31, 2022, we have funded $121.7 million (Note 7).
•We committed to fund two build-to-suit or expansion projects totaling $24.9 million. We currently expect to complete the projects in 2022 and 2023 (Note 4).

W. P. Carey 3/31/2022 10-Q – 37

Dispositions

•As part of our active capital recycling program, we disposed of six properties for total proceeds, net of selling costs, of $26.7 million (Note 14).
•In January 2022, WLT redeemed in full our 1,300,000 shares of its preferred stock for gross proceeds of $65.0 million (Note 8).

Financing and Capital Markets Transactions

•We issued 2,249,227 shares of our common stock under our ATM Program at a weighted-average price of $80.60 per share, for net proceeds of $179.0 million (Note 12).

Investment Management

Assets Under Management

•As of March 31, 2022, we managed total assets of approximately $2.6 billion on behalf of CPA:18 – Global and CESH. The vast majority of our Investment Management earnings are generated from asset management fees and our ownership interests in CPA:18 – Global and CESH. However, subject to the terms and conditions of the Merger Agreement, upon consummation of the Proposed Merger, we will no longer receive fees and distributions from CPA:18 – Global, and as a result, Investment Management earnings are expected to decline in future periods (Note 1).

Dividends to Stockholders

In March 2022, we declared cash dividends totaling $1.057 per share (Note 12).

Consolidated Results

(in thousands, except shares)

	Three Months Ended March 31,
	2022	2021
Revenues from Real Estate	$344,091	$306,171
Revenues from Investment Management	4,347	4,995
Total revenues	348,438	311,166

Net income from Real Estate attributable to W. P. Carey	146,858	44,587
Net income from Investment Management attributable to W. P. Carey	10,137	7,047
Net income attributable to W. P. Carey	156,995	51,634

Dividends declared	205,497	187,481

Net cash provided by operating activities	235,882	188,444
Net cash used in investing activities	(229,054)	(76,466)
Net cash provided by (used in) financing activities	35,697	(132,780)

Supplemental financial measures (a):
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Real Estate	252,014	210,328
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management	6,812	6,158
Adjusted funds from operations attributable to W. P. Carey (AFFO)	258,826	216,486

Diluted weighted-average shares outstanding	192,416,642	176,965,510
__________
W. P. Carey 3/31/2022 10-Q – 38

(a)We consider Adjusted funds from operations (“AFFO”), a supplemental measure that is not defined by GAAP (a “non-GAAP measure”), to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Revenues

Total revenues increased for the three months ended March 31, 2022 as compared to the same period in 2021. Real Estate revenue increased primarily due to higher lease revenues (substantially as a result of property acquisition activity and rent escalations, partially offset by property dispositions) and higher lease termination and other income (Note 4).

Net Income Attributable to W. P. Carey

Net income attributable to W. P. Carey increased for the three months ended March 31, 2022 as compared to the same period in 2021. Net income from Real Estate attributable to W. P. Carey increased primarily due to a lower loss on extinguishment of debt (Note 10), a non-cash unrealized gain recognized on our investment in common shares of WLT (Note 8), the impact of real estate acquisitions, and higher lease termination and other income, partially offset by higher impairment charges (Note 8) and a non-cash unrealized gain recognized on our investment in shares of Lineage Logistics during the prior year period (Note 8).

AFFO

AFFO increased for the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to higher lease revenues from net investment activity and rent escalations, as well as higher lease termination and other income.

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

Portfolio Summary

	March 31, 2022	December 31, 2021
ABR (in thousands)	$1,262,953	$1,247,764
Number of net-leased properties	1,336	1,304
Number of operating properties (a)	20	20
Number of tenants (net-leased properties)	356	352
Total square footage (net-leased properties, in thousands)	157,368	155,674
Occupancy (net-leased properties)	98.5%	98.5%
Weighted-average lease term (net-leased properties, in years)	10.8	10.8
Number of countries	24	24
Total assets (in thousands)	$15,569,532	$15,480,630
Net investments in real estate (in thousands)	13,067,807	13,037,369

	Three Months Ended March 31,
	2022	2021
Acquisition volume (in millions) (b)	$283.0	$149.3
Construction projects completed (in millions)	25.2	55.1
Average U.S. dollar/euro exchange rate	1.1223	1.2051
Average U.S. dollar/British pound sterling exchange rate	1.3418	1.3775

__________
W. P. Carey 3/31/2022 10-Q – 39

(a)At both March 31, 2022 and December 31, 2021, operating properties consisted of 19 self-storage properties (of which we consolidated ten, with an average occupancy of 95.3% as of March 31, 2022) and one hotel property with an average occupancy of 49.7% for the three months ended March 31, 2022 (due to the adverse effect of the COVID-19 pandemic).
(b)Amount for the three months ended March 31, 2022 includes $18.0 million of funding for a construction loan (Note 7).

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at March 31, 2022 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
U-Haul Moving Partners Inc. and Mercury Partners, LP	Net lease self-storage properties in the U.S.	78	$38,751	3.1%	2.1
State of Andalucía (a)	Government office properties in Spain	70	30,465	2.4%	12.7
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	Do-it-yourself retail properties in Germany	35	28,361	2.3%	14.9
Metro Cash & Carry Italia S.p.A. (a)	Business-to-business wholesale stores in Italy and Germany	20	28,313	2.2%	6.5
OBI Group (a)	Do-it-yourself retail properties in Poland	26	22,994	1.8%	8.4
Extra Space Storage, Inc.	Net lease self-storage properties in the U.S.	27	22,957	1.8%	22.1
Pendragon PLC (a)	Automotive dealerships in the United Kingdom	66	22,607	1.8%	12.7
Marriott Corporation	Net lease hotel properties in the U.S.	18	21,350	1.7%	1.8
Advance Auto Parts, Inc.	Distribution facilities in the U.S.	29	19,851	1.6%	10.8
Nord Anglia Education, Inc.	K-12 private schools in the U.S.	3	19,473	1.5%	21.5
Total		372	$255,122	20.2%	10.7
__________
(a)ABR amounts are subject to fluctuations in foreign currency exchange rates.

W. P. Carey 3/31/2022 10-Q – 40

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
South
Texas	$104,269	8.2%	11,869	7.6%
Florida	52,074	4.1%	4,456	2.8%
Georgia	24,737	2.0%	3,512	2.2%
Tennessee	24,072	1.9%	3,980	2.5%
Alabama	18,456	1.5%	3,085	2.0%
Other (b)	15,236	1.2%	2,254	1.4%
Total South	238,844	18.9%	29,156	18.5%
Midwest
Illinois	60,434	4.8%	8,328	5.3%
Minnesota	32,478	2.6%	3,225	2.0%
Indiana	26,525	2.1%	4,734	3.0%
Ohio	18,368	1.4%	3,921	2.5%
Wisconsin	17,225	1.4%	3,420	2.2%
Michigan	15,194	1.2%	2,599	1.7%
Other (b)	32,668	2.6%	5,073	3.2%
Total Midwest	202,892	16.1%	31,300	19.9%
East
North Carolina	36,174	2.9%	8,098	5.2%
Pennsylvania	31,079	2.4%	3,673	2.3%
New Jersey	22,953	1.8%	1,235	0.8%
Massachusetts	21,964	1.7%	1,387	0.9%
New York	18,881	1.5%	2,221	1.4%
South Carolina	14,850	1.2%	4,088	2.6%
Other (b)	47,714	3.8%	8,009	5.1%
Total East	193,615	15.3%	28,711	18.3%
West
California	68,666	5.4%	6,445	4.1%
Arizona	29,985	2.4%	3,365	2.1%
Other (b)	62,858	5.0%	6,720	4.3%
Total West	161,509	12.8%	16,530	10.5%
United States Total	796,860	63.1%	105,697	67.2%
International
Spain	64,573	5.1%	5,078	3.2%
Germany	60,910	4.8%	6,440	4.1%
Poland	59,059	4.7%	7,959	5.1%
United Kingdom	57,878	4.6%	5,062	3.2%
The Netherlands	55,719	4.4%	6,990	4.4%
Italy	26,625	2.1%	2,386	1.5%
France	20,138	1.6%	1,685	1.1%
Denmark	19,464	1.5%	2,681	1.7%
Croatia	17,084	1.4%	1,726	1.1%
Canada	15,246	1.2%	2,376	1.5%
Other (c)	69,397	5.5%	9,288	5.9%
International Total	466,093	36.9%	51,671	32.8%
Total	$1,262,953	100.0%	157,368	100.0%

W. P. Carey 3/31/2022 10-Q – 41

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$326,127	25.8%	54,559	34.7%
Warehouse	300,249	23.8%	55,922	35.5%
Office	242,852	19.2%	16,050	10.2%
Retail (d)	221,266	17.5%	19,243	12.2%
Self Storage (net lease)	61,708	4.9%	5,810	3.7%
Other (e)	110,751	8.8%	5,784	3.7%
Total	$1,262,953	100.0%	157,368	100.0%
__________
(a)Includes square footage for any vacant properties.
(b)Other properties within South include assets in Louisiana, Arkansas, Oklahoma, and Mississippi. Other properties within Midwest include assets in Missouri, Kansas, Nebraska, Iowa, North Dakota, and South Dakota. Other properties within East include assets in Virginia, Kentucky, Maryland, Connecticut, West Virginia, New Hampshire, and Maine. Other properties within West include assets in Oregon, Utah, Colorado, Washington, Nevada, Hawaii, New Mexico, Idaho, Wyoming, and Montana.
(c)Includes assets in Lithuania, Finland, Norway, Mexico, Hungary, Portugal, the Czech Republic, Austria, Sweden, Slovakia, Japan, Latvia, and Estonia.
(d)Includes automotive dealerships.
(e)Includes ABR from tenants within the following property types: education facility, hotel (net lease), laboratory, theater, fitness facility, student housing (net lease), funeral home, restaurant, and land.

W. P. Carey 3/31/2022 10-Q – 42

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$272,676	21.6%	34,127	21.7%
Consumer Services	108,941	8.6%	8,092	5.1%
Automotive	80,974	6.4%	12,310	7.8%
Beverage and Food	79,467	6.3%	10,182	6.5%
Grocery	73,081	5.8%	7,756	4.9%
Cargo Transportation	63,939	5.1%	9,491	6.0%
Healthcare and Pharmaceuticals	60,000	4.8%	5,372	3.4%
Construction and Building	50,964	4.0%	9,077	5.8%
Business Services	48,092	3.8%	4,018	2.5%
Capital Equipment	44,679	3.5%	7,387	4.7%
Durable Consumer Goods	44,568	3.5%	10,276	6.5%
Hotel and Leisure	42,100	3.3%	2,214	1.4%
Containers, Packaging, and Glass	40,121	3.2%	6,713	4.3%
Sovereign and Public Finance	40,082	3.2%	3,241	2.1%
High Tech Industries	31,275	2.5%	3,315	2.1%
Insurance	26,114	2.1%	1,749	1.1%
Banking	19,625	1.6%	1,216	0.8%
Non-Durable Consumer Goods	17,710	1.4%	5,940	3.8%
Aerospace and Defense	15,791	1.3%	1,358	0.9%
Metals	15,376	1.2%	3,124	2.0%
Telecommunications	15,152	1.2%	1,479	0.9%
Chemicals, Plastics, and Rubber	14,372	1.1%	1,853	1.2%
Media: Broadcasting and Subscription	13,227	1.0%	784	0.5%
Wholesale	12,988	1.0%	2,005	1.3%
Other (b)	31,639	2.5%	4,289	2.7%
Total	$1,262,953	100.0%	157,368	100.0%
__________
(a)Includes automotive dealerships.
(b)Includes ABR from tenants in the following industries: media: advertising, printing, and publishing, oil and gas, environmental industries, consumer transportation, forest products and paper, real estate, and electricity. Also includes square footage for vacant properties.

W. P. Carey 3/31/2022 10-Q – 43

Lease Expirations
(in thousands, except percentages, number of leases, and number of tenants)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
Remaining 2022	25	19	$24,465	1.9%	1,587	1.0%
2023 (b)	34	29	48,340	3.8%	5,187	3.3%
2024 (c)	44	38	96,381	7.6%	12,401	7.9%
2025	51	30	60,040	4.8%	7,116	4.5%
2026	41	29	58,300	4.6%	8,248	5.2%
2027	58	34	85,309	6.8%	8,895	5.7%
2028	42	24	63,359	5.0%	5,572	3.5%
2029	50	23	55,590	4.4%	6,702	4.3%
2030	27	23	65,025	5.2%	5,520	3.5%
2031	33	17	64,767	5.1%	8,055	5.1%
2032	40	20	54,239	4.3%	7,227	4.6%
2033	28	22	76,691	6.1%	10,158	6.5%
2034	47	15	75,574	6.0%	7,765	4.9%
2035	14	14	26,919	2.1%	4,906	3.1%
Thereafter (>2035)	261	104	407,954	32.3%	55,668	35.4%
Vacant	—	—	—	—%	2,361	1.5%
Total	795		$1,262,953	100.0%	157,368	100.0%
__________
(a)Assumes tenants do not exercise any renewal options or purchase options.
(b)Includes ABR of $16.1 million from a tenant (Marriott Corporation) with a lease expiration in January 2023.
(c)Includes ABR of $38.8 million from a tenant (U-Haul Moving Partners, Inc. and Mercury Partners, LP) that holds an option to repurchase the 78 properties it is leasing in April 2024. There can be no assurance that such repurchase will be completed.

Terms and Definitions

Pro Rata Metrics — The portfolio information above contains certain metrics prepared on a pro rata basis. We refer to these metrics as pro rata metrics. We have a number of investments, usually with our affiliates, in which our economic ownership is less than 100%. On a full consolidation basis, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly owned investments, which we do not control, we report our net investment and our net income or loss from that investment. On a pro rata basis, we generally present our proportionate share, based on our economic ownership of these jointly owned investments, of the portfolio metrics of those investments. Multiplying each of our jointly owned investments’ financial statement line items by our percentage ownership and adding or subtracting those amounts from our totals, as applicable, may not accurately depict the legal and economic implications of holding an ownership interest of less than 100% in our jointly owned investments.

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of March 31, 2022. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

W. P. Carey 3/31/2022 10-Q – 44

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

Real Estate

Revenues

The following table presents revenues within our Real Estate segment (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Real Estate Revenues
Lease revenues from:
Existing net-leased properties	$281,290	$279,523	$1,767
Recently acquired net-leased properties	26,541	2,413	24,128
Net-leased properties sold or held for sale	(106)	2,729	(2,835)
Total lease revenues (includes reimbursable tenant costs)	307,725	284,665	23,060
Income from direct financing leases and loans receivable	18,379	17,742	637
Lease termination income and other	14,122	1,585	12,537
Operating property revenues	3,865	2,179	1,686
	$344,091	$306,171	$37,920
Lease Revenues

“Existing net-leased properties” are those that we acquired or placed into service prior to January 1, 2021 and that were not sold or held for sale during the periods presented. For the periods presented, there were 1,114 existing net-leased properties.

For the three months ended March 31, 2022 as compared to the same period in 2021, lease revenues from existing net-leased properties increased due to the following items (in millions):
__________
W. P. Carey 3/31/2022 10-Q – 45

(a)Excludes fixed minimum rent increases, which are reflected as straight-line rent adjustments within lease revenues.
(b)Primarily related to (i) straight-line rent adjustments and (ii) write-offs of above/below-market rent intangibles.

“Recently acquired net-leased properties” are those that we acquired or placed into service subsequent to December 31, 2020 and that were not sold or held for sale during the periods presented. Since January 1, 2021, we acquired 31 investments (comprised of 104 properties and six land parcels under buildings that we already own) and placed one property into service.

“Net-leased properties sold or held for sale” include (i) six net-leased properties disposed of during the three months ended March 31, 2022 and (ii) 24 net-leased properties disposed of during the year ended December 31, 2021. Our dispositions are more fully described in Note 14.

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

For the three months ended March 31, 2022 as compared to the same period in 2021, income from direct financing leases and loans receivable increased due to the following items (in millions):

Lease Termination Income and Other

Lease termination income and other is described in Note 4.

Operating Property Revenues and Expenses

For the periods presented, we recorded operating property revenues from 11 operating properties, comprised of ten self-storage operating properties (which excludes nine self-storage properties accounted for under the equity method) and one hotel operating property. For our hotel operating property, revenues and expenses increased by $1.4 million and $0.9 million, respectively, for the three months ended March 31, 2022 as compared to the same period in 2021, reflecting higher occupancy as the hotel’s business recovers from the ongoing COVID-19 pandemic.

W. P. Carey 3/31/2022 10-Q – 46

Operating Expenses

Depreciation and Amortization

The following table presents depreciation and amortization expense within our Real Estate segment (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Depreciation and Amortization
Net-leased properties	$113,962	$108,503	$5,459
Operating properties	684	696	(12)
Corporate	747	1,123	(376)
	$115,393	$110,322	$5,071

For the three months ended March 31, 2022 as compared to the same period in 2021, depreciation and amortization expense for net-leased properties increased primarily due to the impact of net acquisition activity, partially offset by the weakening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods.

General and Administrative

All general and administrative expenses are attributed to our Real Estate segment.

For the three months ended March 31, 2022 as compared to the same period in 2021, general and administrative expenses allocated to our Real Estate segment increased by $1.0 million, primarily due to higher compensation expense.

Impairment Charges

Our impairment charges are more fully described in Note 8.

Property Expenses, Excluding Reimbursable Tenant Costs

For the three months ended March 31, 2022 as compared to the same period in 2021, property expenses, excluding reimbursable tenant costs, increased by $2.9 million, primarily due to higher carrying costs related to tenant vacancies (which resulted in property expenses no longer being reimbursable) and costs associated with repositioning certain properties.

Stock-based Compensation Expense

Stock-based compensation expense is fully recognized within our Real Estate segment.

For the three months ended March 31, 2022 as compared to the same period in 2021, stock-based compensation expense allocated to our Real Estate segment increased by $2.5 million, primarily due to changes in the projected payout for PSUs.

Merger and Other Expenses

For the three months ended March 31, 2022, merger and other expenses allocated to our Real Estate segment totaled benefits of $2.3 million, primarily comprised of (i) $3.6 million of reversals of estimated liabilities for German real estate transfer taxes that were previously recorded in connection with mergers in prior years and (ii) $0.9 million of costs incurred in connection with the Proposed Merger (Note 1).

W. P. Carey 3/31/2022 10-Q – 47

Other Income and (Expenses), and Provision for Income Taxes

Interest Expense

For the three months ended March 31, 2022 as compared to the same period in 2021, interest expense decreased by $5.6 million, primarily due to the reduction of our mortgage debt outstanding by prepaying or repaying at or close to maturity a total of $785.9 million of non-recourse mortgage loans with a weighted-average interest rate of 4.9% since January 1, 2021 (Note 10) and the redemption of the €500.0 million of 2.0% Senior Notes due 2023 in March 2021, partially offset by three senior unsecured notes issuances totaling $1.4 billion (based on the exchange rate of the euro on the date of issuance for our euro-denominated senior unsecured notes) with a weighted-average interest rate of 1.7% completed since January 1, 2021.

The following table presents certain information about our outstanding debt (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Average outstanding debt balance	$6,920,540	$6,815,684
Weighted-average interest rate	2.5%	2.8%

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on (i) the mark-to-market fair value of equity securities, (ii) extinguishment of debt, and (iii) foreign currency transactions. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation. All of our foreign currency-denominated unsecured debt instruments were designated as net investment hedges during the three months ended March 31, 2022 and 2021. Therefore, no gains and losses on foreign currency transactions were recognized on the remeasurement of such instruments during those periods (Note 9).

The following table presents other gains and (losses) within our Real Estate segment (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Other Gains and (Losses)
Non-cash unrealized gains related to an increase in the fair value of our investment in common shares of WLT (Note 8)	$28,040	$—	$28,040
Realized gains in connection with the redemption of our investment in preferred shares of WLT (Note 8)	18,688	—	18,688
Net realized and unrealized losses on foreign currency transactions (a)	(11,074)	(7,451)	(3,623)
Loss on extinguishment of debt (b)	(892)	(59,882)	58,990
Change in allowance for credit losses on finance receivables (Note 5)	(773)	1,358	(2,131)
Non-cash unrealized gains related to an increase in the fair value of our investment in shares of Lineage Logistics (Note 8)	—	23,381	(23,381)
Other	429	405	24
	$34,418	$(42,189)	$76,607
__________
(a)We make certain foreign currency-denominated intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and amortizing loans, are included in other gains and (losses).
(b)Amount for the three months ended March 31, 2021 is related to the prepayment of mortgage loans (primarily comprised of prepayment penalties totaling $31.8 million) and redemption of the €500.0 million of 2.0% Senior Notes due 2023 in March 2021 (primarily comprised of a “make-whole” amount of $26.2 million related to the redemption) (Note 10).

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gain on the sale of properties that were disposed of during the reporting period. Our dispositions are more fully described in Note 14.

W. P. Carey 3/31/2022 10-Q – 48

Non-Operating Income

Non-operating income primarily consists of realized gains and losses on derivative instruments, dividends from securities, and interest income on our loans to affiliates and cash deposits.

The following table presents non-operating income within our Real Estate segment (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Non-Operating Income
Cash dividends from our investment in Lineage Logistics (Note 8)	$4,308	$6,438	$(2,130)
Realized gains (losses) on foreign currency collars (Note 9)	3,312	(180)	3,492
Cash dividends from our investment in preferred shares of WLT (Note 8)	912	—	912
Interest income related to our loans to affiliates and cash deposits	10	14	(4)
	$8,542	$6,272	$2,270

Losses from Equity Method Investments in Real Estate

Our equity method investments in real estate are more fully described in Note 7. The following table presents losses from equity method investments in real estate (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Losses from Equity Method Investments in Real Estate
Proportionate share of impairment charge recognized on Bank Pekao (Note 7)	$(4,610)	$—	$(4,610)
Earnings from Las Vegas Retail Complex	1,558	—	1,558
Earnings from Johnson Self Storage (a)	939	401	538
Earnings from Kesko Senukai (b)	655	(1,171)	1,826
Other-than-temporary impairment charge on State Farm Mutual Automobile Insurance Co. (Note 8)	—	(6,830)	6,830
Losses from WLT (c)	—	(4,483)	4,483
Other	671	964	(293)
	$(787)	$(11,119)	$10,332
__________
(a)Increase for the three months ended March 31, 2022 as compared to the same period in 2021 are primarily due to higher occupancy rates at these self-storage facilities.
(b)Increase for the three months ended March 31, 2022 as compared to the same period in 2021 is primarily due to higher rent collections at these retail properties, which were adversely impacted by the COVID-19 pandemic.
(c)Loss for the prior year period was primarily due to the adverse impact of the COVID-19 pandemic on WLT’s operations. We recorded losses from this investment on a one quarter lag. This investment was reclassified to equity securities at fair value within Other assets, net on our consolidated balance sheets in January 2022 (Note 8).

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented, we acted as advisor to the following Managed Programs: CPA:18 – Global and CESH. The CWI 1 and CWI 2 Merger closed on April 13, 2020, and as a result, CWI 2 was renamed Watermark Lodging Trust, Inc., for which we provided certain services pursuant to a transition services agreement, which was terminated on October 13, 2021 (Note 3).

We no longer raise capital for new or existing funds, but we currently expect to continue managing CPA:18 – Global and CESH and earn the various fees described below through the end of their respective life cycles. Upon the expected completion of the Proposed Merger, we will no longer receive fees and distributions from CPA:18 – Global, and as a result, Investment Management earnings are expected to decline in future periods (Note 1). As of March 31, 2022, we managed total assets of approximately $2.6 billion on behalf of the Managed Programs.

W. P. Carey 3/31/2022 10-Q – 49

Revenues

The following table presents revenues within our Investment Management segment (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Investment Management Revenues
Asset management and other revenue
CPA:18 – Global	$3,058	$3,138	$(80)
CESH	362	816	(454)
	3,420	3,954	(534)
Reimbursable costs from affiliates
CPA:18 – Global	773	648	125
CESH	154	285	(131)
WLT	—	108	(108)
	927	1,041	(114)
	$4,347	$4,995	$(648)

Asset Management and Other Revenue

Asset management and other revenue includes asset management revenue, structuring revenue, and other advisory revenue. During the periods presented, we earned asset management revenue from (i) CPA:18 – Global based on the value of its real estate-related assets under management and (ii) CESH based on its gross assets under management at fair value. Asset management revenue may increase or decrease depending upon changes in the Managed Programs’ asset bases as a result of purchases, sales, or changes in the appraised value of the real estate-related and lodging-related assets in their investment portfolios. For 2022, we receive asset management fees from (i) CPA:18 – Global in shares of its common stock through February 28, 2022; effective as of March 1, 2022, we receive asset management fees from CPA:18 – Global in cash in light of the Proposed Merger (Note 3), and (ii) CESH in cash.

We earn structuring and other advisory revenue when we structure new investments on behalf of the Managed Programs. Since we no longer raise capital for new or existing funds, structuring and other advisory revenue has recently been and is expected to be insignificant going forward.

Other Income and Expenses

Earnings from Equity Method Investments in the Managed Programs

Earnings from our equity method investments in the Managed Programs fluctuates based on the timing of transactions, such as new leases and property sales, as well as the level of impairment charges. The following table presents the details of our earnings from equity method investments in the Managed Programs (Note 7) (in thousands):

	Three Months Ended March 31,
	2022	2021
Earnings from equity method investments in the Managed Programs:
Earnings (losses) from equity method investments in the Managed Programs (a)	$2,972	$(153)
Distributions of Available Cash from CPA:18 – Global (b)	2,587	1,539
Earnings from equity method investments in the Managed Programs	$5,559	$1,386
__________
(a)Increase for the three months ended March 31, 2022 as compared to the same period in 2021 was due to an increase of $3.1 million from our investment in shares of CPA:18 – Global.
(b)We are entitled to receive distributions of up to 10% of the Available Cash from the operating partnership of CPA:18 – Global, as defined in its operating partnership agreement (Note 3). Distributions of Available Cash received and earned from CPA:18 – Global fluctuate based on the timing of certain events, including acquisitions and dispositions.

W. P. Carey 3/31/2022 10-Q – 50

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

Operating Activities — Net cash provided by operating activities increased by $47.4 million during the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to an increase in cash flow generated from net investment activity and scheduled rent increases at existing properties, higher lease termination and other income, and lower interest expense.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and funding for build-to-suit activities and other capital expenditures on real estate. In addition to these types of transactions, during the three months ended March 31, 2022, we used $18.0 million to fund short-term loans to the Managed Programs, while $7.0 million of such loans were repaid (Note 3). We also received $1.4 million in distributions from equity method investments.

Financing Activities — Our financing activities are generally comprised of borrowings and repayments under our Unsecured Revolving Credit Facility, issuances of the Senior Unsecured Notes, payments and prepayments of non-recourse mortgage loans, and payments of dividends to stockholders. In addition to these types of transactions, during the three months ended March 31, 2022, we received $179.0 million in net proceeds from the issuance of shares under our ATM Program (Note 12).

W. P. Carey 3/31/2022 10-Q – 51

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	March 31, 2022	December 31, 2021
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$5,647,833	$5,701,913
Non-recourse mortgages (a)	223,925	235,898
	5,871,758	5,937,811
Variable rate:
Unsecured Revolving Credit Facility	476,085	410,596
Unsecured Term Loans (a)	303,138	310,583
Non-recourse mortgages (a):
Amount subject to interest rate swaps and caps	75,548	79,055
Floating interest rate mortgage loans	51,702	53,571
	906,473	853,805
	$6,778,231	$6,791,616

Percent of Total Debt
Fixed rate	87%	87%
Variable rate	13%	13%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	2.7%	2.7%
Variable rate (b)	1.3%	1.1%
Total debt	2.5%	2.5%

__________
(a)Aggregate debt balance includes unamortized discount, net, totaling $29.1 million and $30.9 million as of March 31, 2022 and December 31, 2021, respectively, and unamortized deferred financing costs totaling $27.4 million and $28.8 million as of March 31, 2022 and December 31, 2021, respectively.
(b)The impact of our interest rate swaps and caps is reflected in the weighted-average interest rates.

Cash Resources

At March 31, 2022, our cash resources consisted of the following:

•cash and cash equivalents totaling $205.4 million. Of this amount, $76.4 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•our Unsecured Revolving Credit Facility, with available capacity of approximately $1.3 billion (net of amounts reserved for standby letters of credit totaling $0.6 million);
•available proceeds under our Equity Forwards of approximately $289.1 million (based on 3,925,000 remaining shares outstanding and a net offering price of $73.67 per share as of March 31, 2022); and
•unleveraged properties that had an aggregate asset carrying value of approximately $12.4 billion at March 31, 2022, although there can be no assurance that we would be able to obtain financing for these properties.

W. P. Carey 3/31/2022 10-Q – 52

Historically, we have also accessed the capital markets through additional debt (denominated in both U.S. dollars and euros) and equity offerings. During the three months ended March 31, 2022, we issued 2,249,227 shares of common stock under our ATM Program for net proceeds of $179.0 million (Note 12). As of March 31, 2022, we had approximately $289.1 million of available proceeds under our Equity Forwards and $90.8 million remained available for issuance under our ATM Program (Note 12). See Note 16, Subsequent Events for issuances under our ATM Program subsequent to March 31, 2022 and through the date of this Report.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements and Liquidity

As of March 31, 2022, we had $205.4 million of cash and cash equivalents, approximately $1.3 billion of available capacity under our Unsecured Revolving Credit Facility (net of amounts reserved for standby letters of credit totaling $0.6 million), and available proceeds under our Equity Forwards of approximately $289.1 million (based on 3,925,000 remaining shares outstanding and a net offering price of $73.67 per share as of that date). Our Senior Unsecured Credit Facility includes a $1.8 billion Unsecured Revolving Credit Facility and Unsecured Term Loans outstanding totaling $303.1 million as of March 31, 2022 (Note 10), and is scheduled to mature on February 20, 2025. As of March 31, 2022, scheduled debt principal payments total $39.7 million through December 31, 2022 and $227.1 million through December 31, 2023, and our Senior Unsecured Notes do not start to mature until April 2024 (Note 10). In April 2022, we increased the Term Loan to £270.0 million and the Delayed Draw Term Loan to €215.0 million, thereby increasing the total capacity of our Senior Unsecured Credit Facility to approximately $2.4 billion (Note 16).

During the next 12 months following March 31, 2022 and thereafter, we expect that our significant cash requirements will include:

•paying dividends to our stockholders;
•funding acquisitions of new investments (Note 4);
•funding future capital commitments and tenant improvement allowances (Note 4);
•making scheduled principal and balloon payments on our debt obligations (Note 10);
•making scheduled interest payments on our debt obligations (future interest payments total $877.3 million, with $170.4 million due during the next 12 months; interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at March 31, 2022);
•costs related to the Proposed Merger (Note 1); and
•other normal recurring operating expenses.

We expect to fund these cash requirements through cash generated from operations, cash received from dispositions of properties, the use of our cash reserves or unused amounts on our Unsecured Revolving Credit Facility (as described above), issuances of common stock through our Equity Forwards and/or ATM Program (Note 12), and potential issuances of additional debt or equity securities. We may also choose to pursue prepayments of certain of our non-recourse mortgage loan obligations, depending on our capital needs and market conditions at that time.

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

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at March 31, 2022.

W. P. Carey 3/31/2022 10-Q – 53

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

W. P. Carey 3/31/2022 10-Q – 54

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income attributable to W. P. Carey	$156,995	$51,634
Adjustments:
Depreciation and amortization of real property	114,646	109,204
Impairment charges	20,179	—
Gain on sale of real estate, net	(11,248)	(9,372)
Proportionate share of adjustments to earnings from equity method investments (a) (b)	7,683	10,306
Proportionate share of adjustments for noncontrolling interests (c)	(4)	(4)
Total adjustments	131,256	110,134
FFO (as defined by NAREIT) attributable to W. P. Carey	288,251	161,768
Adjustments:
Other (gains) and losses (d)	(35,745)	41,188
Above- and below-market rent intangible lease amortization, net	11,004	12,115
Straight-line and other leasing and financing adjustments	(10,847)	(8,751)
Stock-based compensation	7,833	5,381
Amortization of deferred financing costs	3,128	3,413
Merger and other expenses (e)	(2,322)	(476)
Tax benefit — deferred and other	(1,242)	(3,387)
Other amortization and non-cash items	552	29
Proportionate share of adjustments to earnings from equity method investments (b)	(1,781)	5,211
Proportionate share of adjustments for noncontrolling interests (c)	(5)	(5)
Total adjustments	(29,425)	54,718
AFFO attributable to W. P. Carey	$258,826	$216,486

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$288,251	$161,768
AFFO attributable to W. P. Carey	$258,826	$216,486

W. P. Carey 3/31/2022 10-Q – 55

FFO and AFFO from Real Estate were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income from Real Estate attributable to W. P. Carey	$146,858	$44,587
Adjustments:
Depreciation and amortization of real property	114,646	109,204
Impairment charges	20,179	—
Gain on sale of real estate, net	(11,248)	(9,372)
Proportionate share of adjustments to earnings from equity method investments (a) (b)	7,683	10,306
Proportionate share of adjustments for noncontrolling interests (c)	(4)	(4)
Total adjustments	131,256	110,134
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	278,114	154,721
Adjustments:
Other (gains) and losses (d)	(34,418)	42,189
Above- and below-market rent intangible lease amortization, net	11,004	12,115
Straight-line and other leasing and financing adjustments	(10,847)	(8,751)
Stock-based compensation	7,833	5,381
Amortization of deferred financing costs	3,128	3,413
Merger and other expenses (e)	(2,325)	(491)
Tax benefit — deferred and other	(1,189)	(2,595)
Other amortization and non-cash items	552	29
Proportionate share of adjustments to earnings from equity method investments (b)	167	4,322
Proportionate share of adjustments for noncontrolling interests (c)	(5)	(5)
Total adjustments	(26,100)	55,607
AFFO attributable to W. P. Carey — Real Estate	$252,014	$210,328

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	$278,114	$154,721
AFFO attributable to W. P. Carey — Real Estate	$252,014	$210,328

W. P. Carey 3/31/2022 10-Q – 56

FFO and AFFO from Investment Management were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income from Investment Management attributable to W. P. Carey	$10,137	$7,047
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	10,137	7,047
Adjustments:
Other (gains) and losses	(1,327)	(1,001)
Tax benefit — deferred and other	(53)	(792)
Merger and other expenses	3	15
Proportionate share of adjustments to earnings from equity method investments (b)	(1,948)	889
Total adjustments	(3,325)	(889)
AFFO attributable to W. P. Carey — Investment Management	$6,812	$6,158

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	$10,137	$7,047
AFFO attributable to W. P. Carey — Investment Management	$6,812	$6,158
__________
(a)Amount for the three months ended March 31, 2022 includes our $4.6 million proportionate share of an impairment charge recognized on an equity method investment in real estate (Note 7). Amount for the three months ended March 31, 2021 includes a non-cash other-than-temporary impairment charge of $6.8 million recognized on an equity method investment in real estate (Note 8).
(b)Equity income, including amounts that are not typically recognized for FFO and AFFO, is recognized within Earnings (losses) from equity method investments on the consolidated statements of income. This represents adjustments to equity income to reflect FFO and AFFO on a pro rata basis.
(c)Adjustments disclosed elsewhere in this reconciliation are on a consolidated basis. This adjustment reflects our FFO or AFFO on a pro rata basis.
(d)Primarily comprised of gains and losses on extinguishment of debt, the mark-to-market fair value of equity securities, and foreign currency transactions, as well as non-cash allowance for credit losses on loans receivable and direct financing leases.
(e)Amount for the three months ended March 31, 2022 is primarily comprised of (i) $3.6 million of reversals of estimated liabilities for German real estate transfer taxes that were previously recorded in connection with mergers in prior years and (ii) $0.9 million of costs incurred in connection with the Proposed Merger (Note 1).

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

W. P. Carey 3/31/2022 10-Q – 57

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

At March 31, 2022, a significant portion (approximately 87.7%) of our long-term debt either bore interest at fixed rates or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2022 (in thousands):

	2022 (Remainder)	2023	2024	2025	2026	Thereafter	Total	Fair Value
Fixed-rate debt (a) (b)	$24,033	$90,175	$1,079,260	$502,075	$937,121	$3,294,675	$5,927,339	$5,747,130
Variable-rate debt (a)	$15,620	$97,306	$14,534	$780,048	$—	$—	$907,508	$905,910
__________
(a)Amounts are based on the exchange rate at March 31, 2022, as applicable.
(b)Amounts after 2023 are primarily comprised of principal payments for our Senior Unsecured Notes (Note 10).

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at March 31, 2022 would increase or decrease by $3.7 million for our British pound sterling-denominated debt, by $4.4 million for our euro-denominated debt, and by $0.2 million for our Japanese yen-denominated debt, for each respective 1% change in annual interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Canadian dollar, and the Japanese yen, which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed several offerings of euro-denominated senior notes, and have borrowed under our Senior Unsecured Credit Facility in foreign currencies, including the euro, British pound sterling, and Japanese yen (Note 10). Volatile market conditions arising from the ongoing effects of the COVID-19 global pandemic, as well as other macroeconomic factors, may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, British pound sterling, or Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at March 31, 2022 of $2.6 million, $0.5 million, and less than $0.1 million, respectively, excluding the impact of our derivative instruments.

W. P. Carey 3/31/2022 10-Q – 58

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is well-diversified, it does contain concentrations in certain areas. There have been no material changes in our concentration of credit risk from what was disclosed in the 2021 Annual Report.

W. P. Carey 3/31/2022 10-Q – 59

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2022 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 3/31/2022 10-Q – 60

PART II — OTHER INFORMATION

Item 1A. Risk Factors

We are including the following additional risk factor, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A. Risk Factors in our 2021 Annual Report:

Risks Related to Our Proposed Merger with CPA:18 – Global

Failure to complete the Proposed Merger could negatively affect us.
It is possible that the Proposed Merger may not be completed. The parties’ respective obligations to complete the Proposed Merger are subject to the satisfaction or waiver of specified conditions, some of which are beyond the control of CPA:18 – Global and us. If the Proposed Merger is not completed, we may be subject to a number of material risks, including the following:

•we will have incurred substantial costs and expenses related to the Proposed Merger, such as legal, accounting, and financial advisor fees, which will be payable by us even if the Proposed Merger is not completed, and are only subject to reimbursement from CPA:18 – Global under certain limited circumstances; and
•we may be required to pay CPA:18 – Global’s out-of-pocket expenses incurred in connection with the Proposed Merger if the Merger Agreement is terminated under certain circumstances.

The future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the Proposed Merger.

Following the Proposed Merger, the combined company may continue to expand its operations through additional acquisitions and other strategic transactions, some of which may involve complex challenges. The future success of the combined company will depend, in part, upon its ability to manage its expansion opportunities, integrate new operations into its existing business in an efficient and timely manner, successfully monitor its operations, costs, regulatory compliance and service quality, and maintain other necessary internal controls. There can be no assurance that the combined company’s expansion or acquisition opportunities will be successful, or that the combined company will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

Goodwill resulting from the consummation of the Proposed Merger may adversely affect the combined company’s results of operations.

Potential impairment of goodwill resulting from the Proposed Merger could adversely affect the combined company’s financial condition and results of operations. The combined company will assess its goodwill and other intangible assets and long-lived assets for impairment annually and more frequently when required by GAAP. The combined company will be required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values the combined company’s assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on its results of operations and future earnings.

W. P. Carey 3/31/2022 10-Q – 61

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger dated as of February 27, 2022, by and between Corporate Property Associates 18 – Global Incorporated, W. P. Carey Inc., CPA18 Merger Sub LLC, and, for the limited purposes set forth therein, Carey Asset Management Corp., W. P. Carey & Co. B.V., WPC-CPA:18 Holdings, LLC, and CPA: 18 Limited Partnership	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed February 28, 2022

10.1	Second Amendment, dated as of April 19, 2022, to the Fourth Amended and Restated Credit Agreement, dated as of February 20, 2020, by and among W. P. Carey Inc. as Borrower, certain Subsidiaries of W. P. Carey identified therein, from time to time as Guarantors, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as L/C Issuers, Bank of America, N.A., as Swing Line Lender, and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 22, 2022

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

W. P. Carey 3/31/2022 10-Q – 62

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	April 29, 2022
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	April 29, 2022
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 3/31/2022 10-Q – 63

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger dated as of February 27, 2022, by and between Corporate Property Associates 18 – Global Incorporated, W. P. Carey Inc., CPA18 Merger Sub LLC, and, for the limited purposes set forth therein, Carey Asset Management Corp., W. P. Carey & Co. B.V., WPC-CPA:18 Holdings, LLC, and CPA: 18 Limited Partnership	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed February 28, 2022

10.1	Second Amendment, dated as of April 19, 2022, to the Fourth Amended and Restated Credit Agreement, dated as of February 20, 2020, by and among W. P. Carey Inc. as Borrower, certain Subsidiaries of W. P. Carey identified therein, from time to time as Guarantors, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as L/C Issuers, Bank of America, N.A., as Swing Line Lender, and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 22, 2022

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith