Form 10-Q
period 2022-06-30
W. P. Carey Inc.
filed 2022-07-29
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 192,908,916 shares of common stock, $0.001 par value, outstanding at July 22, 2022.

W. P. Carey 6/30/2022 10-Q – 1

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

W. P. Carey 6/30/2022 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Investments in real estate:
Land, buildings and improvements	$12,026,671	$11,875,407
Net investments in direct financing leases and loans receivable	786,462	813,577
In-place lease intangible assets and other	2,384,032	2,386,000
Above-market rent intangible assets	822,470	843,410
Investments in real estate	16,019,635	15,918,394
Accumulated depreciation and amortization	(3,043,146)	(2,889,294)
Assets held for sale, net	—	8,269
Net investments in real estate	12,976,489	13,037,369
Equity method investments	344,360	356,637
Cash and cash equivalents	103,590	165,427
Due from affiliates	18,937	1,826
Other assets, net	1,119,389	1,017,842
Goodwill	891,464	901,529
Total assets (a)	$15,454,229	$15,480,630
Liabilities and Equity
Debt:
Senior unsecured notes, net	$5,471,066	$5,701,913
Unsecured term loans, net	548,287	310,583
Unsecured revolving credit facility	417,455	410,596
Non-recourse mortgages, net	328,820	368,524
Debt, net	6,765,628	6,791,616
Accounts payable, accrued expenses and other liabilities	529,719	572,846
Below-market rent and other intangible liabilities, net	174,766	183,286
Deferred income taxes	135,128	145,572
Dividends payable	207,526	203,859
Total liabilities (a)	7,812,767	7,897,179
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 192,891,792 and 190,013,751 shares, respectively, issued and outstanding	193	190
Additional paid-in capital	10,201,614	9,977,686
Distributions in excess of accumulated earnings	(2,352,839)	(2,224,231)
Deferred compensation obligation	57,012	49,810
Accumulated other comprehensive loss	(266,157)	(221,670)
Total stockholders’ equity	7,639,823	7,581,785
Noncontrolling interests	1,639	1,666
Total equity	7,641,462	7,583,451
Total liabilities and equity	$15,454,229	$15,480,630
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.
W. P. Carey 6/30/2022 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Real Estate:
Lease revenues	$314,354	$289,064	$622,079	$573,729
Income from direct financing leases and loans receivable	17,778	17,422	36,157	35,164
Operating property revenues	5,064	3,245	8,929	5,424
Lease termination income and other	2,591	5,059	16,713	6,644
	339,787	314,790	683,878	620,961
Investment Management:
Asset management and other revenue	3,467	3,966	6,887	7,920
Reimbursable costs from affiliates	1,143	968	2,070	2,009
	4,610	4,934	8,957	9,929
	344,397	319,724	692,835	630,890
Operating Expenses
Depreciation and amortization	115,080	114,348	230,473	224,670
General and administrative	20,841	20,464	43,925	42,547
Reimbursable tenant costs	16,704	15,092	33,664	30,850
Property expenses, excluding reimbursable tenant costs	11,851	11,815	25,630	22,698
Stock-based compensation expense	9,758	9,048	17,591	14,429
Impairment charges	6,206	—	26,385	—
Operating property expenses	3,191	2,049	5,978	3,960
Merger and other expenses	1,984	(2,599)	(338)	(3,075)
Reimbursable costs from affiliates	1,143	968	2,070	2,009
	186,758	171,185	385,378	338,088
Other Income and Expenses
Interest expense	(46,417)	(49,252)	(92,470)	(100,892)
Gain on sale of real estate, net	31,119	19,840	42,367	29,212
Other gains and (losses)	(21,746)	7,545	13,999	(33,643)
Earnings (losses) from equity method investments	7,401	(156)	12,173	(9,889)
Non-operating income	5,974	3,065	14,520	9,421
	(23,669)	(18,958)	(9,411)	(105,791)
Income before income taxes	133,970	129,581	298,046	187,011
Provision for income taxes	(6,252)	(9,298)	(13,335)	(15,087)
Net Income	127,718	120,283	284,711	171,924
Net income attributable to noncontrolling interests	(40)	(38)	(38)	(45)
Net Income Attributable to W. P. Carey	$127,678	$120,245	$284,673	$171,879

Basic Earnings Per Share	$0.66	$0.67	$1.48	$0.96
Diluted Earnings Per Share	$0.66	$0.67	$1.47	$0.96
Weighted-Average Shares Outstanding
Basic	194,019,451	180,099,370	192,971,256	178,379,654
Diluted	194,763,695	180,668,732	193,706,035	178,902,259

See Notes to Consolidated Financial Statements.
W. P. Carey 6/30/2022 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income	$127,718	$120,283	$284,711	$171,924
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(43,993)	5,973	(53,145)	(7,929)
Unrealized gain (loss) on derivative instruments	19,976	(2,023)	27,346	17,896
Reclassification of unrealized gain on investments to net income	—	—	(18,688)	—
	(24,017)	3,950	(44,487)	9,967
Comprehensive Income	103,701	124,233	240,224	181,891

Amounts Attributable to Noncontrolling Interests
Net income	(40)	(38)	(38)	(45)
Unrealized gain on derivative instruments	—	(21)	—	(21)
Comprehensive income attributable to noncontrolling interests	(40)	(59)	(38)	(66)
Comprehensive Income Attributable to W. P. Carey	$103,661	$124,174	$240,186	$181,825

See Notes to Consolidated Financial Statements.
W. P. Carey 6/30/2022 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at April 1, 2022	192,394,960	$192	$10,152,426	$(2,274,619)	$57,152	$(242,140)	$7,693,011	$1,650	$7,694,661
Shares issued under ATM Program, net	491,068	1	39,135				39,136		39,136
Shares issued upon delivery of vested restricted share awards	3,724	—	—				—		—
Shares issued upon purchases under employee share purchase plan	2,040	—	155				155		155
Amortization of stock-based compensation expense			9,758				9,758		9,758
Delivery of deferred vested shares, net			140		(140)		—		—
Distributions to noncontrolling interests							—	(51)	(51)
Dividends declared ($1.059 per share)				(205,898)			(205,898)		(205,898)
Net income				127,678			127,678	40	127,718
Other comprehensive loss:
Foreign currency translation adjustments						(43,993)	(43,993)		(43,993)
Unrealized gain on derivative instruments						19,976	19,976		19,976
Balance at June 30, 2022	192,891,792	$193	$10,201,614	$(2,352,839)	$57,012	$(266,157)	$7,639,823	$1,639	$7,641,462

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at April 1, 2021	177,520,962	$178	$9,061,143	$(1,988,440)	$49,815	$(233,889)	$6,888,807	$1,648	$6,890,455
Shares issued under our Equity Forwards, net	4,523,209	5	309,502				309,507		309,507
Shares issued under ATM Program, net	2,205,509	1	162,335				162,336		162,336
Shares issued upon purchases under employee share purchase plan	2,597	—	176				176		176
Shares issued upon delivery of vested restricted share awards	874	—	(33)				(33)		(33)
Amortization of stock-based compensation expense			9,048				9,048		9,048
Distributions to noncontrolling interests							—	(41)	(41)
Dividends declared ($1.050 per share)				(194,914)			(194,914)		(194,914)
Net income				120,245			120,245	38	120,283
Other comprehensive income:
Foreign currency translation adjustments						5,973	5,973		5,973
Unrealized loss on derivative instruments						(2,044)	(2,044)	21	(2,023)
Balance at June 30, 2021	184,253,151	$184	$9,542,171	$(2,063,109)	$49,815	$(229,960)	$7,299,101	$1,666	$7,300,767

(Continued)

W. P. Carey 6/30/2022 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2022	190,013,751	$190	$9,977,686	$(2,224,231)	$49,810	$(221,670)	$7,581,785	$1,666	$7,583,451
Shares issued under ATM Program, net	2,740,295	3	218,098				218,101		218,101
Shares issued upon delivery of vested restricted share awards	135,706	—	(6,600)				(6,600)		(6,600)
Shares issued upon purchases under employee share purchase plan	2,040	—	155				155		155
Amortization of stock-based compensation expense			17,591				17,591		17,591
Deferral of vested shares, net			(6,696)		6,696		—		—
Distributions to noncontrolling interests							—	(65)	(65)
Dividends declared ($2.116 per share)			1,380	(413,281)	506		(411,395)		(411,395)
Net income				284,673			284,673	38	284,711
Other comprehensive loss:
Foreign currency translation adjustments						(53,145)	(53,145)		(53,145)
Unrealized gain on derivative instruments						27,346	27,346		27,346
Reclassification of unrealized gain on investments to net income						(18,688)	(18,688)		(18,688)
Balance at June 30, 2022	192,891,792	$193	$10,201,614	$(2,352,839)	$57,012	$(266,157)	$7,639,823	$1,639	$7,641,462

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2021	175,401,757	$175	$8,925,365	$(1,850,935)	$42,014	$(239,906)	$6,876,713	$1,656	$6,878,369
Shares issued under our Equity Forwards, net	4,523,209	5	309,502				309,507		309,507
Shares issued under ATM Program, net	4,225,624	4	302,619				302,623		302,623
Shares issued upon delivery of vested restricted share awards	99,964	—	(3,777)				(3,777)		(3,777)
Shares issued upon purchases under employee share purchase plan	2,597	—	176				176		176
Amortization of stock-based compensation expense			14,429				14,429		14,429
Deferral of vested shares, net			(7,049)		7,049		—		—
Distributions to noncontrolling interests							—	(56)	(56)
Dividends declared ($2.098 per share)			906	(384,053)	752		(382,395)		(382,395)
Net income				171,879			171,879	45	171,924
Other comprehensive income:
Unrealized gain on derivative instruments						17,875	17,875	21	17,896
Foreign currency translation adjustments						(7,929)	(7,929)		(7,929)
Balance at June 30, 2021	184,253,151	$184	$9,542,171	$(2,063,109)	$49,815	$(229,960)	$7,299,101	$1,666	$7,300,767

See Notes to Consolidated Financial Statements.
W. P. Carey 6/30/2022 10-Q – 7

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows — Operating Activities
Net income	$284,711	$171,924
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	237,672	232,111
Gain on sale of real estate, net	(42,367)	(29,212)
Straight-line rent adjustments	(27,146)	(21,986)
Impairment charges	26,385	—
Amortization of rent-related intangibles and deferred rental revenue	22,701	28,554
Stock-based compensation expense	17,591	14,429
Distributions of earnings from equity method investments	15,907	3,730
Net realized and unrealized (gains) losses on equity securities, extinguishment of debt, foreign currency exchange rate movements, and other	(12,621)	39,781
(Earnings) losses from equity method investments	(12,173)	9,889
Deferred income tax benefit	(1,597)	(2,351)
Asset management revenue received in shares of CPA:18 – Global	(1,024)	(6,292)
Change in allowance for credit losses	(980)	(6,249)
Net changes in other operating assets and liabilities	(60,176)	(35,581)
Net Cash Provided by Operating Activities	446,883	398,747
Cash Flows — Investing Activities
Purchases of real estate	(614,397)	(837,003)
Proceeds from sales of real estate	115,133	98,433
Proceeds from redemption of securities	65,000	—
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(56,741)	(54,381)
Capital contributions to equity method investments	(39,609)	(88,692)
Funding of short-term loans to affiliates	(26,000)	(31,000)
Investment in loan receivable	(19,293)	—
Proceeds from repayment of short-term loans to affiliates	10,000	37,048
Return of capital from equity method investments	8,105	11,627
Other investing activities, net	(2,723)	(21,913)
Net Cash Used in Investing Activities	(560,525)	(885,881)
Cash Flows — Financing Activities
Proceeds from Unsecured Revolving Credit Facility	696,984	1,088,217
Repayments of Unsecured Revolving Credit Facility	(657,866)	(893,104)
Dividends paid	(407,728)	(372,585)
Proceeds from term loan	283,139	—
Proceeds from shares issued under ATM Program, net of selling costs	218,095	302,512
Scheduled payments of mortgage principal	(14,705)	(20,239)
Prepayments of mortgage principal	(10,380)	(426,907)
Payments for withholding taxes upon delivery of equity-based awards	(6,599)	(3,777)
Other financing activities, net	5,656	2,250
Distributions paid to noncontrolling interests	(65)	(56)
Proceeds from issuance of Senior Unsecured Notes	—	1,038,391
Redemption of Senior Unsecured Notes	—	(617,442)
Proceeds from shares issued under our Equity Forwards, net of selling costs	—	309,864
Payment of financing costs	—	(8,176)
Net Cash Provided by Financing Activities	106,531	398,948
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(10,346)	(5,390)
Net decrease in cash and cash equivalents and restricted cash	(17,457)	(93,576)
Cash and cash equivalents and restricted cash, beginning of period	217,950	311,779
Cash and cash equivalents and restricted cash, end of period	$200,493	$218,203

See Notes to Consolidated Financial Statements.
W. P. Carey 6/30/2022 10-Q – 8

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

On February 27, 2022, we, Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global”) (a publicly owned, non-traded REIT that primarily invests in commercial real estate properties and is advised by us), CPA:18 Limited Partnership (a subsidiary of CPA:18 – Global, “CPA:18 LP”), and certain of our subsidiaries entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which CPA:18 – Global will merge with and into one of our indirect subsidiaries in exchange for shares of our common stock and cash (the “Proposed Merger”). The Proposed Merger and related transactions were approved by the stockholders of CPA:18 – Global at a special meeting on July 26, 2022. We currently expect the transaction to close on August 1, 2022.

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

At June 30, 2022, we were the advisor to the following entities (Note 3):

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

Reportable Segments

Real Estate — Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Northern and Western Europe, which are leased to companies on a triple-net lease basis. At June 30, 2022, our owned portfolio was comprised of our full or partial ownership interests in 1,357 properties, totaling approximately 161 million square feet, substantially all of which were net leased to 356 tenants, with a weighted-average lease term of 11.0 years and an occupancy rate of 99.1%. In addition, at June 30, 2022, our portfolio was comprised of full or partial ownership interests in 20 operating properties, including 19 self-storage properties and one hotel, totaling approximately 1.4 million square feet.

W. P. Carey 6/30/2022 10-Q – 9

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

At June 30, 2022, the Managed Programs owned all or a portion of 46 net-leased properties (including certain properties in which we also have an ownership interest), totaling approximately 9.7 million square feet, substantially all of which were leased to 47 tenants, with an occupancy rate of approximately 99.3%. The Managed Programs also had interests in 66 operating properties (totaling approximately 5.1 million square feet in the aggregate) and two active build-to-suit projects at the same date.

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

W. P. Carey 6/30/2022 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)
At both June 30, 2022 and December 31, 2021, we considered 14 entities to be VIEs, of which we consolidated six, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	June 30, 2022	December 31, 2021
Land, buildings and improvements	$429,623	$426,831
Net investments in direct financing leases and loans receivable	144,103	144,103
In-place lease intangible assets and other	44,165	42,884
Above-market rent intangible assets	26,720	26,720
Accumulated depreciation and amortization	(162,739)	(154,413)
Total assets	499,806	500,884

Non-recourse mortgages, net	$1,279	$1,485
Below-market rent and other intangible liabilities, net	19,711	20,568
Total liabilities	44,233	46,302

At both June 30, 2022 and December 31, 2021, our eight unconsolidated VIEs included our interests in (i) six unconsolidated real estate investments, which we account for under the equity method of accounting (we do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities), and (ii) two unconsolidated investments in equity securities, which we accounted for as investments in shares of the entities at fair value. As of June 30, 2022, and December 31, 2021, the net carrying amount of our investments in these entities was $612.9 million and $581.3 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

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

Revenue Recognition

There have been no significant changes in our policies for revenue from contracts under Accounting Standards Codification (“ASC”) 606 from what was disclosed in the 2021 Annual Report. ASC 606 does not apply to our lease revenues, which constitute a majority of our revenues, but primarily applies to revenues generated from our hotel operating properties and our Investment Management segment. Revenue from contracts for our Real Estate segment primarily represented hotel operating property revenues of $3.3 million and $1.7 million for the three months ended June 30, 2022 and 2021, respectively, and $5.4 million and $2.5 million for the six months ended June 30, 2022 and 2021, respectively (Note 15). Revenue from contracts under ASC 606 from our Investment Management segment is discussed in Note 3.

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

W. P. Carey 6/30/2022 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)
Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$103,590	$165,427
Restricted cash (a)	96,903	52,523
Total cash and cash equivalents and restricted cash	$200,493	$217,950
__________
(a)Restricted cash is included within Other assets, net on our consolidated balance sheets.

Note 3. Agreements and Transactions with Related Parties

Proposed Merger with CPA:18 – Global

The Proposed Merger with CPA:18 – Global is described in Note 1.

Advisory Agreements and Partnership Agreements with the Managed Programs

We currently have advisory agreements with CPA:18 – Global and CESH, pursuant to which we earn fees and are entitled to receive reimbursement for certain fund management expenses. We no longer raise capital for new or existing funds, but we currently expect to continue to manage CPA:18 – Global and CESH and earn various fees (as described below) through the end of their respective life cycles. We have partnership agreements with CPA:18 – Global and CESH, and under the partnership agreement with CPA:18 – Global, we are entitled to receive certain cash distributions from its operating partnership. Upon the expected completion of the Proposed Merger, the advisory agreement and partnership agreement with CPA:18 – Global will be terminated, after which we will no longer receive fees and distributions from CPA:18 – Global.

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

The following tables present a summary of revenue earned, reimbursable costs, and distributions of Available Cash received/accrued from the Managed Programs and WLT for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Asset management revenue (a) (b)	$3,467	$3,966	$6,887	$7,920
Distributions of Available Cash (c)	2,814	1,787	5,401	3,326
Reimbursable costs from affiliates (a)	1,143	968	2,070	2,009
Interest income on deferred acquisition fees and loans to affiliates (d)	75	30	108	64
	$7,499	$6,751	$14,466	$13,319

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
CPA:18 – Global	$6,937	$5,611	$13,388	$10,970
CESH	562	1,044	1,078	2,145
WLT (reimbursed transition services)	—	96	—	204
	$7,499	$6,751	$14,466	$13,319
__________
W. P. Carey 6/30/2022 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)
(a)Amounts represent revenues from contracts under ASC 606.
(b)Included within Asset management and other revenue in the consolidated statements of income.
(c)Included within Earnings (losses) from equity method investments in the consolidated statements of income.
(d)Included within Non-operating income in the consolidated statements of income.

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	June 30, 2022	December 31, 2021
Short-term loans to affiliates, including accrued interest	$16,108	$—
Asset management fees receivable	1,767	494
Reimbursable costs	873	974
Accounts receivable	171	336
Current acquisition fees receivable	18	19
Deferred acquisition fees receivable, including accrued interest	—	3
	$18,937	$1,826

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

W. P. Carey 6/30/2022 10-Q – 13

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

The principal outstanding balance on our line of credit to CPA:18 – Global was $16.0 million as of June 30, 2022. No amounts were outstanding as of December 31, 2021. In July 2022, CPA:18 – Global repaid the principal outstanding balance in full.

Other

At June 30, 2022, we owned interests in nine jointly owned investments in real estate, with the remaining interests held by affiliates or third parties. We account for eight such investments under the equity method of accounting (Note 7) and consolidate the remaining investment. In addition, we owned stock of CPA:18 – Global and limited partnership units of CESH at that date. We accounted for our investment in CPA:18 – Global under the equity method of accounting and elected to account for our investment in CESH under the fair value option (Note 7).

Note 4. Land, Buildings and Improvements and Assets Held for Sale

Land, Buildings and Improvements — Operating Leases

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
Land	$2,136,338	$2,151,327
Buildings and improvements	9,743,900	9,525,858
Real estate under construction	62,732	114,549
Less: Accumulated depreciation	(1,530,006)	(1,448,020)
	$10,412,964	$10,343,714

During the six months ended June 30, 2022, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro decreased by 8.3% to $1.0387 from $1.1326. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $328.8 million from December 31, 2021 to June 30, 2022.

In connection with a change in lease classification due to termination of the underlying lease, we reclassified one property with an aggregate carrying value of $17.3 million from Net investments in direct financing leases and loans receivable to Land, buildings and improvements during the six months ended June 30, 2022 (Note 5).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $73.0 million and $69.4 million for the three months ended June 30, 2022 and 2021, respectively, and $145.0 million and $136.4 million for the six months ended June 30, 2022 and 2021, respectively.

W. P. Carey 6/30/2022 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)
Acquisitions of Real Estate

During the six months ended June 30, 2022, we entered into the following investments, which were deemed to be real estate asset acquisitions (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs
Pleasant Prairie, Wisconsin	1	1/10/2022	Industrial	$20,024
Various, Spain (a)	26	2/3/2022	Funeral Home	146,364
Various, Denmark (a) (b)	8	2/11/2022	Retail	33,976
Laval, Canada (a)	1	2/18/2022	Industrial	21,459
Chattanooga, Tennessee (c)	1	3/4/2022	Warehouse	43,198
Various, United States (4 properties), Canada (1 property, and Mexico (1 property)	6	4/27/2022; 5/9/2022	Industrial	80,595
Various, United States	6	5/16/2022	Industrial; Warehouse	110,381
Various, Denmark (a) (b)	10	6/1/2022; 6/30/2022	Retail	42,635
Medina, Ohio	1	6/17/2022	Industrial	28,913
Bree, Belgium (a)	1	6/30/2022	Warehouse	96,697
	61			$624,242
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.
(b)We also entered into purchase agreements to acquire 13 additional retail facilities leased to this tenant totaling $49.3 million (based on the exchange rate of the Danish krone at June 30, 2022), which is expected to be completed in 2022.
(c)We also committed to fund an additional $22.8 million for an expansion at the facility, which is expected to be completed in the second quarter of 2023.

The aggregate purchase price allocation for investments disclosed above is as follows (dollars in thousands):

Total Capitalized Costs
Land	$77,122
Buildings and improvements	463,233
Intangible assets and liabilities:
In-place lease (weighted-average expected life of 22.8 years)	74,979
Below-market rent (expected life of 6.8 years)	(3,379)
Right-of-use assets:
Prepaid rent (a)	12,287
$624,242
__________
(a)Represents prepaid rent for a land lease. Therefore, there is no future obligation on the land lease asset and no corresponding operating lease liability. This asset is included in In-place lease intangible assets and other in the consolidated balance sheets.

Real Estate Under Construction

During the six months ended June 30, 2022, we capitalized real estate under construction totaling $46.4 million. The number of construction projects in progress with balances included in real estate under construction was five and six as of June 30, 2022 and December 31, 2021, respectively. Aggregate unfunded commitments totaled approximately $34.0 million and $55.3 million as of June 30, 2022 and December 31, 2021, respectively.

W. P. Carey 6/30/2022 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)
During the six months ended June 30, 2022, we completed the following construction projects (dollars in thousands):

Property Location(s)	Primary Transaction Type	Number of Properties	Date of Completion	Property Type	Total Capitalized Costs (a)
Hurricane, Utah	Expansion	1	3/8/2022	Warehouse	$20,517
Breda, Netherlands (a)	Expansion	1	3/18/2022	Warehouse	4,721
Bowling Green, Kentucky	Renovation	1	4/26/2022	Warehouse	72,971
		3			$98,209
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.

During the six months ended June 30, 2022, we committed to fund a build-to-suit project for an outdoor advertising structure in Mount Laurel, New Jersey, for an aggregate amount of $2.1 million. We currently expect to complete the project in the third quarter of 2022.

Capitalized interest incurred during construction was $0.4 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $1.1 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively, which reduces Interest expense in the consolidated statements of income.

Dispositions of Properties

During the six months ended June 30, 2022, we sold 12 properties, which were classified as Land, buildings and improvements subject to operating leases. As a result, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $58.8 million from December 31, 2021 to June 30, 2022 (Note 14).

Lease Termination Income and Other

2022 — For the three and six months ended June 30, 2022, lease termination income and other on our consolidated statements of income included: (i) other lease-related settlements totaling $1.4 million and $6.1 million, respectively; (ii) income from a parking garage attached to one of our net-leased properties totaling $0.6 million and $1.2 million, respectively, and (iii) lease termination income of $8.2 million received from a tenant during the six months ended June 30, 2022.

2021 — For the three and six months ended June 30, 2021, lease termination income and other on our consolidated statements of income included: (i) lease-related settlements totaling $4.4 million and $5.3 million, respectively; and (ii) income from a parking garage attached to one of our net-leased properties totaling $0.4 million and $0.9 million, respectively.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease income — fixed	$281,269	$261,704	$557,410	$519,031
Lease income — variable (a)	33,085	27,360	64,669	54,698
Total operating lease income	$314,354	$289,064	$622,079	$573,729
__________
(a)Includes (i) rent increases based on changes in the U.S. Consumer Price Index and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

W. P. Carey 6/30/2022 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)
Land, Buildings and Improvements — Operating Properties

At both June 30, 2022 and December 31, 2021, Land, buildings and improvements attributable to operating properties consisted of our investments in ten consolidated self-storage properties and one consolidated hotel. Below is a summary of our Land, buildings and improvements attributable to operating properties (in thousands):

	June 30, 2022	December 31, 2021
Land	$10,452	$10,452
Buildings and improvements	73,249	73,221
Less: Accumulated depreciation	(18,051)	(16,750)
	$65,650	$66,923

Depreciation expense on our buildings and improvements attributable to operating properties was $0.7 million for both the three months ended June 30, 2022 and 2021, and $1.4 million for both the six months ended June 30, 2022 and 2021.

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	June 30, 2022	December 31, 2021
Land, buildings and improvements	$—	$10,628
Accumulated depreciation and amortization	—	(2,359)
Assets held for sale, net	$—	$8,269

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

Finance Receivables

Net investments in direct financing leases and loans receivable are summarized as follows (in thousands):

	Maturity Date	June 30, 2022	December 31, 2021
Net investments in direct financing leases (a)	2022 – 2036	$530,318	$572,205
Sale-leaseback transactions accounted for as loans receivable (b)	2038 – 2052	232,001	217,229
Secured loans receivable (c)	2022 – 2025	24,143	24,143
		$786,462	$813,577
__________
(a)Amounts are net of allowance for credit losses, as disclosed below under Net Investments in Direct Financing Leases.
(b)These investments are accounted for as loans receivable in accordance with ASC 310, Receivables and ASC 842, Leases. Maturity dates reflect the current lease maturity dates.
(c)Amounts are net of allowance for credit losses of $12.6 million as of both June 30, 2022 and December 31, 2021.

W. P. Carey 6/30/2022 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
Lease payments receivable	$354,530	$414,002
Unguaranteed residual value	504,806	545,896
	859,336	959,898
Less: unearned income	(317,396)	(370,353)
Less: allowance for credit losses (a)	(11,622)	(17,340)
	$530,318	$572,205
__________
(a)During the six months ended June 30, 2022 and 2021, we recorded a net reversal of allowance for credit losses of $1.0 million and $6.2 million, respectively, on our net investments in direct financing leases due to changes in expected economic conditions and improved credit quality for certain tenants, which was included within Other gains and (losses) in our consolidated statements of income. In addition, during the six months ended June 30, 2022, we reduced the allowance for credit losses balance by $4.7 million, in connection with the reclassification of a property from Net investments in direct financing leases and loans receivable to Land, buildings and improvements subject to operating leases, as described below.

Income from direct financing leases, which is included in Income from direct financing leases and loans receivable in the consolidated financial statements, was $13.3 million and $16.2 million for the three months ended June 30, 2022 and 2021, respectively, and $27.2 million and $33.3 million for the six months ended June 30, 2022 and 2021, respectively.

During the six months ended June 30, 2022, we reclassified one property with an aggregate carrying value of $17.3 million from Net investments in direct financing leases and loans receivable to Land, buildings and improvements subject to operating leases in connection with a change in lease classification due to termination of the underlying lease. During the six months ended June 30, 2022, the U.S. dollar strengthened against the euro, resulting in a $31.0 million decrease in the carrying value of Net investments in direct financing leases and loans receivable from December 31, 2021 to June 30, 2022.

Loans Receivable

During the six months ended June 30, 2022, we entered into the following sale-leaseback, which was deemed to be a loan receivable in accordance with ASC 310, Receivables and ASC 842, Leases (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Investment
Various, Belgium (a)	5	6/22/2022	Retail	$19,795
	5			$19,795
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.

Earnings from our loans receivable are included in Income from direct financing leases and loans receivable in the consolidated financial statements, and totaled $4.5 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively, and $8.9 million and $1.8 million for the six months ended June 30, 2022 and 2021, respectively.

In the first quarter of 2021, we entered into an agreement with the borrowers for our two secured loans receivable, who agreed to pay us at maturity a total of $3.7 million of unpaid interest due over the previous year. We did not recognize this interest in the consolidated financial statements due to uncertainty of collectibility.

W. P. Carey 6/30/2022 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)
Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both June 30, 2022 and December 31, 2021, other than uncollected income from our secured loans receivable (as noted above), no material balances of our finance receivables were past due. Other than the lease termination noted under Net Investments in Direct Financing Leases above, there were no material modifications of finance receivables during the six months ended June 30, 2022.

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

A summary of our finance receivables by internal credit quality rating, excluding our allowance for credit losses, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
1 – 3	18	17	$698,244	$703,280
4	8	9	112,433	140,230
5	—	—	—	—
			$810,677	$843,510

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

W. P. Carey 6/30/2022 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)
Goodwill within our Real Estate segment decreased by $10.1 million during the six months ended June 30, 2022 due to foreign currency translation adjustments, from $872.2 million as of December 31, 2021 to $862.1 million as of June 30, 2022. Goodwill within our Investment Management segment was $29.3 million as of June 30, 2022, unchanged from December 31, 2021.

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$19,661	$(18,923)	$738	$19,553	$(18,682)	$871
Trade name	3,975	(3,975)	—	3,975	(3,581)	394
	23,636	(22,898)	738	23,528	(22,263)	1,265
Lease Intangibles:
In-place lease	2,274,546	(983,304)	1,291,242	2,279,905	(934,663)	1,345,242
Above-market rent	822,470	(511,785)	310,685	843,410	(489,861)	353,549
	3,097,016	(1,495,089)	1,601,927	3,123,315	(1,424,524)	1,698,791
Goodwill
Goodwill	891,464	—	891,464	901,529	—	901,529
Total intangible assets	$4,012,116	$(1,517,987)	$2,494,129	$4,048,372	$(1,446,787)	$2,601,585

Finite-Lived Intangible Liabilities
Below-market rent	$(272,239)	$114,184	$(158,055)	$(272,483)	$105,908	$(166,575)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(288,950)	$114,184	$(174,766)	$(289,194)	$105,908	$(183,286)

During the six months ended June 30, 2022, the U.S. dollar strengthened against the euro, resulting in a decrease of $53.4 million in the carrying value of our net intangible assets from December 31, 2021 to June 30, 2022. Net amortization of intangibles, including the effect of foreign currency translation, was $50.8 million and $57.6 million for the three months ended June 30, 2022 and 2021, respectively, and $103.5 million and $111.6 million for the six months ended June 30, 2022 and 2021, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of internal-use software development, trade name, and in-place lease intangibles is included in Depreciation and amortization.

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

W. P. Carey 6/30/2022 10-Q – 20

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

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Interests Owned at		Carrying Amount of Investment at
Fund	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
CPA:18 – Global (a)	5.718%	5.578%	$60,989	$60,836
CPA:18 – Global operating partnership	0.034%	0.034%	209	209
CESH (b)	2.430%	2.430%	2,488	3,689
			$63,686	$64,734
__________
(a)During the six months ended June 30, 2022, we received certain asset management revenue from CPA:18 – Global in shares of its common stock, which increased our ownership percentage in CPA:18 – Global. Effective as of March 1, 2022, we began receiving asset management revenue from CPA:18 – Global in cash in light of the Proposed Merger (Note 1).
(b)Investment is accounted for at fair value.

CPA:18 – Global — We received distributions from this investment during the six months ended June 30, 2022 and 2021 of $1.1 million and $0.9 million, respectively. We received distributions from our investment in the CPA:18 – Global operating partnership during the six months ended June 30, 2022 and 2021 of $5.4 million and $3.3 million, respectively (Note 3).

CESH — We have elected to account for our investment in CESH at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH on a one quarter lag; therefore, the balance of our equity method investment in CESH recorded as of June 30, 2022 is based on the estimated fair value of our investment as of March 31, 2022. We received distributions from this investment during the six months ended June 30, 2022 and 2021 of $1.2 million and $0.1 million, respectively.

At June 30, 2022 and December 31, 2021, the aggregate unamortized basis differences on our equity method investments in the Managed Programs were $22.0 million and $23.3 million, respectively.

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

W. P. Carey 6/30/2022 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)
The following table sets forth our ownership interests in our equity method investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

			Carrying Value at
Lessee/Fund/Description	Co-owner	Ownership Interest	June 30, 2022	December 31, 2021
Las Vegas Retail Complex (a)	Third Party	N/A	$141,341	$104,114
Johnson Self Storage	Third Party	90%	66,552	67,573
Kesko Senukai (b)	Third Party	70%	33,416	41,955
Harmon Retail Corner (c)	Third Party	15%	24,725	24,435
State Farm Mutual Automobile Insurance Co.	CPA:18 – Global	50%	6,411	7,129
Apply Sørco AS (d)	CPA:18 – Global	49%	3,977	5,909
Fortenova Grupa d.d. (b)	CPA:18 – Global	20%	2,146	2,936
Bank Pekao (b) (e)	CPA:18 – Global	50%	2,106	4,460
WLT (f)	WLT	N/A	—	33,392
			$280,674	$291,903
__________
(a)On June 10, 2021, we entered into an agreement to fund a construction loan of approximately $261.9 million (as of June 30, 2022) for a retail complex in Las Vegas, Nevada. Through June 30, 2022, we funded $141.0 million, including $37.3 million during the six months ended June 30, 2022. Interest income from this investment was $3.4 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively, which was recognized within Earnings (losses) from equity method investments in our consolidated statements of income.
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
(e)We recognized our $4.6 million proportionate share of an impairment charge recorded on this investment during the six months ended June 30, 2022, which was reflected within Earnings (losses) from equity method investments in our consolidated statements of income. The estimated fair value of the investment is based on the estimated selling price of the international office facility owned by the investment, and the fair value of the non-recourse mortgage encumbering the property also approximates the fair value of the property.
(f)We own 12,208,243 shares of common stock of WLT, which we accounted for as an equity method investment in real estate as of December 31, 2021, but was reclassified to equity securities at fair value within Other assets, net on our consolidated balance sheets in January 2022 (Note 8).

We received aggregate distributions of $18.4 million and $11.1 million from our other unconsolidated real estate investments for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022 and December 31, 2021, the aggregate unamortized basis differences on our unconsolidated real estate investments were $7.6 million and $7.9 million, respectively.

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

W. P. Carey 6/30/2022 10-Q – 22

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

Investment in Shares of Lineage Logistics — We have elected to apply the measurement alternative under Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10) to account for our investment in shares of Lineage Logistics (a cold storage REIT), which is included in Other assets, net in the consolidated financial statements. Under this alternative, the carrying value is adjusted for any impairments or changes in fair value resulting from observable transactions for similar or identical investments in the issuer. We classified this investment as Level 3 because it is not traded in an active market. We recognized non-cash unrealized gains on our investment in shares of Lineage Logistics of $23.4 million during the six months ended June 30, 2021, due to a secondary market transaction at a higher price per share, which was recorded within Other gains and (losses) in the consolidated financial statements. In addition, during the six months ended June 30, 2022 and 2021, we received cash dividends of $4.3 million and $6.4 million, respectively, from our investment in shares of Lineage Logistics, which was recorded within Non-operating income in the consolidated financial statements. The fair value of this investment was $366.3 million at both June 30, 2022 and December 31, 2021.

Investment in Shares of GCIF — We account for our investment in shares of Guggenheim Credit Income Fund (“GCIF”), which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 2 because we used a quoted price from an inactive market to determine its fair value. During the six months ended June 30, 2022, we received liquidating distributions from our investment in shares of GCIF totaling $1.1 million, which reduced the cost basis of our investment (in March 2021, GCIF announced its intention to liquidate and to distribute substantially all of its assets). The fair value of our investment in shares of GCIF was $3.3 million and $4.3 million at June 30, 2022 and December 31, 2021, respectively.

Investment in Preferred Shares of WLT — In January 2022, WLT redeemed in full our 1,300,000 shares of its preferred stock for gross proceeds of $65.0 million (based on the liquidation preference of $50.00 per share). In connection with this redemption, we reclassified an unrealized gain on this investment of $18.7 million from Accumulated other comprehensive loss to Other gains and (losses) in the consolidated financial statements (Note 12). Prior to this redemption, we accounted for this investment, which was included in Other assets, net in the consolidated financial statements, as available-for-sale debt securities at fair value (Level 3). During the six months ended June 30, 2022, we received cash dividends of $0.9 million from our investment in preferred shares of WLT, which was recorded within Non-operating income in the consolidated financial statements. The fair value of our investment in preferred shares of WLT was $65.0 million as of December 31, 2021.

W. P. Carey 6/30/2022 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)
Investment in Common Shares of WLT — In January 2022, we reclassified our investment in 12,208,243 shares of common stock of WLT from equity method investments to equity securities, since we no longer have significant influence over WLT, following the redemption of our investment in preferred shares of WLT, as described above. As a result, we account for this investment, which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 3 because it is not traded in an active market. The carrying value of this investment was $33.4 million as of December 31, 2021, which was included within Equity method investments in the consolidated financial statements. We recognized non-cash unrealized gains of $43.4 million on our investment in common shares of WLT during the six months ended June 30, 2022, reflecting the most recently published net asset value of WLT, which was recorded within Other gains and (losses) in the consolidated financial statements. The fair value of our investment in common shares of WLT was $76.8 million as of June 30, 2022.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the six months ended June 30, 2022 or 2021. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		June 30, 2022		December 31, 2021
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2	$5,471,066	$4,983,231	$5,701,913	$5,984,228
Non-recourse mortgages, net (a) (b) (d)	3	328,820	324,326	368,524	369,841
__________
(a)The carrying value of Senior Unsecured Notes, net (Note 10) includes unamortized deferred financing costs of $25.6 million and $28.7 million at June 30, 2022 and December 31, 2021, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of less than $0.1 million at both June 30, 2022 and December 31, 2021.
(b)The carrying value of Senior Unsecured Notes, net includes unamortized discount of $26.0 million and $29.2 million at June 30, 2022 and December 31, 2021, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $0.4 million and $0.8 million at June 30, 2022 and December 31, 2021, respectively.
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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility (Note 10), but excluding finance receivables (Note 5), had fair values that approximated their carrying values at both June 30, 2022 and December 31, 2021.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. There have been no significant changes in our impairment policies from what was disclosed in the 2021 Annual Report.

W. P. Carey 6/30/2022 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)
The following tables present information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended June 30,
	2022		2021
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Land, buildings and improvements and intangibles	$10,270	$6,206	$—	$—
Equity method investments	—	—	—	—
		$6,206		$—

	Six Months Ended June 30,
	2022		2021
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Land, buildings and improvements and intangibles	$24,497	$26,385	$—	$—
Equity method investments	—	—	8,175	6,830
		$26,385		$6,830

Impairment charges, and their related triggering events and fair value measurements, recognized during the three and six months ended June 30, 2022 and 2021 were as follows:

Land, Buildings and Improvements and Intangibles

The impairment charges described below are reflected within Impairment charges in our consolidated statements of income.

During the three and six months ended June 30, 2022, we recognized impairment charges totaling $6.2 million on two properties in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices.

During the six months ended June 30, 2022, we recognized an impairment charge of $10.9 million on a property in order to reduce its carrying value to its estimated fair value, which declined due to changes in expected cash flows related to the existing tenant’s lease expiration in 2023. The fair value measurement was determined by estimating discounted cash flows using two significant unobservable inputs, which were the cash flow discount rate (14.0%) and terminal capitalization rate (11.0%)

In March 2022, we entered into a transaction to restructure certain leases with Pendragon PLC (a tenant at certain automotive dealerships in the United Kingdom). Under this restructuring, we extended the leases on 30 properties by 11 years (no change to rent) and entered into an agreement to dispose of 12 properties, with the tenant continuing to pay rent until the earlier of sale date or certain specified dates over the following 12 months. As a result, during the six months ended June 30, 2022, we recognized impairment charges totaling $9.3 million on six of these properties in order to reduce the carrying values of the properties to their estimated fair values. The fair value measurements for the properties were determined using a direct capitalization rate analysis; the capitalization rate for the various scenarios ranged from 4.75% to 10.00%.

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

W. P. Carey 6/30/2022 10-Q – 25

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

Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2021 Annual Report. At both June 30, 2022 and December 31, 2021, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Foreign currency collars	Other assets, net	$41,827	$19,484	$—	$—
Interest rate swap	Other assets, net	503	—	—	—
Interest rate cap	Other assets, net	5	1	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	—	(1,311)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	—	(908)
		42,335	19,485	—	(2,219)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	4,600	4,600	—	—
Foreign currency collars	Other assets, net	1,126	—	—	—
		5,726	4,600	—	—
Total derivatives		$48,061	$24,085	$—	$(2,219)

W. P. Carey 6/30/2022 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)
The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (a)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2022	2021	2022	2021
Foreign currency collars	$18,456	$(2,539)	$23,654	$13,628
Interest rate swaps	575	235	1,356	3,648
Interest rate caps	2	2	5	4
Total	$19,033	$(2,302)	$25,015	$17,280

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Foreign currency collars	Non-operating income	$3,359	$614	$5,463	$(567)
Interest rate swaps and caps (b)	Interest expense	(122)	(198)	(286)	(524)
Total		$3,237	$416	$5,177	$(1,091)
__________
(a)Excludes net gains of $0.9 million and $0.3 million recognized on unconsolidated jointly owned investments for the three months ended June 30, 2022 and 2021, respectively, and net gains of $2.3 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively.
(b)Amount for the six months ended June 30, 2021 excludes other comprehensive income totaling $3.1 million that was released from the consolidated financial statements (along with the related liability balances) upon the termination of interest rate swaps in connection with certain prepayments of non-recourse mortgage loans during the period.

Amounts reported in Other comprehensive (loss) income related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Non-operating income when the hedged foreign currency contracts are settled. As of June 30, 2022, we estimate that an additional $0.2 million and $18.1 million will be reclassified as Interest expense and Non-operating income, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Foreign currency collars	Non-operating income	$2,575	$(841)	$3,783	$159
Interest rate swaps	Interest expense	144	225	331	1,131
Derivatives Not in Cash Flow Hedging Relationships
Foreign currency collars	Other gains and (losses)	842	—	1,126	—
Stock warrants	Other gains and (losses)	—	(500)	—	(500)
Total		$3,561	$(1,116)	$5,240	$790

See below for information on our purposes for entering into derivative instruments.

W. P. Carey 6/30/2022 10-Q – 27

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

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at June 30, 2022 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2022 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	2	46,584	EUR	$496
Interest rate swap	1	15,718	USD	7
Interest rate cap	1	10,608	EUR	5
				$508
__________
(a)Fair value amounts are based on the exchange rate of the euro at June 30, 2022, as applicable.

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

The following table presents the foreign currency collars that we had outstanding at June 30, 2022 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2022
Designated as Cash Flow Hedging Instruments
Foreign currency collars	79	311,100	EUR	$35,741
Foreign currency collars	85	55,120	GBP	6,086
Not Designated as Cash Flow Hedging Instruments
Foreign currency collars	2	15,100	EUR	1,126
				$42,953

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2022. At June 30, 2022, our total credit exposure and the maximum exposure to any single counterparty was $43.8 million and $8.5 million, respectively.

W. P. Carey 6/30/2022 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)
Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At June 30, 2022, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $2.2 million at December 31, 2021, which included accrued interest and any nonperformance risk adjustments (there was no such liability balance at June 30, 2022). If we had breached any of these provisions at December 31, 2021, we could have been required to settle our obligations under these agreements at their aggregate termination value of $2.3 million.

Net Investment Hedges

Borrowings under our Senior Unsecured Notes, Unsecured Revolving Credit Facility, and Unsecured Term Loans (all as defined in Note 10) denominated in euro, British pounds sterling, or Japanese yen are designated as, and are effective as, economic hedges of our net investments in foreign entities.

Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under our euro-denominated senior notes and changes in the value of our euro, Japanese yen, and British pound sterling borrowings under our Senior Unsecured Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. Such gains (losses) related to non-derivative net investment hedges were $236.4 million and $(44.5) million for the three months ended June 30, 2022 and 2021, respectively, and $313.3 million and $98.0 million for the six months ended June 30, 2022 and 2021, respectively.

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

In April 2022, we entered into a Second Amendment to the Credit Agreement to increase the Term Loan to £270.0 million and the Delayed Draw Term Loan to €215.0 million, thereby increasing the total capacity of our Senior Unsecured Credit Facility to approximately $2.4 billion. There were no other changes to the terms of our Credit Agreement. We used the approximately $300 million of proceeds from this increase in the capacity of our Unsecured Term Loans to partially repay amounts outstanding under our Unsecured Revolving Credit Facility.

At June 30, 2022, our Unsecured Revolving Credit Facility had available capacity of approximately $1.4 billion (net of amounts reserved for standby letters of credit totaling $0.6 million). We incur an annual facility fee of 0.20% of the total commitment on our Unsecured Revolving Credit Facility, which is included within Interest expense in our consolidated statements of income.

W. P. Carey 6/30/2022 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)
The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

	Interest Rate at June 30, 2022 (a)	Maturity Date at June 30, 2022	Principal Outstanding Balance at
Senior Unsecured Credit Facility			June 30, 2022	December 31, 2021
Unsecured Term Loans:
Term Loan — borrowing in British pounds sterling (b) (c) (d)	SONIA + 0.9826%	2/20/2025	$326,787	$202,183
Delayed Draw Term Loan — borrowing in euros (e)	EURIBOR + 0.95%	2/20/2025	223,321	109,296
			550,108	311,479
Unsecured Revolving Credit Facility:
Borrowing in euros (e)	EURIBOR + 0.85%	2/20/2025	248,769	205,001
Borrowing in U.S. dollars (f)	LIBOR + 0.85%	2/20/2025	151,000	—
Borrowing in Japanese yen (g)	TIBOR + 0.85%	2/20/2025	17,686	20,935
Borrowing in British pounds sterling	N/A	2/20/2025	—	184,660
			417,455	410,596
			$967,563	$722,075
__________
(a)The applicable interest rate at June 30, 2022 was based on the credit rating for our Senior Unsecured Notes of BBB/Baa2 .
(b)SONIA means Sterling Overnight Index Average.
(c)Interest rate includes both a spread adjustment to the base rate and a credit spread.
(d)Balance excludes unamortized discount of $1.8 million and $0.9 million at June 30, 2022 and December 31, 2021, respectively.
(e)EURIBOR means Euro Interbank Offered Rate.
(f)LIBOR means London Interbank Offered Rate.
(g)TIBOR means Tokyo Interbank Offered Rate.

Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $5.5 billion at June 30, 2022 (the “Senior Unsecured Notes”).

We redeemed the €500.0 million of 2.0% Senior Notes due 2023 in March 2021. In connection with this redemption, we paid a “make-whole” amount of $26.2 million (based on the exchange rate of the euro as of the date of redemption) and recognized a loss on extinguishment of $28.2 million, which is included within Other gains and (losses) on our consolidated statements of income for the six months ended June 30, 2021.

W. P. Carey 6/30/2022 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)
Interest on the Senior Unsecured Notes is payable annually in arrears for our euro-denominated senior notes and semi-annually for U.S. dollar-denominated senior notes. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 20 to 35 basis points. The following table presents a summary of our Senior Unsecured Notes outstanding at June 30, 2022 (currency in thousands):

		Principal Amount	Coupon Rate	Maturity Date	Principal Outstanding Balance at
Senior Unsecured Notes, net (a)	Issue Date				June 30, 2022	December 31, 2021
4.6% Senior Notes due 2024	3/14/2014	$500,000	4.6%	4/1/2024	$500,000	$500,000
2.25% Senior Notes due 2024	1/19/2017	€500,000	2.25%	7/19/2024	519,350	566,300
4.0% Senior Notes due 2025	1/26/2015	$450,000	4.0%	2/1/2025	450,000	450,000
2.250% Senior Notes due 2026	10/9/2018	€500,000	2.250%	4/9/2026	519,350	566,300
4.25% Senior Notes due 2026	9/12/2016	$350,000	4.25%	10/1/2026	350,000	350,000
2.125% Senior Notes due 2027	3/6/2018	€500,000	2.125%	4/15/2027	519,350	566,300
1.350% Senior Notes due 2028	9/19/2019	€500,000	1.350%	4/15/2028	519,350	566,300
3.850% Senior Notes due 2029	6/14/2019	$325,000	3.850%	7/15/2029	325,000	325,000
0.950% Senior Notes due 2030	3/8/2021	€525,000	0.950%	6/1/2030	545,318	594,615
2.400% Senior Notes due 2031	10/14/2020	$500,000	2.400%	2/1/2031	500,000	500,000
2.450% Senior Notes due 2032	10/15/2021	$350,000	2.450%	2/1/2032	350,000	350,000
2.250% Senior Notes due 2033	2/25/2021	$425,000	2.250%	4/1/2033	425,000	425,000
					$5,522,718	$5,759,815
__________
(a)Aggregate balance excludes unamortized deferred financing costs totaling $25.6 million and $28.7 million, and unamortized discount totaling $26.0 million and $29.2 million, at June 30, 2022 and December 31, 2021, respectively.

Covenants

The Credit Agreement, each of the Senior Unsecured Notes, and certain of our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. There have been no significant changes in our debt covenants from what was disclosed in the 2021 Annual Report. We were in compliance with all of these covenants at June 30, 2022.

Non-Recourse Mortgages

At June 30, 2022, the weighted-average interest rate for our total non-recourse mortgage notes payable was 3.8% (fixed-rate and variable-rate non-recourse mortgage notes payable were 4.8% and 1.9%, respectively), with maturity dates ranging from August 2022 to September 2031.

Repayments

During the six months ended June 30, 2022, we (i) prepaid a non-recourse mortgage loan of $10.4 million and (ii) repaid a non-recourse mortgage loan at maturity with a principal balance of approximately $2.5 million. We recognized a net loss on extinguishment of debt of $1.1 million on these repayments, which is included within Other gains and (losses) on our consolidated statements of income. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 5.8%.

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

W. P. Carey 6/30/2022 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)
Foreign Currency Exchange Rate Impact

During the six months ended June 30, 2022, the U.S. dollar strengthened against the euro, resulting in an aggregate decrease of $329.4 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2021 to June 30, 2022.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of June 30, 2022 are as follows (in thousands):

Years Ending December 31,	Total
2022 (remainder)	$30,717
2023	178,319
2024	1,056,815
2025	1,466,474
2026	901,421
Thereafter through 2033	3,185,790
Total principal payments	6,819,536
Unamortized discount, net	(28,209)
Unamortized deferred financing costs	(25,699)
Total	$6,765,628

Certain amounts in the table above are based on the applicable foreign currency exchange rate at June 30, 2022.

Note 11. Commitments and Contingencies

At June 30, 2022, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2021 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the six months ended June 30, 2022. We recorded stock-based compensation expense of $9.8 million and $9.0 million during the three months ended June 30, 2022 and 2021, respectively, and $17.6 million and $14.4 million during the six months ended June 30, 2022 and 2021, respectively, which was included in Stock-based compensation expense in the consolidated financial statements.

W. P. Carey 6/30/2022 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)
Restricted and Conditional Awards

Nonvested restricted share awards (“RSAs”), restricted share units (“RSUs”), and performance share units (“PSUs”) at June 30, 2022 and changes during the six months ended June 30, 2022 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2022	306,994	$71.21	398,255	$86.86
Granted (a)	212,226	80.10	144,311	104.97
Vested (b)	(136,412)	72.53	(165,615)	92.16
Forfeited	(5,412)	76.54	—	—
Adjustment (c)	—	—	143,984	81.65
Nonvested at June 30, 2022 (d)	377,396	$75.65	520,935	$89.53
__________
(a)The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period and (ii) future financial performance projections. To estimate the fair value of PSUs granted during the six months ended June 30, 2022, we used a risk-free interest rate of 1.2%, an expected volatility rate of 36.7%, and assumed a dividend yield of zero.
(b)The grant date fair value of shares vested during the six months ended June 30, 2022 was $25.2 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At June 30, 2022 and December 31, 2021, we had an obligation to issue 1,181,947 and 1,104,020 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $57.0 million and $49.8 million, respectively.
(c)Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments at June 30, 2022 to reflect the number of shares expected to be issued when the PSUs vest.
(d)At June 30, 2022, total unrecognized compensation expense related to these awards was approximately $47.5 million, with an aggregate weighted-average remaining term of 2.2 years.

Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income — basic and diluted	$127,678	$120,245	$284,673	$171,879

Weighted-average shares outstanding — basic	194,019,451	180,099,370	192,971,256	178,379,654
Effect of dilutive securities	744,244	569,362	734,779	522,605
Weighted-average shares outstanding — diluted	194,763,695	180,668,732	193,706,035	178,902,259

For the three and six months ended June 30, 2022 and 2021, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

W. P. Carey 6/30/2022 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)
ATM Program

On May 2, 2022, we established a continuous “at-the-market” offering program (“ATM Program”) with a syndicate of banks, pursuant to which shares of our common stock having an aggregate gross sales price of up to $1.0 billion may be sold (i) directly through or to the banks acting as sales agents or as principal for their own accounts or (ii) participating banks or their affiliates acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement (our “ATM Forwards”). Effective as of that date, we terminated a prior ATM Program that was established on August 9, 2019.

Our prior ATM Program is discussed in the 2021 Annual Report. The following table sets forth certain information regarding the issuance of shares of our common stock under our prior ATM Program during the periods presented (net proceeds in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares of common stock issued	491,068	2,205,509	2,740,295	4,225,624
Weighted-average price per share	$81.70	$74.56	$80.79	$72.50
Net proceeds	$39,101	$162,292	$218,095	$302,512

Forward Equity

We expect to settle the ATM Forwards in full on or prior to the maturity date of each ATM Forward via physical delivery of the outstanding shares of common stock in exchange for cash proceeds. However, subject to certain exceptions, we may also elect to cash settle or net share settle all or any portion of our obligations under any ATM Forwards. The forward sale price that we will receive upon physical settlement of the ATM Forwards will be (i) subject to adjustment on a daily basis based on a floating interest rate factor equal to a specified daily rate less a spread (i.e., if the specified daily rate is less than the spread on any day, the interest rate factor will result in a daily reduction of the applicable forward sale price) and (ii) decreased based on amounts related to expected dividends on shares of our common stock during the term of the ATM Forwards.

We determined that our ATM Forwards meet the criteria for equity classification and are therefore exempt from derivative accounting. We recorded the ATM Forwards at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.

In addition, we refer to our three forward equity offerings presented below as the June 2020 Equity Forwards, June 2021 Equity Forwards, and August 2021 Equity Forwards (collectively, the “Equity Forwards”), which are discussed in the 2021 Annual Report. Our ATM Forwards are also presented below (gross offering proceeds at closing in thousands):

	Agreement Date (a)	Shares Offered (b)	Average Gross Offering Price	Average Gross Offering Proceeds at Closing	Outstanding Shares as of June 30, 2022
June 2020 Equity Forwards (c)	6/17/2020	5,462,500	$70.00	$382,375	—
June 2021 Equity Forwards (d)	6/7/2021	6,037,500	75.30	454,624	—
August 2021 Equity Forwards	8/9/2021	5,175,000	78.00	403,650	3,925,000
ATM Forwards (e)	5/2/2022	3,674,187	83.98	308,553	3,674,187
					7,599,187
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
(e)We sold shares under our ATM Forwards during the second quarter of 2022. We did not settle any of the shares sold and therefore did not receive any proceeds from such sales.

W. P. Carey 6/30/2022 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)
The following table sets forth certain information regarding the settlement of our Equity Forwards during the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares of common stock delivered	—	4,523,209	—	4,523,209
Net proceeds	$—	$309,864	$—	$309,864

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30, 2022
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$23,717	$(265,857)	$—	$(242,140)
Other comprehensive loss before reclassifications	23,213	(43,993)	—	(20,780)
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(3,359)	—	—	(3,359)
Interest expense	122	—	—	122
Total	(3,237)	—	—	(3,237)
Net current period other comprehensive loss	19,976	(43,993)	—	(24,017)
Ending balance	$43,693	$(309,850)	$—	$(266,157)

	Three Months Ended June 30, 2021
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$982	$(234,871)	$—	$(233,889)
Other comprehensive income before reclassifications	(1,607)	5,973	—	4,366
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(614)	—	—	(614)
Interest expense	198	—	—	198
Total	(416)	—	—	(416)
Net current period other comprehensive income	(2,023)	5,973	—	3,950
Net current period other comprehensive income attributable to noncontrolling interests	(21)	—	—	(21)
Ending balance	$(1,062)	$(228,898)	$—	$(229,960)
W. P. Carey 6/30/2022 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2022
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$16,347	$(256,705)	$18,688	$(221,670)
Other comprehensive loss before reclassifications	32,523	(53,145)	—	(20,622)
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(5,463)	—	—	(5,463)
Interest expense	286	—	—	286
Other gains and (losses) (Note 8)	—	—	(18,688)	(18,688)
Total	(5,177)	—	(18,688)	(23,865)
Net current period other comprehensive loss	27,346	(53,145)	(18,688)	(44,487)
Ending balance	$43,693	$(309,850)	$—	$(266,157)

	Six Months Ended June 30, 2021
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$(18,937)	$(220,969)	$—	$(239,906)
Other comprehensive income before reclassifications	16,805	(7,929)	—	8,876
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	567	—	—	567
Interest expense	524	—	—	524
Total	1,091	—	—	1,091
Net current period other comprehensive income	17,896	(7,929)	—	9,967
Net current period other comprehensive income attributable to noncontrolling interests	(21)	—	—	(21)
Ending balance	$(1,062)	$(228,898)	$—	$(229,960)

See Note 9 for additional information on our derivatives activity recognized within Other comprehensive (loss) income for the periods presented.

Dividends Declared

During the second quarter of 2022, our Board declared a quarterly dividend of $1.059 per share, which was paid on July 15, 2022 to stockholders of record as of June 30, 2022.

During the six months ended June 30, 2022, we declared dividends totaling $2.116 per share.

Note 13. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and six months ended June 30, 2022 and 2021.

Certain of our subsidiaries have elected TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three and six months ended June 30, 2022 and 2021.

W. P. Carey 6/30/2022 10-Q – 36

Notes to Consolidated Financial Statements (Unaudited)
Current income tax expense was $6.6 million and $9.1 million for the three months ended June 30, 2022 and 2021, respectively, and $14.9 million and $17.5 million for the six months ended June 30, 2022 and 2021, respectively. Deferred income tax benefit (expense) was $0.4 million and $(0.2) million for the three months ended June 30, 2022 and 2021, respectively, and $1.6 million and $2.4 million for the six months ended June 30, 2022 and 2021, respectively.

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

2022 — During the three and six months ended June 30, 2022, we sold eight and 14 properties, respectively, for total proceeds, net of selling costs, of $88.4 million and $115.1 million, respectively, and recognized a net gain on these sales totaling $31.1 million and $42.4 million, respectively (inclusive of income taxes totaling less than $0.1 million for both the three and six months ended June 30, 2022, recognized upon sale).

2021 — During the three and six months ended June 30, 2021, we sold ten and 12 properties, respectively, for total proceeds, net of selling costs, of $85.0 million and $98.4 million, respectively, and recognized a net gain on these sales totaling $19.8 million and $29.2 million, respectively (inclusive of income taxes totaling $3.7 million and $3.8 million, respectively, recognized upon sale).
W. P. Carey 6/30/2022 10-Q – 37

Notes to Consolidated Financial Statements (Unaudited)
Note 15. Segment Reporting

We evaluate our results from operations through our two major business segments: Real Estate and Investment Management. The following tables present a summary of comparative results and assets for these business segments (in thousands):

Real Estate

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Lease revenues	$314,354	$289,064	$622,079	$573,729
Income from direct financing leases and loans receivable	17,778	17,422	36,157	35,164
Operating property revenues (a)	5,064	3,245	8,929	5,424
Lease termination income and other	2,591	5,059	16,713	6,644
	339,787	314,790	683,878	620,961

Operating Expenses
Depreciation and amortization	115,080	114,348	230,473	224,670
General and administrative	20,841	20,464	43,925	42,547
Reimbursable tenant costs	16,704	15,092	33,664	30,850
Property expenses, excluding reimbursable tenant costs	11,851	11,815	25,630	22,698
Stock-based compensation expense	9,758	9,048	17,591	14,429
Impairment charges	6,206	—	26,385	—
Operating property expenses	3,191	2,049	5,978	3,960
Merger and other expenses	1,984	(2,599)	(341)	(3,090)
	185,615	170,217	383,305	336,064
Other Income and Expenses
Interest expense	(46,417)	(49,252)	(92,470)	(100,892)
Gain on sale of real estate, net	31,119	19,840	42,367	29,212
Other gains and (losses)	(20,155)	7,472	14,263	(34,717)
Non-operating income	5,975	3,065	14,517	9,337
Earnings (losses) from equity method investments in real estate	4,529	(1,854)	3,742	(12,973)
	(24,949)	(20,729)	(17,581)	(110,033)
Income before income taxes	129,223	123,844	282,992	174,864
Provision for income taxes	(5,955)	(9,119)	(12,868)	(15,545)
Net Income from Real Estate	123,268	114,725	270,124	159,319
Net income attributable to noncontrolling interests	(40)	(38)	(38)	(45)
Net Income from Real Estate Attributable to W. P. Carey	$123,228	$114,687	$270,086	$159,274

W. P. Carey 6/30/2022 10-Q – 38

Notes to Consolidated Financial Statements (Unaudited)
Investment Management

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Asset management and other revenue	$3,467	$3,966	$6,887	$7,920
Reimbursable costs from affiliates	1,143	968	2,070	2,009
	4,610	4,934	8,957	9,929
Operating Expenses
Reimbursable costs from affiliates	1,143	968	2,070	2,009
Merger and other expenses	—	—	3	15
	1,143	968	2,073	2,024
Other Income and Expenses
Earnings from equity method investments in the Managed Programs	2,872	1,698	8,431	3,084
Other gains and (losses)	(1,591)	73	(264)	1,074
Non-operating (loss) income	(1)	—	3	84
	1,280	1,771	8,170	4,242
Income before income taxes	4,747	5,737	15,054	12,147
(Provision for) benefit from income taxes	(297)	(179)	(467)	458
Net Income from Investment Management Attributable to W. P. Carey	$4,450	$5,558	$14,587	$12,605

Total Company

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$344,397	$319,724	$692,835	$630,890
Operating expenses	186,758	171,185	385,378	338,088
Other income and (expenses)	(23,669)	(18,958)	(9,411)	(105,791)
Provision for income taxes	(6,252)	(9,298)	(13,335)	(15,087)
Net income attributable to noncontrolling interests	(40)	(38)	(38)	(45)
Net income attributable to W. P. Carey	$127,678	$120,245	$284,673	$171,879

	Total Assets at
	June 30, 2022	December 31, 2021
Real Estate	$15,314,097	$15,344,703
Investment Management	140,132	135,927
Total Company	$15,454,229	$15,480,630
__________
(a)Operating property revenues from our hotels include $3.3 million and $1.7 million for the three months ended June 30, 2022 and 2021, respectively, and $5.4 million and $2.5 million for the six months ended June 30, 2022 and 2021, respectively, generated from a hotel in Bloomington, Minnesota (revenues reflect higher occupancy as the hotel’s business recovered from the COVID-19 pandemic).

W. P. Carey 6/30/2022 10-Q – 39

Notes to Consolidated Financial Statements (Unaudited)
Note 16. Subsequent Events

Acquisitions and Completed Construction Project

In July 2022, we completed two acquisitions totaling approximately $281.9 million. They are as follows:

•$262.0 million for a portfolio of 20 industrial facilities in the United States; and
•$19.9 million for a portfolio of five retail facilities in Spain.

In addition, in July 2022, we completed a build-to-suit project for $25.7 million.

Amounts are based on the applicable exchange rate on the date of transaction.
W. P. Carey 6/30/2022 10-Q – 40

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

Significant Developments

Proposed Merger with CPA:18 – Global

On February 27, 2022, we, CPA:18 – Global, CPA:18 LP, and certain of our subsidiaries entered into the Merger Agreement, pursuant to which CPA:18 – Global will merge with and into one of our indirect subsidiaries in exchange for shares of our common stock and cash (Note 1). The Proposed Merger and related transactions were approved by the stockholders of CPA:18 – Global at a special meeting on July 26, 2022. We currently expect the transaction to close on August 1, 2022.

Financial Highlights

During the six months ended June 30, 2022, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•We acquired 11 investments totaling $644.0 million (Note 4, Note 5).
•We completed three construction projects at a cost totaling $98.2 million (Note 4).
•We funded approximately $37.3 million for a construction loan to build a retail complex in Las Vegas, Nevada, during the six months ended June 30, 2022. Through June 30, 2022, we have funded $141.0 million (Note 7).
•We committed to fund two build-to-suit or expansion projects totaling $24.9 million. We currently expect to complete the projects in 2022 and 2023 (Note 4).

Dispositions

•As part of our active capital recycling program, we disposed of 14 properties for total proceeds, net of selling costs, of $115.1 million (Note 14).
•In January 2022, WLT redeemed in full our 1,300,000 shares of its preferred stock for gross proceeds of $65.0 million (Note 8).

Financing and Capital Markets Transactions

•On May 2, 2022, we established a $1.0 billion ATM Program, under which we may issue shares directly or defer delivery to a later date through our ATM Forwards. As of June 30, 2022, we had approximately $301.0 million of available proceeds under our ATM Forwards (Note 12).
•We issued 2,740,295 shares of our common stock under our prior ATM Program at a weighted-average price of $80.79 per share, for net proceeds of $218.1 million (Note 12).
•In April 2022, we increased the Term Loan to £270.0 million and the Delayed Draw Term Loan to €215.0 million, thereby increasing the total capacity of our Senior Unsecured Credit Facility to approximately $2.4 billion. We used the approximately $300 million of proceeds from this increase in the capacity of our Unsecured Term Loans to partially repay amounts outstanding under our Unsecured Revolving Credit Facility (Note 10).

W. P. Carey 6/30/2022 10-Q – 41

Investment Management

Assets Under Management

•As of June 30, 2022, we managed total assets of approximately $2.5 billion on behalf of CPA:18 – Global and CESH. The vast majority of our Investment Management earnings are generated from asset management fees and our ownership interests in CPA:18 – Global and CESH. However, subject to the terms and conditions of the Merger Agreement, upon consummation of the Proposed Merger, we will no longer receive fees and distributions from CPA:18 – Global, and as a result, Investment Management earnings are expected to decline in future periods (Note 1).

Dividends to Stockholders

We declared cash dividends totaling $2.116 per share during the six months ended June 30, 2022, comprised of two quarterly dividends per share of $1.057 and $1.059 (Note 12).

Consolidated Results

(in thousands, except shares)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues from Real Estate	$339,787	$314,790	$683,878	$620,961
Revenues from Investment Management	4,610	4,934	8,957	9,929
Total revenues	344,397	319,724	692,835	630,890

Net income from Real Estate attributable to W. P. Carey	123,228	114,687	270,086	159,274
Net income from Investment Management attributable to W. P. Carey	4,450	5,558	14,587	12,605
Net income attributable to W. P. Carey	127,678	120,245	284,673	171,879

Dividends declared	205,898	194,914	411,395	382,395

Net cash provided by operating activities			446,883	398,747
Net cash used in investing activities			(560,525)	(885,881)
Net cash provided by financing activities			106,531	398,948

Supplemental financial measures (a):
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Real Estate	247,246	222,377	499,260	432,705
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management	7,128	6,299	13,940	12,457
Adjusted funds from operations attributable to W. P. Carey (AFFO)	254,374	228,676	513,200	445,162

Diluted weighted-average shares outstanding	194,763,695	180,668,732	193,706,035	178,902,259
__________
(a)We consider Adjusted funds from operations (“AFFO”), a supplemental measure that is not defined by GAAP (a “non-GAAP measure”), to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

W. P. Carey 6/30/2022 10-Q – 42

Revenues

Total revenues increased for the three and six months ended June 30, 2022 as compared to the same periods in 2021. Real Estate revenue increased primarily due to higher lease revenues (substantially as a result of property acquisition activity and rent escalations, partially offset by the impact of the weakening euro and British pound sterling, as well as property dispositions) and higher lease termination and other income for the six months ended June 30, 2022 as compared to the same period in 2021 (Note 4).

Net Income Attributable to W. P. Carey

Net income attributable to W. P. Carey increased for the three months ended June 30, 2022 as compared to the same period in 2021. Net income from Real Estate attributable to W. P. Carey increased primarily due to a non-cash unrealized gain recognized on our investment in common shares of WLT (Note 8), a higher aggregate gain on sale of real estate (Note 14), and the impact of real estate acquisitions, partially offset by the impact of the weakening euro and British pound sterling, and impairment charges recognized during the current year period.

Net income attributable to W. P. Carey increased for the six months ended June 30, 2022 as compared to the same period in 2021. Net income from Real Estate attributable to W. P. Carey increased primarily due to a lower loss on extinguishment of debt (Note 10), non-cash unrealized gains recognized on our investment in common shares of WLT (Note 8), the impact of real estate acquisitions, and a higher aggregate gain on sale of real estate, partially offset by the impact of the weakening euro and British pound sterling, higher impairment charges (Note 8), and a non-cash unrealized gain recognized on our investment in shares of Lineage Logistics during the prior year period (Note 8).

AFFO

AFFO increased for the three and six months ended June 30, 2022 as compared to the same periods in 2021, primarily due to higher lease revenues from net investment activity and rent escalations, partially offset by the impact of the weakening euro and British pound sterling, as well as the cessation of cash dividends from our investment in preferred shares of WLT following the redemption of that investment in January 2022 (Note 8).

W. P. Carey 6/30/2022 10-Q – 43

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

Portfolio Summary

	June 30, 2022	December 31, 2021
ABR (in thousands)	$1,270,226	$1,247,764
Number of net-leased properties	1,357	1,304
Number of operating properties (a)	20	20
Number of tenants (net-leased properties)	356	352
Total square footage (net-leased properties, in thousands)	161,294	155,674
Occupancy (net-leased properties)	99.1%	98.5%
Weighted-average lease term (net-leased properties, in years)	11.0	10.8
Number of countries (b)	25	24
Total assets (in thousands)	$15,454,229	$15,480,630
Net investments in real estate (in thousands)	12,976,489	13,037,369

	Six Months Ended June 30,
	2022	2021
Acquisition volume (in millions) (c)	$681.3	$922.0
Construction projects completed (in millions)	98.2	62.4
Average U.S. dollar/euro exchange rate	1.0941	1.2046
Average U.S. dollar/British pound sterling exchange rate	1.2999	1.3874

__________
(a)At both June 30, 2022 and December 31, 2021, operating properties consisted of 19 self-storage properties (of which we consolidated ten, with an average occupancy of 95.3% as of June 30, 2022) and one hotel property with an average occupancy of 59.2% for the six months ended June 30, 2022.
(b)We acquired investments in Belgium during the six months ended June 30, 2022.
(c)Amounts for the six months ended June 30, 2022 and 2021 include $37.3 million and $84.9 million, respectively, of funding for a construction loan (Note 7).

W. P. Carey 6/30/2022 10-Q – 44

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at June 30, 2022 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
U-Haul Moving Partners Inc. and Mercury Partners, LP	Net lease self-storage properties in the U.S.	78	$38,751	3.0%	1.8
State of Andalucía (a)	Government office properties in Spain	70	28,506	2.2%	12.5
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	Do-it-yourself retail properties in Germany	35	26,537	2.1%	14.7
Metro Cash & Carry Italia S.p.A. (a)	Business-to-business wholesale stores in Italy and Germany	20	26,492	2.1%	6.3
Extra Space Storage, Inc.	Net lease self-storage properties in the U.S.	27	22,957	1.8%	21.8
OBI Group (a)	Do-it-yourself retail properties in Poland	26	21,515	1.7%	8.1
Marriott Corporation	Net lease hotel properties in the U.S.	18	21,350	1.7%	1.6
Nord Anglia Education, Inc.	K-12 private schools in the U.S.	3	20,981	1.7%	21.2
Pendragon PLC (a)	Automotive dealerships in the United Kingdom	63	20,214	1.6%	12.9
Advance Auto Parts, Inc.	Distribution facilities in the U.S.	29	19,851	1.6%	10.6
Total		369	$247,154	19.5%	10.5
__________
(a)ABR amounts are subject to fluctuations in foreign currency exchange rates.

W. P. Carey 6/30/2022 10-Q – 45

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
South
Texas	$105,724	8.3%	11,983	7.4%
Florida	53,372	4.2%	4,456	2.7%
Tennessee	25,193	2.0%	4,136	2.6%
Georgia	24,804	2.0%	3,512	2.2%
Alabama	19,386	1.5%	3,334	2.1%
Other (b)	15,469	1.2%	2,237	1.4%
Total South	243,948	19.2%	29,658	18.4%
Midwest
Illinois	62,824	4.9%	8,734	5.4%
Minnesota	32,584	2.6%	3,225	2.0%
Indiana	26,882	2.1%	4,734	2.9%
Ohio	21,055	1.7%	4,503	2.8%
Wisconsin	15,962	1.3%	2,726	1.7%
Michigan	15,410	1.2%	2,496	1.6%
Other (b)	35,706	2.8%	5,634	3.5%
Total Midwest	210,423	16.6%	32,052	19.9%
East
North Carolina	36,505	2.9%	8,098	5.0%
Pennsylvania	31,890	2.5%	3,673	2.3%
New Jersey	23,178	1.8%	1,235	0.8%
Massachusetts	22,159	1.7%	1,387	0.8%
New York	18,881	1.5%	2,221	1.4%
Kentucky	17,796	1.4%	3,063	1.9%
South Carolina	14,982	1.2%	4,088	2.5%
Other (b)	37,234	2.9%	5,300	3.3%
Total East	202,625	15.9%	29,065	18.0%
West
California	70,710	5.5%	6,420	4.0%
Arizona	30,099	2.4%	3,365	2.1%
Other (b)	63,158	5.0%	6,720	4.1%
Total West	163,967	12.9%	16,505	10.2%
United States Total	820,963	64.6%	107,280	66.5%
International
Spain	60,420	4.8%	5,078	3.2%
Germany	57,205	4.5%	6,440	4.0%
Poland	55,570	4.4%	7,959	4.9%
United Kingdom	52,424	4.1%	4,804	3.0%
The Netherlands	52,200	4.1%	6,990	4.3%
Italy	24,912	2.0%	2,386	1.5%
Denmark	20,475	1.6%	2,844	1.8%
France	19,013	1.5%	1,685	1.0%
Croatia	15,988	1.3%	1,726	1.1%
Canada	15,644	1.2%	2,448	1.5%
Other (c)	75,412	5.9%	11,654	7.2%
International Total	449,263	35.4%	54,014	33.5%
Total	$1,270,226	100.0%	161,294	100.0%

W. P. Carey 6/30/2022 10-Q – 46

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$339,070	26.7%	56,461	35.0%
Warehouse	306,675	24.1%	57,856	35.9%
Office	237,154	18.7%	16,013	9.9%
Retail (d)	212,899	16.8%	19,384	12.0%
Self Storage (net lease)	61,708	4.9%	5,810	3.6%
Other (e)	112,720	8.8%	5,770	3.6%
Total	$1,270,226	100.0%	161,294	100.0%
__________
(a)Includes square footage for any vacant properties.
(b)Other properties within South include assets in Louisiana, Arkansas, Oklahoma, and Mississippi. Other properties within Midwest include assets in Missouri, Kansas, Iowa, Nebraska, North Dakota, and South Dakota. Other properties within East include assets in Virginia, Maryland, Connecticut, West Virginia, New Hampshire, and Maine. Other properties within West include assets in Oregon, Utah, Colorado, Washington, Nevada, Hawaii, New Mexico, Idaho, Wyoming, and Montana.
(c)Includes assets in Lithuania, Mexico, Finland, Norway, Belgium, Hungary, Portugal, the Czech Republic, Austria, Sweden, Slovakia, Japan, Latvia, and Estonia.
(d)Includes automotive dealerships.
(e)Includes ABR from tenants within the following property types: education facility, hotel (net lease), laboratory, theater, fitness facility, student housing (net lease), funeral home, restaurant, and land.

W. P. Carey 6/30/2022 10-Q – 47

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$265,377	20.9%	34,369	21.3%
Consumer Services	110,204	8.7%	8,067	5.0%
Beverage and Food	86,945	6.8%	12,263	7.6%
Automotive	79,095	6.2%	12,310	7.6%
Grocery	69,117	5.4%	7,756	4.8%
Cargo Transportation	61,358	4.8%	9,485	5.9%
Healthcare and Pharmaceuticals	60,276	4.7%	5,372	3.3%
Construction and Building	51,403	4.1%	9,077	5.6%
Business Services	47,521	3.7%	3,981	2.5%
Capital Equipment	47,088	3.7%	7,755	4.8%
Durable Consumer Goods	44,337	3.5%	10,276	6.4%
Hotel and Leisure	42,259	3.3%	2,214	1.4%
Containers, Packaging, and Glass	40,660	3.2%	6,714	4.2%
Sovereign and Public Finance	37,455	3.0%	3,241	2.0%
High Tech Industries	31,066	2.5%	3,315	2.1%
Chemicals, Plastics, and Rubber	27,710	2.2%	4,431	2.7%
Insurance	25,973	2.0%	1,749	1.1%
Non-Durable Consumer Goods	23,869	1.9%	5,940	3.7%
Banking	19,210	1.5%	1,216	0.8%
Aerospace and Defense	16,227	1.3%	1,358	0.8%
Telecommunications	15,007	1.2%	1,479	0.9%
Metals	14,913	1.2%	3,068	1.9%
Media: Broadcasting and Subscription	12,723	1.0%	784	0.5%
Other (b)	40,433	3.2%	5,074	3.1%
Total	$1,270,226	100.0%	161,294	100.0%
__________
(a)Includes automotive dealerships.
(b)Includes ABR from tenants in the following industries: media: advertising, printing, and publishing, wholesale, oil and gas, environmental industries, consumer transportation, forest products and paper, real estate, and electricity. Also includes square footage for vacant properties.

W. P. Carey 6/30/2022 10-Q – 48

Lease Expirations
(in thousands, except percentages, number of leases, and number of tenants)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
Remaining 2022	20	17	$24,073	1.9%	1,500	0.9%
2023 (b)	32	27	46,942	3.7%	5,127	3.2%
2024 (c)	43	37	94,116	7.4%	12,221	7.6%
2025	52	30	58,981	4.6%	7,144	4.4%
2026	41	30	56,375	4.4%	8,222	5.1%
2027	57	33	79,785	6.3%	8,715	5.4%
2028	42	24	62,132	4.9%	5,571	3.5%
2029	51	24	55,657	4.4%	6,882	4.3%
2030	28	24	65,273	5.1%	5,565	3.4%
2031	33	17	64,229	5.1%	8,056	5.0%
2032	37	18	40,780	3.2%	5,409	3.4%
2033	28	22	74,922	5.9%	10,159	6.3%
2034	48	16	76,288	6.0%	7,955	4.9%
2035	13	13	26,224	2.1%	4,725	2.9%
Thereafter (>2035)	277	109	444,449	35.0%	62,519	38.8%
Vacant	—	—	—	—%	1,524	0.9%
Total	802		$1,270,226	100.0%	161,294	100.0%
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

Rent Collections

Through the date of this Report, we received from tenants over 99.6% of contractual base rent that was due during the second quarter of 2022 (based on contractual minimum annualized base rent (“ABR”) as of March 31, 2022).

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of June 30, 2022. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

W. P. Carey 6/30/2022 10-Q – 49

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

Real Estate

Revenues

The following table presents revenues within our Real Estate segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Real Estate Revenues
Lease revenues from:
Existing net-leased properties	$282,633	$273,925	$8,708	$562,924	$552,371	$10,553
Recently acquired net-leased properties	31,017	12,381	18,636	57,558	14,794	42,764
Net-leased properties sold or held for sale	704	2,758	(2,054)	1,597	6,564	(4,967)
Total lease revenues (includes reimbursable tenant costs)	314,354	289,064	25,290	622,079	573,729	48,350
Income from direct financing leases and loans receivable	17,778	17,422	356	36,157	35,164	993
Operating property revenues	5,064	3,245	1,819	8,929	5,424	3,505
Lease termination income and other	2,591	5,059	(2,468)	16,713	6,644	10,069
	$339,787	$314,790	$24,997	$683,878	$620,961	$62,917

W. P. Carey 6/30/2022 10-Q – 50

Lease Revenues

“Existing net-leased properties” are those that we acquired or placed into service prior to January 1, 2021 and that were not sold or held for sale during the periods presented. For the periods presented, there were 1,108 existing net-leased properties.

For the three and six months ended June 30, 2022 as compared to the same periods in 2021, lease revenues from existing net-leased properties increased due to the following items (in millions):
__________
(a)Excludes fixed minimum rent increases, which are reflected as straight-line rent adjustments within lease revenues.
(b)Primarily related to (i) straight-line rent adjustments as a result of contractual rental revenue from certain leases being deemed probable of collection and (ii) write-offs of above/below-market rent intangibles.

“Recently acquired net-leased properties” are those that we acquired or placed into service subsequent to December 31, 2020 and that were not sold or held for sale during the periods presented. Since January 1, 2021, we acquired 36 investments (comprised of 129 properties and six land parcels under buildings that we already own) and placed one property into service.

W. P. Carey 6/30/2022 10-Q – 51

“Net-leased properties sold or held for sale” include (i) 14 net-leased properties disposed of during the six months ended June 30, 2022 and (ii) 24 net-leased properties disposed of during the year ended December 31, 2021. Our dispositions are more fully described in Note 14.

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

For the three and six months ended June 30, 2022 as compared to the same periods in 2021, income from direct financing leases and loans receivable increased due to the following items (in millions):

W. P. Carey 6/30/2022 10-Q – 52

Operating Property Revenues and Expenses

For the periods presented, we recorded operating property revenues from 11 operating properties, comprised of ten self-storage operating properties (which excludes nine self-storage properties accounted for under the equity method) and one hotel operating property. For our hotel operating property, revenues and expenses increased by (i) $1.5 million and $1.1 million, respectively, for the three months ended June 30, 2022 as compared to the same period in 2021, and (ii) $3.0 million and $2.0 million, respectively, for the six months ended June 30, 2022 as compared to the same period in 2021, reflecting higher occupancy as the hotel’s business recovers from the ongoing COVID-19 pandemic.

Lease Termination Income and Other

Lease termination income and other is described in Note 4.

Operating Expenses

Depreciation and Amortization

The following table presents depreciation and amortization expense within our Real Estate segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Depreciation and Amortization
Net-leased properties	$113,650	$112,319	$1,331	$227,612	$220,822	$6,790
Operating properties	683	679	4	1,367	1,375	(8)
Corporate	747	1,350	(603)	1,494	2,473	(979)
	$115,080	$114,348	$732	$230,473	$224,670	$5,803

For the three and six months ended June 30, 2022 as compared to the same periods in 2021, depreciation and amortization expense for net-leased properties increased primarily due to the impact of net acquisition activity, partially offset by the weakening of foreign currencies (primarily the euro and British pound sterling) in relation to the U.S. dollar between the periods.

General and Administrative

All general and administrative expenses are attributed to our Real Estate segment.

For the six months ended June 30, 2022 as compared to the same period in 2021, general and administrative expenses allocated to our Real Estate segment increased by $1.4 million, primarily due to higher compensation expense.

Property Expenses, Excluding Reimbursable Tenant Costs

For the six months ended June 30, 2022 as compared to the same period in 2021, property expenses, excluding reimbursable tenant costs, increased by $2.9 million, primarily due to higher carrying costs related to tenant vacancies (which resulted in property expenses no longer being reimbursable) and costs associated with repositioning certain properties.

Stock-based Compensation Expense

Stock-based compensation expense is fully recognized within our Real Estate segment.

For the six months ended June 30, 2022 as compared to the same period in 2021, stock-based compensation expense allocated to our Real Estate segment increased by $3.2 million, primarily due to changes in the projected payout for PSUs.

Impairment Charges

Our impairment charges are more fully described in Note 8.

W. P. Carey 6/30/2022 10-Q – 53

Merger and Other Expenses

The following table presents merger and other expenses within our Real Estate segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Merger and Other Expenses
Costs incurred in connection with the Proposed Merger (Note 1)	$1,785	$—	$1,785	$2,734	$—	$2,734
Reversals of estimated liabilities for German real estate transfer taxes that were previously recorded in connection with mergers in prior years	—	(2,819)	2,819	(3,616)	(3,262)	(354)
Other expenses	199	220	(21)	541	172	369
	$1,984	$(2,599)	$4,583	$(341)	$(3,090)	$2,749

Other Income and (Expenses), and Provision for Income Taxes

Interest Expense

For the three and six months ended June 30, 2022 as compared to the same periods in 2021, interest expense decreased by $2.8 million and $8.4 million, respectively, primarily due to (i) the weakening of foreign currencies (primarily the euro and British pound sterling) in relation to the U.S. dollar between the periods, (ii) the reduction of our mortgage debt outstanding by prepaying or repaying at or close to maturity a total of $790.7 million of non-recourse mortgage loans with a weighted-average interest rate of 4.9% since January 1, 2021 (Note 10), and (iii) the redemption of the €500.0 million of 2.0% Senior Notes due 2023 in March 2021, partially offset by three senior unsecured notes issuances totaling $1.4 billion (based on the exchange rate of the euro on the date of issuance for our euro-denominated senior unsecured notes) with a weighted-average interest rate of 1.7% completed since January 1, 2021.

The following table presents certain information about our outstanding debt (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Average outstanding debt balance	$6,833,452	$7,000,966	$6,876,996	$6,908,325
Weighted-average interest rate	2.5%	2.6%	2.5%	2.7%

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gain on the sale of properties that were disposed of during the reporting period. Our dispositions are more fully described in Note 14.

W. P. Carey 6/30/2022 10-Q – 54

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on (i) the mark-to-market fair value of equity securities, (ii) extinguishment of debt, and (iii) foreign currency exchange rate movements. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation. All of our foreign currency-denominated unsecured debt instruments were designated as net investment hedges during the three and six months ended June 30, 2022 and 2021. Therefore, no gains and losses on foreign currency exchange rate movements were recognized on the remeasurement of such instruments during those periods (Note 9).

The following table presents other gains and (losses) within our Real Estate segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Other Gains and (Losses)
Net realized and unrealized (losses) gains on foreign currency exchange rate movements (a)	$(37,030)	$3,270	$(40,300)	$(48,104)	$(4,181)	$(43,923)
Non-cash unrealized gains related to an increase in the fair value of our investment in common shares of WLT (Note 8)	15,357	—	15,357	43,397	—	43,397
Change in allowance for credit losses on finance receivables (Note 5)	1,753	4,890	(3,137)	980	6,249	(5,269)
Loss on extinguishment of debt (b)	(149)	(187)	38	(1,041)	(60,068)	59,027
Realized gains in connection with the redemption of our investment in preferred shares of WLT (Note 8)	—	—	—	18,688	—	18,688
Non-cash unrealized gains related to an increase in the fair value of our investment in shares of Lineage Logistics (Note 8)	—	—	—	—	23,381	(23,381)
Other	(86)	(501)	415	343	(98)	441
	$(20,155)	$7,472	$(27,627)	$14,263	$(34,717)	$48,980
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

W. P. Carey 6/30/2022 10-Q – 55

Non-Operating Income

Non-operating income primarily consists of realized gains and losses on derivative instruments, dividends from securities, and interest income on our loans to affiliates and cash deposits.

The following table presents non-operating income within our Real Estate segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Non-Operating Income
Realized gains (losses) on foreign currency collars (Note 9)	$5,934	$(228)	$6,162	$9,246	$(408)	$9,654
Interest income related to our loans to affiliates and cash deposits	41	25	16	51	39	12
Cash dividends from our investment in preferred shares of WLT (Note 8)	—	3,268	(3,268)	912	3,268	(2,356)
Cash dividends from our investment in Lineage Logistics (Note 8)	—	—	—	4,308	6,438	(2,130)
	$5,975	$3,065	$2,910	$14,517	$9,337	$5,180

Earnings (Losses) from Equity Method Investments in Real Estate

Our equity method investments in real estate are more fully described in Note 7. The following table presents earnings (losses) from equity method investments in real estate (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Earnings (Losses) from Equity Method Investments in Real Estate
Earnings from Las Vegas Retail Complex	$1,809	$293	$1,516	$3,368	$293	$3,075
Earnings from Johnson Self Storage (a)	1,087	492	595	2,027	893	1,134
Earnings (losses) from Kesko Senukai (b)	576	660	(84)	1,230	(510)	1,740
Losses from WLT (c)	—	(4,005)	4,005	—	(8,488)	8,488
Proportionate share of impairment charge recognized on Bank Pekao (Note 7)	—	—	—	(4,610)	—	(4,610)
Other-than-temporary impairment charge on State Farm Mutual Automobile Insurance Co. (Note 8)	—	—	—	—	(6,830)	6,830
Other	1,057	706	351	1,727	1,669	58
	$4,529	$(1,854)	$6,383	$3,742	$(12,973)	$16,715
__________
(a)Increases for the three and six months ended June 30, 2022 as compared to the same periods in 2021 are primarily due to higher occupancy and unit rates at these self-storage facilities.
(b)Increase for the six months ended June 30, 2022 as compared to the same period in 2021 is primarily due to higher rent collections at these retail properties, where certain rents were previously disputed and subsequently collected.
(c)Losses for the prior year periods were primarily due to the adverse impact of the COVID-19 pandemic on WLT’s operations. We recorded losses from this investment on a one quarter lag. This investment was reclassified to equity securities at fair value within Other assets, net on our consolidated balance sheets in January 2022 (Note 8).

W. P. Carey 6/30/2022 10-Q – 56

Provision for Income Taxes

For the three and six months ended June 30, 2022 as compared to the same periods in 2021, provision for income taxes within our Real Estate segment decreased by $3.2 million and $2.7 million, respectively, primarily due to a one-time deferred tax expense recognized on a foreign property during the prior year periods and tax benefits recognized on certain foreign properties during the current year periods as a result of a tax court ruling.

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

We no longer raise capital for new or existing funds, but we currently expect to continue managing CPA:18 – Global and CESH and earn the various fees described below through the end of their respective life cycles. Upon the expected completion of the Proposed Merger, we will no longer receive fees and distributions from CPA:18 – Global, and as a result, Investment Management earnings are expected to decline in future periods (Note 1). As of June 30, 2022, we managed total assets of approximately $2.5 billion on behalf of the Managed Programs.

Revenues

The following table presents revenues within our Investment Management segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Investment Management Revenues
Asset management and other revenue
CPA:18 – Global	$3,047	$3,154	$(107)	$6,105	$6,292	$(187)
CESH	420	812	(392)	782	1,628	(846)
	3,467	3,966	(499)	6,887	7,920	(1,033)
Reimbursable costs from affiliates
CPA:18 – Global	1,001	641	360	1,774	1,289	485
CESH	142	231	(89)	296	516	(220)
WLT	—	96	(96)	—	204	(204)
	1,143	968	175	2,070	2,009	61
	$4,610	$4,934	$(324)	$8,957	$9,929	$(972)

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

W. P. Carey 6/30/2022 10-Q – 57

Other Income and Expenses

Earnings from Equity Method Investments in the Managed Programs

Earnings from our equity method investments in the Managed Programs fluctuates based on the timing of transactions, such as new leases and property sales, as well as the level of impairment charges. The following table presents the details of our earnings from equity method investments in the Managed Programs (Note 7) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings from equity method investments in the Managed Programs:
Distributions of Available Cash from CPA:18 – Global (a)	$2,814	$1,787	$5,401	$3,326
Earnings (losses) from equity method investments in the Managed Programs (b)	58	(89)	3,030	(242)
Earnings from equity method investments in the Managed Programs	$2,872	$1,698	$8,431	$3,084
__________
(a)We are entitled to receive distributions of up to 10% of the Available Cash from the operating partnership of CPA:18 – Global, as defined in its operating partnership agreement (Note 3). Distributions of Available Cash received and earned from CPA:18 – Global fluctuate based on the timing of certain events, including acquisitions and dispositions.
(b)Increase for the six months ended June 30, 2022 as compared to the same period in 2021 was due to an increase of $3.3 million from our investment in shares of CPA:18 – Global.

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

Operating Activities — Net cash provided by operating activities increased by $48.1 million during the six months ended June 30, 2022 as compared to the same period in 2021, primarily due to an increase in cash flow generated from net investment activity and scheduled rent increases at existing properties, higher lease termination and other income, and lower interest expense.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and funding for build-to-suit activities and other capital expenditures on real estate. In addition to these types of transactions, during the six months ended June 30, 2022, we used $26.0 million to fund short-term loans to the Managed Programs, while $10.0 million of such loans were repaid (Note 3). We also received $8.1 million in distributions from equity method investments.

Financing Activities — Our financing activities are generally comprised of borrowings and repayments under our Unsecured Revolving Credit Facility, issuances of the Senior Unsecured Notes, payments and prepayments of non-recourse mortgage loans, and payments of dividends to stockholders. In addition to these types of transactions, during the six months ended June 30, 2022, we received $218.1 million in net proceeds from the issuance of shares under our prior ATM Program (Note 12).

W. P. Carey 6/30/2022 10-Q – 58

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	June 30, 2022	December 31, 2021
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$5,471,066	$5,701,913
Non-recourse mortgages (a)	211,973	235,898
	5,683,039	5,937,811
Variable rate:
Unsecured Term Loans (a)	548,287	310,583
Unsecured Revolving Credit Facility	417,455	410,596
Non-recourse mortgages (a):
Amount subject to interest rate swaps and caps	69,250	79,055
Floating interest rate mortgage loans	47,597	53,571
	1,082,589	853,805
	$6,765,628	$6,791,616

Percent of Total Debt
Fixed rate	84%	87%
Variable rate	16%	13%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	2.7%	2.7%
Variable rate (b)	1.6%	1.1%
Total debt	2.5%	2.5%

__________
(a)Aggregate debt balance includes unamortized discount, net, totaling $28.2 million and $30.9 million as of June 30, 2022 and December 31, 2021, respectively, and unamortized deferred financing costs totaling $25.7 million and $28.8 million as of June 30, 2022 and December 31, 2021, respectively.
(b)The impact of our interest rate swaps and caps is reflected in the weighted-average interest rates.

Cash Resources

At June 30, 2022, our cash resources consisted of the following:

•cash and cash equivalents totaling $103.6 million. Of this amount, $65.1 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•our Unsecured Revolving Credit Facility, with available capacity of approximately $1.4 billion (net of amounts reserved for standby letters of credit totaling $0.6 million);
•available proceeds under our Equity Forwards of approximately $285.0 million (based on 3,925,000 remaining shares outstanding and a net offering price of $72.61 per share as of June 30, 2022);
•available proceeds under our ATM Forwards of approximately $301.0 million (based on 3,674,187 shares outstanding and a weighted-average net offering price of $81.93 per share as of June 30, 2022); and
•unleveraged properties that had an aggregate asset carrying value of approximately $12.4 billion at June 30, 2022, although there can be no assurance that we would be able to obtain financing for these properties.

W. P. Carey 6/30/2022 10-Q – 59

Historically, we have also accessed the capital markets through additional debt (denominated in both U.S. dollars and euros) and equity offerings. During the six months ended June 30, 2022, we issued 2,740,295 shares of common stock under our prior ATM Program for net proceeds of $218.1 million (Note 12). As of June 30, 2022, we had approximately $285.0 million of available proceeds under our Equity Forwards (Note 12). As of June 30, 2022, we had approximately $301.0 million of available proceeds under our ATM Forwards (Note 12).

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements and Liquidity

As of June 30, 2022, we had (i) $103.6 million of cash and cash equivalents, (ii) approximately $1.4 billion of available capacity under our Unsecured Revolving Credit Facility (net of amounts reserved for standby letters of credit totaling $0.6 million), (iii) available proceeds under our Equity Forwards of approximately $285.0 million (based on 3,925,000 remaining shares outstanding and a net offering price of $72.61 per share as of that date), and (iv) available proceeds under our ATM Forwards of approximately $301.0 million (based on 3,674,187 remaining shares outstanding and a weighted-average net offering price of $81.93 per share as of that date). Our Senior Unsecured Credit Facility includes a $1.8 billion Unsecured Revolving Credit Facility and Unsecured Term Loans outstanding totaling $548.3 million as of June 30, 2022 (Note 10), and is scheduled to mature on February 20, 2025. As of June 30, 2022, scheduled debt principal payments total $30.7 million through December 31, 2022 and $209.0 million through December 31, 2023, and our Senior Unsecured Notes do not start to mature until April 2024 (Note 10).

During the next 12 months following June 30, 2022 and thereafter, we expect that our significant cash requirements will include:

•paying dividends to our stockholders;
•funding acquisitions of new investments (Note 4);
•funding future capital commitments and tenant improvement allowances (Note 4);
•making scheduled principal and balloon payments on our debt obligations (Note 10);
•making scheduled interest payments on our debt obligations (future interest payments total $798.3 million, with $171.6 million due during the next 12 months; interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at June 30, 2022);
•cash consideration and costs related to the Proposed Merger (Note 1); and
•other normal recurring operating expenses.

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

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at June 30, 2022.

W. P. Carey 6/30/2022 10-Q – 60

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

We also modify the NAREIT computation of FFO to adjust GAAP net income for certain non-cash charges, such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rent and related reserves, other non-cash rent adjustments, non-cash allowance for credit losses on loans receivable and direct financing leases, stock-based compensation, non-cash environmental accretion expense, amortization of discounts and premiums on debt, and amortization of deferred financing costs. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude non-core income and expenses, such as gains or losses from extinguishment of debt and merger and acquisition expenses. We also exclude realized and unrealized gains/losses on foreign currency exchange rate movements (other than those realized on the settlement of foreign currency derivatives), which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income to arrive at AFFO as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our portfolio performance over time and makes it more comparable to other REITs that are currently not engaged in acquisitions, mergers, and restructuring, which are not part of our normal business operations. AFFO also reflects adjustments for unconsolidated partnerships and jointly owned investments. We use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

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

W. P. Carey 6/30/2022 10-Q – 61

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to W. P. Carey	$127,678	$120,245	$284,673	$171,879
Adjustments:
Depreciation and amortization of real property	114,333	112,997	228,979	222,201
Gain on sale of real estate, net	(31,119)	(19,840)	(42,367)	(29,212)
Impairment charges	6,206	—	26,385	—
Proportionate share of adjustments to earnings from equity method investments (a) (b)	2,934	3,434	10,617	13,740
Proportionate share of adjustments for noncontrolling interests (c)	(4)	(4)	(8)	(8)
Total adjustments	92,350	96,587	223,606	206,721
FFO (as defined by NAREIT) attributable to W. P. Carey	220,028	216,832	508,279	378,600
Adjustments:
Other (gains) and losses (d)	21,746	(7,545)	(13,999)	33,643
Straight-line and other leasing and financing adjustments	(14,492)	(10,313)	(25,339)	(19,064)
Above- and below-market rent intangible lease amortization, net	10,548	14,384	21,552	26,499
Stock-based compensation	9,758	9,048	17,591	14,429
Amortization of deferred financing costs	3,147	3,447	6,275	6,860
Merger and other expenses (e)	1,984	(2,599)	(338)	(3,075)
Other amortization and non-cash items	530	563	1,082	592
Tax (benefit) expense — deferred and other	(355)	217	(1,597)	(3,170)
Proportionate share of adjustments to earnings from equity method investments (b)	1,486	4,650	(295)	9,861
Proportionate share of adjustments for noncontrolling interests (c)	(6)	(8)	(11)	(13)
Total adjustments	34,346	11,844	4,921	66,562
AFFO attributable to W. P. Carey	$254,374	$228,676	$513,200	$445,162

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$220,028	$216,832	$508,279	$378,600
AFFO attributable to W. P. Carey	$254,374	$228,676	$513,200	$445,162

W. P. Carey 6/30/2022 10-Q – 62

FFO and AFFO from Real Estate were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income from Real Estate attributable to W. P. Carey	$123,228	$114,687	$270,086	$159,274
Adjustments:
Depreciation and amortization of real property	114,333	112,997	228,979	222,201
Gain on sale of real estate, net	(31,119)	(19,840)	(42,367)	(29,212)
Impairment charges	6,206	—	26,385	—
Proportionate share of adjustments to earnings from equity method investments (a) (b)	2,934	3,434	10,617	13,740
Proportionate share of adjustments for noncontrolling interests (c)	(4)	(4)	(8)	(8)
Total adjustments	92,350	96,587	223,606	206,721
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	215,578	211,274	493,692	365,995
Adjustments:
Other (gains) and losses (d)	20,155	(7,472)	(14,263)	34,717
Straight-line and other leasing and financing adjustments	(14,492)	(10,313)	(25,339)	(19,064)
Above- and below-market rent intangible lease amortization, net	10,548	14,384	21,552	26,499
Stock-based compensation	9,758	9,048	17,591	14,429
Amortization of deferred financing costs	3,147	3,447	6,275	6,860
Merger and other expenses (e)	1,984	(2,599)	(341)	(3,090)
Other amortization and non-cash items	530	563	1,082	592
Tax (benefit) expense — deferred and other	(324)	208	(1,513)	(2,387)
Proportionate share of adjustments to earnings from equity method investments (b)	368	3,845	535	8,167
Proportionate share of adjustments for noncontrolling interests (c)	(6)	(8)	(11)	(13)
Total adjustments	31,668	11,103	5,568	66,710
AFFO attributable to W. P. Carey — Real Estate	$247,246	$222,377	$499,260	$432,705

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	$215,578	$211,274	$493,692	$365,995
AFFO attributable to W. P. Carey — Real Estate	$247,246	$222,377	$499,260	$432,705

W. P. Carey 6/30/2022 10-Q – 63

FFO and AFFO from Investment Management were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income from Investment Management attributable to W. P. Carey	$4,450	$5,558	$14,587	$12,605
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	4,450	5,558	14,587	12,605
Adjustments:
Other (gains) and losses	1,591	(73)	264	(1,074)
Tax (benefit) expense — deferred and other	(31)	9	(84)	(783)
Merger and other expenses	—	—	3	15
Proportionate share of adjustments to earnings from equity method investments (b)	1,118	805	(830)	1,694
Total adjustments	2,678	741	(647)	(148)
AFFO attributable to W. P. Carey — Investment Management	$7,128	$6,299	$13,940	$12,457

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	$4,450	$5,558	$14,587	$12,605
AFFO attributable to W. P. Carey — Investment Management	$7,128	$6,299	$13,940	$12,457
__________
(a)Amount for the six months ended June 30, 2022 includes our $4.6 million proportionate share of an impairment charge recognized on an equity method investment in real estate (Note 7). Amount for the six months ended June 30, 2021 includes a non-cash other-than-temporary impairment charge of $6.8 million recognized on an equity method investment in real estate (Note 8).
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
(d)Primarily comprised of gains and losses on extinguishment of debt, the mark-to-market fair value of equity securities, and foreign currency exchange rate movements, as well as non-cash allowance for credit losses on loans receivable and direct financing leases.
(e)Amounts for the three and six months ended June 30, 2022 and 2021 are primarily comprised of costs incurred in connection with the Proposed Merger (Note 1) and/or reversals of estimated liabilities for German real estate transfer taxes that were previously recorded in connection with mergers in prior years.

While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO and AFFO measures.

W. P. Carey 6/30/2022 10-Q – 64

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

Interest Rate Risk

The values of our real estate and related fixed-rate debt obligations, as well as the values of our unsecured debt obligations, are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions (including the ongoing impact of the COVID-19 pandemic) and changes in the creditworthiness of lessees, which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled, if we do not choose to repay the debt when due. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

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

At June 30, 2022, a significant portion (approximately 85.0%) of our long-term debt either bore interest at fixed rates or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2022 (in thousands):

	2022 (Remainder)	2023	2024	2025	2026	Thereafter	Total	Fair Value
Fixed-rate debt (a) (b)	$18,392	$87,272	$1,043,216	$498,911	$901,421	$3,185,790	$5,735,002	$5,191,465
Variable-rate debt (a)	$12,325	$91,047	$13,599	$967,563	$—	$—	$1,084,534	$1,081,834
__________
(a)Amounts are based on the exchange rate at June 30, 2022, as applicable.
(b)Amounts after 2023 are primarily comprised of principal payments for our Senior Unsecured Notes (Note 10).

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at June 30, 2022 would increase or decrease by $5.2 million for our euro-denominated debt, by $3.3 million for our British pound sterling-denominated debt, by $1.5 million for our U.S. dollar-denominated debt, and by $0.2 million for our Japanese yen-denominated debt, for each respective 1% change in annual interest rates.

W. P. Carey 6/30/2022 10-Q – 65

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Canadian dollar, and the Japanese yen, which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed several offerings of euro-denominated senior notes, and have borrowed under our Senior Unsecured Credit Facility in foreign currencies, including the euro, British pound sterling, and Japanese yen (Note 10). Volatile market conditions arising from the ongoing effects of the COVID-19 global pandemic, as well as other macroeconomic factors, may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, British pound sterling, or Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at June 30, 2022 of $2.6 million, $0.4 million, and less than $0.1 million, respectively, excluding the impact of our derivative instruments.

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

W. P. Carey 6/30/2022 10-Q – 66

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2022 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 6/30/2022 10-Q – 67

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

W. P. Carey 6/30/2022 10-Q – 68

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
10.1	Equity Sales Agreement, dated May 2, 2022, by and among W. P. Carey Inc. and each of Barclays Capital Inc., BMO Capital Markets Corp., BNY Mellon Capital Markets, LLC, BofA Securities, Inc., BTIG, LLC, Capital One Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC, JMP Securities LLC, J.P. Morgan Securities LLC, RBC Capital Markets, LLC, Regions Securities LLC, Scotia Capital (USA) Inc., and Wells Fargo Securities, LLC, as agents, and each of Barclays Bank PLC, Bank of Montreal, The Bank of New York Mellon, Bank of America, N.A., Jefferies LLC, JPMorgan Chase Bank, National Association, Regions Securities LLC, Royal Bank of Canada, The Bank of Nova Scotia and Wells Fargo Bank, National Association, as forward purchasers	Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K, filed May 3, 2022

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

W. P. Carey 6/30/2022 10-Q – 69

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	July 29, 2022
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	July 29, 2022
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 6/30/2022 10-Q – 70

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
10.1	Equity Sales Agreement, dated May 2, 2022, by and among W. P. Carey Inc. and each of Barclays Capital Inc., BMO Capital Markets Corp., BNY Mellon Capital Markets, LLC, BofA Securities, Inc., BTIG, LLC, Capital One Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC, JMP Securities LLC, J.P. Morgan Securities LLC, RBC Capital Markets, LLC, Regions Securities LLC, Scotia Capital (USA) Inc., and Wells Fargo Securities, LLC, as agents, and each of Barclays Bank PLC, Bank of Montreal, The Bank of New York Mellon, Bank of America, N.A., Jefferies LLC, JPMorgan Chase Bank, National Association, Regions Securities LLC, Royal Bank of Canada, The Bank of Nova Scotia and Wells Fargo Bank, National Association, as forward purchasers	Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K, filed May 3, 2022

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith