Form 10-Q
period 2022-09-30
W. P. Carey Inc.
filed 2022-11-04
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 208,032,718 shares of common stock, $0.001 par value, outstanding at October 28, 2022.

W. P. Carey 9/30/2022 10-Q – 1

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: the impact of the CPA:18 Merger (as defined herein); our corporate strategy and estimated or future economic performance and results, including our expectations surrounding the impact of the novel coronavirus (“COVID-19”) pandemic on our business, financial condition, liquidity, results of operations, and prospects; our future capital expenditure and leverage levels, debt service obligations, and plans to fund our liquidity needs; prospective statements regarding our access to the capital markets, including our “at-the-market” program (“ATM Program”) and settlement of our Equity Forwards (as defined herein); the outlook for the investment programs that we manage, including possible liquidity events for those programs; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”); and the impact of recently issued accounting pronouncements and regulatory activity.

These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to the effects of pandemics and global outbreaks of contagious diseases (such as the current COVID-19 pandemic) and domestic or geopolitical crises, such as terrorism, military conflict (including the ongoing conflict between Russia and Ukraine and the global response to it), war or the perception that hostilities may be imminent, political instability or civil unrest, or other conflict, could also have material adverse effects on our business, financial condition, liquidity, results of operations, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report, as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 11, 2022 (the “2021 Annual Report”). Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

W. P. Carey 9/30/2022 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets
Investments in real estate:
Land, buildings and improvements — net lease and other	$12,862,423	$11,791,734
Land, buildings and improvements — operating properties	1,084,524	83,673
Net investments in direct financing leases and loans receivable	781,345	813,577
In-place lease intangible assets and other	2,578,236	2,386,000
Above-market rent intangible assets	840,943	843,410
Investments in real estate	18,147,471	15,918,394
Accumulated depreciation and amortization	(3,065,161)	(2,889,294)
Assets held for sale, net	38,578	8,269
Net investments in real estate	15,120,888	13,037,369
Equity method investments	297,665	356,637
Cash and cash equivalents	186,417	165,427
Due from affiliates	602	1,826
Other assets, net	1,146,099	1,017,842
Goodwill	1,023,171	901,529
Total assets (a)	$17,774,842	$15,480,630
Liabilities and Equity
Debt:
Senior unsecured notes, net	$5,651,865	$5,701,913
Unsecured term loans, net	506,004	310,583
Unsecured revolving credit facility	462,660	410,596
Non-recourse mortgages, net	1,162,814	368,524
Debt, net	7,783,343	6,791,616
Accounts payable, accrued expenses and other liabilities	594,139	572,846
Below-market rent and other intangible liabilities, net	184,885	183,286
Deferred income taxes	174,276	145,572
Dividends payable	224,302	203,859
Total liabilities (a)	8,960,945	7,897,179
Commitments and contingencies (Note 12)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 208,032,718 and 190,013,751 shares, respectively, issued and outstanding	208	190
Additional paid-in capital	11,510,303	9,977,686
Distributions in excess of accumulated earnings	(2,470,261)	(2,224,231)
Deferred compensation obligation	57,012	49,810
Accumulated other comprehensive loss	(298,057)	(221,670)
Total stockholders’ equity	8,799,205	7,581,785
Noncontrolling interests	14,692	1,666
Total equity	8,813,897	7,583,451
Total liabilities and equity	$17,774,842	$15,480,630
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.
W. P. Carey 9/30/2022 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Real Estate:
Lease revenues	$331,902	$298,616	$953,981	$872,345
Income from direct financing leases and loans receivable	20,637	16,754	56,794	51,917
Operating property revenues	21,350	4,050	30,279	9,474
Lease termination income and other	8,192	1,421	24,905	8,066
	382,081	320,841	1,065,959	941,802
Investment Management:
Asset management and other revenue	1,197	3,872	8,084	11,792
Reimbursable costs from affiliates	344	1,041	2,414	3,050
	1,541	4,913	10,498	14,842
	383,622	325,754	1,076,457	956,644
Operating Expenses
Depreciation and amortization	132,181	115,657	362,654	340,327
Impairment charges — Investment Management goodwill	29,334	—	29,334	—
General and administrative	22,299	19,750	66,224	62,297
Reimbursable tenant costs	18,874	15,092	52,538	45,942
Merger and other expenses	17,667	(908)	17,329	(3,983)
Property expenses, excluding reimbursable tenant costs	11,244	13,734	36,874	36,432
Operating property expenses	9,357	3,001	15,335	6,961
Stock-based compensation expense	5,511	4,361	23,102	18,790
Reimbursable costs from affiliates	344	1,041	2,414	3,050
Impairment charges — real estate	—	16,301	26,385	16,301
	246,811	188,029	632,189	526,117
Other Income and Expenses
Interest expense	(59,022)	(48,731)	(151,492)	(149,623)
Gain on change in control of interests	33,931	—	33,931	—
Other gains and (losses)	(15,020)	49,219	(1,021)	15,576
Earnings (losses) from equity method investments	11,304	5,735	23,477	(4,154)
Non-operating income	9,263	1,283	23,783	10,704
(Loss) gain on sale of real estate, net	(4,736)	1,702	37,631	30,914
	(24,280)	9,208	(33,691)	(96,583)
Income before income taxes	112,531	146,933	410,577	333,944
Provision for income taxes	(8,263)	(8,347)	(21,598)	(23,434)
Net Income	104,268	138,586	388,979	310,510
Net loss (income) attributable to noncontrolling interests	660	(39)	622	(84)
Net Income Attributable to W. P. Carey	$104,928	$138,547	$389,601	$310,426

Basic Earnings Per Share	$0.52	$0.75	$1.98	$1.72
Diluted Earnings Per Share	$0.51	$0.74	$1.98	$1.71
Weighted-Average Shares Outstanding
Basic	203,093,553	185,422,639	196,382,433	180,753,115
Diluted	204,098,116	186,012,478	197,264,509	181,323,128

See Notes to Consolidated Financial Statements.
W. P. Carey 9/30/2022 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income	$104,268	$138,586	$388,979	$310,510
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(56,053)	(20,400)	(109,198)	(28,329)
Unrealized gain on derivative instruments	23,610	13,114	50,956	31,010
Reclassification of unrealized gain on investments to net income	—	—	(18,688)	—
	(32,443)	(7,286)	(76,930)	2,681
Comprehensive Income	71,825	131,300	312,049	313,191

Amounts Attributable to Noncontrolling Interests
Net loss (income)	660	(39)	622	(84)
Foreign currency translation adjustments	543	—	543	—
Unrealized gain on derivative instruments	—	—	—	(21)
Comprehensive loss (income) attributable to noncontrolling interests	1,203	(39)	1,165	(105)
Comprehensive Income Attributable to W. P. Carey	$73,028	$131,261	$313,214	$313,086

See Notes to Consolidated Financial Statements.
W. P. Carey 9/30/2022 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at July 1, 2022	192,891,792	$193	$10,201,614	$(2,352,839)	$57,012	$(266,157)	$7,639,823	$1,639	$7,641,462
Shares issued to stockholders of CPA:18 – Global in connection with CPA:18 Merger	13,786,302	14	1,205,736				1,205,750		1,205,750
Shares issued under Equity Forwards, net	1,337,500	1	97,454				97,455		97,455
Shares issued upon delivery of vested restricted share awards	17,124	—	(12)				(12)		(12)
Amortization of stock-based compensation expense			5,511				5,511		5,511
Acquisition of noncontrolling interests in connection with the CPA:18 Merger							—	14,367	14,367
Distributions to noncontrolling interests							—	(111)	(111)
Dividends declared ($1.061 per share)				(222,350)			(222,350)		(222,350)
Net income				104,928			104,928	(660)	104,268
Other comprehensive loss:
Foreign currency translation adjustments						(55,510)	(55,510)	(543)	(56,053)
Unrealized gain on derivative instruments						23,610	23,610		23,610
Balance at September 30, 2022	208,032,718	$208	$11,510,303	$(2,470,261)	$57,012	$(298,057)	$8,799,205	$14,692	$8,813,897

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at July 1, 2021	184,253,151	$184	$9,542,171	$(2,063,109)	$49,815	$(229,960)	$7,299,101	$1,666	$7,300,767
Shares issued under Equity Forwards, net	2,012,500	2	147,691				147,693		147,693
Shares issued upon delivery of vested restricted share awards	19,304	—	(2)				(2)		(2)
Amortization of stock-based compensation expense			4,361				4,361		4,361
Delivery of vested shares, net			5		(5)		—		—
Distributions to noncontrolling interests							—	(48)	(48)
Dividends declared ($1.052 per share)				(197,374)			(197,374)		(197,374)
Net income				138,547			138,547	39	138,586
Other comprehensive loss:
Foreign currency translation adjustments						(20,400)	(20,400)		(20,400)
Unrealized gain on derivative instruments						13,114	13,114		13,114
Balance at September 30, 2021	186,284,955	$186	$9,694,226	$(2,121,936)	$49,810	$(237,246)	$7,385,040	$1,657	$7,386,697

(Continued)

W. P. Carey 9/30/2022 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2022	190,013,751	$190	$9,977,686	$(2,224,231)	$49,810	$(221,670)	$7,581,785	$1,666	$7,583,451
Shares issued to stockholders of CPA:18 – Global in connection with CPA:18 Merger	13,786,302	14	1,205,736				1,205,750		1,205,750
Shares issued under ATM Program, net	2,740,295	3	218,098				218,101		218,101
Shares issued under Equity Forwards, net	1,337,500	1	97,454				97,455		97,455
Shares issued upon delivery of vested restricted share awards	152,830	—	(6,612)				(6,612)		(6,612)
Shares issued upon purchases under employee share purchase plan	2,040	—	155				155		155
Amortization of stock-based compensation expense			23,102				23,102		23,102
Deferral of vested shares, net			(6,696)		6,696		—		—
Acquisition of noncontrolling interests in connection with the CPA:18 Merger							—	14,367	14,367
Distributions to noncontrolling interests							—	(176)	(176)
Dividends declared ($3.177 per share)			1,380	(635,631)	506		(633,745)		(633,745)
Net income				389,601			389,601	(622)	388,979
Other comprehensive loss:
Foreign currency translation adjustments						(108,655)	(108,655)	(543)	(109,198)
Unrealized gain on derivative instruments						50,956	50,956		50,956
Reclassification of unrealized gain on investments to net income						(18,688)	(18,688)		(18,688)
Balance at September 30, 2022	208,032,718	$208	$11,510,303	$(2,470,261)	$57,012	$(298,057)	$8,799,205	$14,692	$8,813,897

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2021	175,401,757	$175	$8,925,365	$(1,850,935)	$42,014	$(239,906)	$6,876,713	$1,656	$6,878,369
Shares issued under Equity Forwards, net	6,535,709	7	457,193				457,200		457,200
Shares issued under ATM Program, net	4,225,624	4	302,619				302,623		302,623
Shares issued upon delivery of vested restricted share awards	119,268	—	(3,779)				(3,779)		(3,779)
Shares issued upon purchases under employee share purchase plan	2,597	—	176				176		176
Amortization of stock-based compensation expense			18,790				18,790		18,790
Deferral of vested shares, net			(7,044)		7,044		—		—
Distributions to noncontrolling interests							—	(104)	(104)
Dividends declared ($3.150 per share)			906	(581,427)	752		(579,769)		(579,769)
Net income				310,426			310,426	84	310,510
Other comprehensive income:
Unrealized gain on derivative instruments						30,989	30,989	21	31,010
Foreign currency translation adjustments						(28,329)	(28,329)		(28,329)
Balance at September 30, 2021	186,284,955	$186	$9,694,226	$(2,121,936)	$49,810	$(237,246)	$7,385,040	$1,657	$7,386,697
See Notes to Consolidated Financial Statements.
W. P. Carey 9/30/2022 10-Q – 7

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows — Operating Activities
Net income	$388,979	$310,510
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	374,163	351,503
Straight-line rent adjustments	(42,342)	(34,034)
Gain on sale of real estate, net	(37,631)	(30,914)
Gain on change in control of interests	(33,931)	—
Amortization of rent-related intangibles and deferred rental revenue	34,378	41,346
Impairment charges — Investment Management goodwill	29,334	—
Decrease in allowance for credit losses	(27,777)	(6,737)
Impairment charges — real estate	26,385	16,301
Distributions of earnings from equity method investments	26,276	8,816
(Earnings) losses from equity method investments	(23,477)	4,154
Stock-based compensation expense	23,102	18,790
Net realized and unrealized losses (gains) on equity securities, extinguishment of debt, foreign currency exchange rate movements, and other	22,322	(5,992)
Deferred income tax benefit	(1,561)	(3,012)
Asset management revenue received in shares of CPA:18 – Global	(1,024)	(9,452)
Net changes in other operating assets and liabilities	(54,668)	(35,883)
Net Cash Provided by Operating Activities	702,528	625,396
Cash Flows — Investing Activities
Purchases of real estate	(1,013,950)	(1,004,433)
Cash paid to stockholders of CPA:18 – Global in the CPA:18 Merger	(423,435)	—
Cash and restricted cash acquired in connection with the CPA:18 Merger	331,063	—
Proceeds from sales of real estate	170,341	126,697
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(83,721)	(87,955)
Capital contributions to equity method investments	(69,127)	(97,380)
Proceeds from redemption of WLT preferred stock (Note 9)	65,000	—
Proceeds from repayment of loans receivable	34,000	—
Proceeds from repayment of short-term loans to affiliates	26,000	62,048
Funding of short-term loans to affiliates	(26,000)	(41,000)
Investment in loan receivable	(20,098)	—
Other investing activities, net	(16,945)	(22,854)
Return of capital from equity method investments	7,447	11,611
Net Cash Used in Investing Activities	(1,019,425)	(1,053,266)
Cash Flows — Financing Activities
Proceeds from Unsecured Revolving Credit Facility	1,460,226	1,360,312
Repayments of Unsecured Revolving Credit Facility	(1,357,254)	(1,179,552)
Dividends paid	(613,302)	(567,240)
Proceeds from issuance of Senior Unsecured Notes	334,775	1,038,391
Proceeds from Unsecured Term Loans	283,139	—
Proceeds from shares issued under ATM Program, net of selling costs	218,081	302,506
Proceeds from shares issued under Equity Forwards, net of selling costs	97,456	457,227
Scheduled payments of mortgage principal	(51,548)	(51,013)
Other financing activities, net	11,781	2,252
Prepayments of mortgage principal	(10,381)	(427,492)
Payments for withholding taxes upon delivery of equity-based awards	(6,612)	(3,779)
Payment of financing costs	(2,128)	(8,201)
Distributions paid to noncontrolling interests	(176)	(104)
Redemption of Senior Unsecured Notes	—	(617,442)
Net Cash Provided by Financing Activities	364,057	305,865
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(15,097)	(7,852)
Net increase (decrease) in cash and cash equivalents and restricted cash	32,063	(129,857)
Cash and cash equivalents and restricted cash, beginning of period	217,950	311,779
Cash and cash equivalents and restricted cash, end of period	$250,013	$181,922
See Notes to Consolidated Financial Statements.
W. P. Carey 9/30/2022 10-Q – 8

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Non-Cash Investing and Financing Activities:

2022 — On August 1, 2022, CPA:18 – Global (as defined herein) merged with and into one of our indirect subsidiaries in the CPA:18 Merger (as defined herein) (Note 3). The following table summarizes estimated fair values of the assets acquired and liabilities assumed in the CPA:18 Merger (in thousands):

Total Consideration
Fair value of W. P. Carey shares of common stock issued	$1,205,750
Cash consideration paid	423,297
Cash paid for fractional shares	138
Fair value of our equity interest in CPA:18 – Global prior to the CPA:18 Merger	88,299
Fair value of our equity interest in jointly owned investments with CPA:18 – Global prior to the CPA:18 Merger	28,574
1,746,058
Assets Acquired at Fair Value
Land, buildings and improvements — net lease and other	881,613
Land, buildings and improvements — operating properties	1,000,447
Net investments in direct financing leases and loans receivable	38,517
In-place lease and other intangible assets	224,458
Above-market rent intangible assets	61,090
Assets held for sale	85,026
Goodwill	172,346
Other assets, net (excluding restricted cash)	25,229
Liabilities Assumed at Fair Value
Non-recourse mortgages, net	900,173
Accounts payable, accrued expenses and other liabilities	90,035
Below-market rent and other intangible liabilities	16,836
Deferred income taxes	52,320
Amounts attributable to noncontrolling interests	14,367
Net assets acquired excluding cash and restricted cash	1,414,995
Cash and cash equivalents and restricted cash acquired	$331,063
See Notes to Consolidated Financial Statements.
W. P. Carey 9/30/2022 10-Q – 9

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

On August 1, 2022, a non-traded REIT that we advised, Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global”) merged with and into one of our indirect subsidiaries (the “CPA:18 Merger”) (Note 3). At September 30, 2022, we were the advisor to Carey European Student Housing Fund I, L.P. (“CESH”), a limited partnership formed for the purpose of developing, owning, and operating student housing properties in Europe (Note 4).

We refer to CPA:18 – Global (prior to the CPA:18 Merger) and CESH collectively as the “Managed Programs.” We no longer raise capital for new or existing funds, but currently expect to continue managing CESH through the end of its life cycle (Note 4).

Reportable Segments

Real Estate — Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Northern and Western Europe, which are leased to companies on a triple-net lease basis. At September 30, 2022, our owned portfolio was comprised of our full or partial ownership interests in 1,428 properties, totaling approximately 175 million square feet, substantially all of which were net leased to 391 tenants, with a weighted-average lease term of 10.9 years and an occupancy rate of 98.9%. In addition, at September 30, 2022, our portfolio was comprised of full or partial ownership interests in 87 operating properties, including 84 self-storage properties, two student housing properties, and one hotel, totaling approximately 6.6 million square feet.

Investment Management — Through our TRSs, we manage the real estate investment portfolio for CESH, for which we earn asset management revenue. We may also be entitled to receive certain distributions pursuant to our advisory arrangements with CESH. At September 30, 2022, CESH owned all or a portion of three net-leased properties, totaling approximately 0.4 million square feet, all of which were leased to one tenant, with an occupancy rate of 100.0%. CESH also owned one active build-to-suit project at the same date.

W. P. Carey 9/30/2022 10-Q – 10

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

Upon the closing of the CPA:18 Merger, we acquired five consolidated VIEs and declassified three entities as VIEs.

At September 30, 2022 and December 31, 2021, we considered 16 and 14 entities to be VIEs, respectively, of which we consolidated 11 and six, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	September 30, 2022	December 31, 2021
Land, buildings and improvements — net lease and other	$606,459	$426,831
Land, buildings and improvements — operating properties	105,883	—
Net investments in direct financing leases and loans receivable	144,103	144,103
In-place lease intangible assets and other	71,017	42,884
Above-market rent intangible assets	33,414	26,720
Accumulated depreciation and amortization	(168,802)	(154,413)
Total assets	823,378	500,884

Non-recourse mortgages, net	$157,044	$1,485
Below-market rent and other intangible liabilities, net	19,318	20,568
Total liabilities	224,509	46,302

W. P. Carey 9/30/2022 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)
At September 30, 2022 and December 31, 2021, our five and eight unconsolidated VIEs included our interests in (i) three and six unconsolidated real estate investments, respectively, which we account for under the equity method of accounting (we do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities), and (ii) two unconsolidated investments in equity securities, which we accounted for as investments in shares of the entities at fair value. As of September 30, 2022, and December 31, 2021, the net carrying amount of our investments in these entities was $629.8 million and $581.3 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

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

We currently present Land, buildings and improvements — net lease and other and Land, buildings and improvements — operating properties on separate line items in the consolidated balance sheets. Previously, land, buildings and improvements attributable to net lease properties and operating properties were aggregated within Land, buildings and improvements in the consolidated balance sheets (Note 5).

Revenue Recognition

There have been no significant changes in our policies for revenue from contracts under Accounting Standards Codification (“ASC”) 606 from what was disclosed in the 2021 Annual Report. ASC 606 does not apply to our lease revenues, which constitute a majority of our revenues, but primarily applies to revenues generated from our hotel operating properties and our Investment Management segment. Revenue from contracts for our Real Estate segment primarily represented hotel operating property revenues of $3.7 million and $2.4 million for the three months ended September 30, 2022 and 2021, respectively, and $9.1 million and $4.9 million for the nine months ended September 30, 2022 and 2021, respectively (Note 16). Revenue from contracts under ASC 606 from our Investment Management segment is discussed in Note 4.

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

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$186,417	$165,427
Restricted cash (a)	63,596	52,523
Total cash and cash equivalents and restricted cash	$250,013	$217,950
__________
(a)Restricted cash is included within Other assets, net on our consolidated balance sheets.

W. P. Carey 9/30/2022 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)
Note 3. Merger with CPA:18 – Global

CPA:18 Merger

On February 27, 2022, we and certain of our subsidiaries entered into a merger agreement with CPA:18 – Global, pursuant to which CPA:18 – Global would merge with and into one of our indirect subsidiaries in exchange for shares of our common stock and cash, subject to approval by the stockholders of CPA:18 – Global. The CPA:18 Merger and related transactions were approved by the stockholders of CPA:18 – Global on July 26, 2022 and completed on August 1, 2022.

At the effective time of the CPA:18 Merger, each share of CPA:18 – Global common stock issued and outstanding immediately prior to the effective time of the CPA:18 Merger was canceled and, in exchange for cancellation of such share, the rights attaching to such share were converted automatically into the right to receive (i) 0.0978 shares of our common stock and (ii) $3.00 in cash, which we refer to herein as the Merger Consideration. Each share of CPA:18 – Global common stock owned by us or any of our subsidiaries immediately prior to the effective time of the CPA:18 Merger was automatically canceled and retired, and ceased to exist, for no Merger Consideration. In exchange for the 141,099,002 shares of CPA:18 – Global common stock that we and our subsidiaries did not previously own, we paid total merger consideration of approximately $1.6 billion, consisting of (i) the issuance of 13,786,302 shares of our common stock with a fair value of $1.2 billion, based on the closing price of our common stock on August 1, 2022 of $87.46 per share, (ii) cash consideration of $423.3 million, and (iii) cash of $0.1 million paid in lieu of issuing any fractional shares of our common stock. Pursuant to the terms of the definitive merger agreement, in connection with the closing of the CPA:18 Merger, we waived certain back-end fees that we would have otherwise been entitled to receive from CPA:18 – Global upon its liquidation pursuant to the terms of our pre-closing advisory agreement with CPA:18 – Global.

Immediately prior to the closing of the CPA:18 Merger, CPA:18 – Global’s portfolio was comprised of full or partial ownership interests in 42 leased properties (including seven properties in which we already owned a partial ownership interest), substantially all of which were net leased with a weighted-average lease term of 7.0 years, an occupancy rate of 99.3%, and an estimated contractual minimum annualized base rent (“ABR”) totaling $81.0 million, as well as 65 self-storage operating properties and two student housing operating properties totaling 5.1 million square feet. The related property-level debt was comprised of non-recourse mortgage loans with an aggregate consolidated fair value of approximately $900.2 million with a weighted-average annual interest rate of 5.1% as of August 1, 2022. From the closing of the CPA:18 Merger through September 30, 2022, lease revenues, operating property revenues, and net loss from properties acquired were $16.5 million, $15.4 million, and $0.5 million, respectively.

Two of the net lease properties that we acquired in the CPA:18 Merger were classified as Assets held for sale, with an aggregate fair value of $85.0 million at acquisition (Note 5). From the closing of the CPA:18 Merger through September 30, 2022, lease revenues from these properties totaled $2.1 million. We sold one of these properties in August 2022 for total proceeds, net of selling costs, of $44.5 million, and recognized a loss on sale of $0.2 million (Note 15).

Purchase Price Allocation

We accounted for the CPA:18 Merger as a business combination under the acquisition method of accounting. After consideration of all applicable factors pursuant to the business combination accounting rules, we were considered the “accounting acquirer” due to various factors, including the fact that our stockholders held the largest portion of the voting rights in the combined company upon completion of the CPA:18 Merger. Costs related to the CPA:18 Merger have been expensed as incurred and classified within Merger and other expenses in the consolidated statements of income, totaling $17.1 million for the nine months ended September 30, 2022.

The purchase price was allocated to the assets acquired and liabilities assumed, based upon their preliminary fair values at August 1, 2022. The following tables summarize the preliminary consideration and estimated fair values of the assets acquired and liabilities assumed in the acquisition, based on the current best estimate of management. We are in the process of finalizing our assessment of the fair value of the assets acquired and liabilities assumed. Investments in land, buildings and improvements, net investments in direct financing leases, non-recourse mortgages, and noncontrolling interests were based on preliminary valuation data and estimates.

W. P. Carey 9/30/2022 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Preliminary Purchase Price Allocation (in thousands)
Total Consideration
Fair value of W. P. Carey shares of common stock issued	$1,205,750
Cash consideration paid	423,297
Cash paid for fractional shares	138
Merger Consideration	1,629,185
Fair value of our equity interest in CPA:18 – Global prior to the CPA:18 Merger	88,299
Fair value of our equity interest in jointly owned investments with CPA:18 – Global prior to the CPA:18 Merger	28,574
$1,746,058

Preliminary Purchase Price Allocation (in thousands)
Assets
Land, buildings and improvements — net lease and other	$881,613
Land, buildings and improvements — operating properties	1,000,447
Net investments in direct financing leases and loans receivable	38,517
In-place lease and other intangible assets	224,458
Above-market rent intangible assets	61,090
Assets held for sale	85,026
Cash and cash equivalents and restricted cash	331,063
Other assets, net (excluding restricted cash)	25,229
Total assets	2,647,443
Liabilities
Non-recourse mortgages, net	900,173
Accounts payable, accrued expenses and other liabilities	90,035
Below-market rent and other intangible liabilities	16,836
Deferred income taxes	52,320
Total liabilities	1,059,364
Total identifiable net assets	1,588,079
Noncontrolling interests	(14,367)
Goodwill	172,346
$1,746,058

Goodwill

The $172.3 million of goodwill recorded in the CPA:18 Merger was primarily due to the premium we paid over CPA:18 – Global’s estimated fair value. Management believes the premium is supported by several factors, including that the CPA:18 Merger (i) concludes our exit from the non-traded REIT business, (ii) adds a high-quality diversified portfolio of net lease assets that is well-aligned with our existing portfolio, (iii) enhances certain portfolio metrics, and (iv) adds an attractive portfolio of self-storage operating properties.

The fair value of the 13,786,302 shares of our common stock issued in the CPA:18 Merger as part of the consideration paid for CPA:18 – Global of $1.6 billion was derived from the closing market price of our common stock on the acquisition date. As required by GAAP, the fair value related to the assets acquired and liabilities assumed, as well as the shares exchanged, has been computed as of the date we gained control, which was the closing date of the CPA:18 Merger, in a manner consistent with the methodology described above.

Goodwill is not deductible for income tax purposes.
W. P. Carey 9/30/2022 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)
Equity Investments

During the third quarter of 2022, we recognized a gain on change in control of interests of approximately $22.5 million, which was the difference between the carrying value of approximately $65.8 million and the fair value of approximately $88.3 million of our previously held equity interest in 8,556,732 shares of CPA:18 – Global’s common stock.

The CPA:18 Merger also resulted in our acquisition of the remaining interests in four investments in which we already had a joint interest and accounted for under the equity method. Upon acquiring the remaining interests in these investments, we owned 100% of these investments and thus accounted for the acquisitions of these interests utilizing the purchase method of accounting. Due to the change in control of the four jointly owned investments that occurred, we recorded a gain on change in control of interests of approximately $11.4 million during the third quarter of 2022, which was the difference between our carrying values and the fair values of our previously held equity interests on August 1, 2022 of approximately $17.2 million and approximately $28.6 million, respectively. Subsequent to the CPA:18 Merger, we consolidate these wholly owned investments.

The fair values of our previously held equity interests are based on the estimated fair market values of the underlying real estate and related mortgage debt, both of which were determined by management relying in part on a third party. Real estate valuation requires significant judgment. We determined the significant assumptions to be Level 3 with ranges for our previously held equity interests as follows:
•Market rents ranged from $8.65 per square foot to $21.00 per square foot;
•Discount rates applied to the estimated net operating income of each property ranged from approximately 5.75% to 9.75%;
•Discount rates applied to the estimated residual value of each property ranged from approximately 6.50% to 8.50%;
•Residual capitalization rates applied to the properties ranged from approximately 5.75% to 8.00%;
•The fair market value of the property level debt was determined based upon available market data for comparable liabilities and by applying selected discount rates to the stream of future debt payments; and
•Discount rates applied to the property level debt cash flows ranged from approximately 2.28% to 5.50%.

Pro Forma Financial Information

The following consolidated pro forma financial information has been presented as if the CPA:18 Merger had occurred on January 1, 2021 for the three and nine months ended September 30, 2022 and 2021. The pro forma financial information is not necessarily indicative of what the actual results would have been had the CPA:18 Merger on that date, nor does it purport to represent the results of operations for future periods.

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pro forma total revenues	$397,915	$372,498	$1,187,887	$1,089,031

Note 4. Agreements and Transactions with Related Parties

Advisory Agreements and Partnership Agreements with the Managed Programs

We currently have advisory arrangements with CESH, pursuant to which we earn fees and are entitled to receive reimbursement for certain fund management expenses. Upon completion of the CPA:18 Merger on August 1, 2022 (Note 3), our advisory agreements with CPA:18 – Global were terminated, and we ceased earning revenue from CPA:18 – Global. We no longer raise capital for new or existing funds, but we currently expect to continue to manage CESH and earn various fees (as described below) through the end of its life cycle.

W. P. Carey 9/30/2022 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)
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

The following tables present a summary of revenue earned, reimbursable costs, and distributions of Available Cash received/accrued from the Managed Programs and WLT for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Distributions of Available Cash (a)	$3,345	$1,623	$8,746	$4,949
Asset management revenue (b) (c)	1,197	3,872	8,084	11,792
Reimbursable costs from affiliates (b)	344	1,041	2,414	3,050
Interest income on deferred acquisition fees and loans to affiliates (d)	4	57	112	121
	$4,890	$6,593	$19,356	$19,912

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
CPA:18 – Global	$4,466	$5,608	$17,854	$16,578
CESH	424	909	1,502	3,054
WLT (reimbursed transition services)	—	76	—	280
	$4,890	$6,593	$19,356	$19,912
__________
(a)Included within Earnings (losses) from equity method investments in the consolidated statements of income. Amounts for the three and nine months ended September 30, 2022 reflect an additional month of activity as compared to the prior year periods, since the CPA:18 Merger closed on August 1, 2022 and distributions of Available Cash are paid on a quarter lag.
(b)Amounts represent revenues from contracts under ASC 606.
(c)Included within Asset management and other revenue in the consolidated statements of income.
(d)Included within Non-operating income in the consolidated statements of income.

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	September 30, 2022	December 31, 2021
Asset management fees receivable	$352	$494
Accounts receivable	159	336
Reimbursable costs	91	974
Current acquisition fees receivable	—	19
Deferred acquisition fees receivable, including accrued interest	—	3
	$602	$1,826

W. P. Carey 9/30/2022 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)
Asset Management Revenue

Under the advisory agreements with the Managed Programs, we earn asset management revenue for managing their investment portfolios. The following table presents a summary of our asset management fee arrangements with the Managed Programs:

Managed Program	Rate	Payable	Description
CPA:18 – Global	0.5% – 1.5%	In shares of its Class A common stock and/or cash, at the option of CPA:18 – Global; payable in shares of its Class A common stock for 2021 through February 28, 2022; payable in cash from March 1, 2022 to August 1, 2022 (the date of the completion of the CPA:18 Merger)	Rate depended on the type of investment and was based on the average market or average equity value, as applicable
CESH	1.0%	In cash	Based on gross assets at fair value

Reimbursable Costs from Affiliates

CESH reimburses us in cash for certain personnel and overhead costs that we incur on its behalf, based on actual expenses incurred.

Distributions of Available Cash

We were entitled to receive distributions of up to 10% of the Available Cash (as defined in CPA:18 – Global’s partnership agreement) from the operating partnership of CPA:18 – Global, payable quarterly in arrears. After completion of the CPA:18 Merger on August 1, 2022 (Note 3), we no longer receive distributions of Available Cash from CPA:18 – Global.

Back-End Fees and Interests in the Managed Programs

Under our advisory arrangements with CESH, we may also receive compensation in connection with providing a liquidity event for its investors. Such back-end fees or interests include or may include interests in disposition proceeds. There can be no assurance as to whether or when any back-end fees or interests will be realized. Pursuant to the terms of the definitive merger agreement, in connection with the closing of the CPA:18 Merger, we waived certain back-end fees that we would have been entitled to receive from CPA:18 – Global upon its liquidation pursuant to the terms of our advisory agreement and partnership agreement with CPA:18 – Global (Note 3).

Other Transactions with Affiliates

Loans to Affiliates

From time to time, our board of directors has approved the making of secured and unsecured loans or lines of credit from us to certain of the Managed Programs, at our sole discretion, generally for the purpose of facilitating acquisitions or for working capital purposes. The principal outstanding balance on our line of credit to CPA:18 – Global was $16.0 million as of June 30, 2022. No amounts were outstanding as of December 31, 2021. In July 2022, CPA:18 – Global repaid the principal outstanding balance in full. The loan agreement with CPA:18 – Global was terminated upon completion of the CPA:18 Merger on August 1, 2022. No such line of credit with CESH existed during the reporting period.

Other

At September 30, 2022, we owned interests in ten jointly owned investments in real estate, with the remaining interests held by third parties. We consolidate six such investments and account for the remaining four investments under the equity method of accounting (Note 8). In addition, we owned limited partnership units of CESH at that date. We elected to account for our investment in CESH under the fair value option (Note 8).

W. P. Carey 9/30/2022 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
Note 5. Land, Buildings and Improvements and Assets Held for Sale

Land, Buildings and Improvements — Net Lease and Other

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Land	$2,320,763	$2,151,327
Buildings and improvements	10,525,449	9,525,858
Real estate under construction	16,211	114,549
Less: Accumulated depreciation	(1,563,622)	(1,448,020)
	$11,298,801	$10,343,714

As discussed in Note 3, we acquired 39 consolidated properties subject to existing operating leases in the CPA:18 Merger, which increased the carrying value of our Land, buildings and improvements — net lease and other by $881.6 million during the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro decreased by 13.9% to $0.9748 from $1.1326. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements — net lease and other decreased by $601.1 million from December 31, 2021 to September 30, 2022.

In connection with changes in lease classifications due to termination of the underlying leases, we reclassified two properties with an aggregate carrying value of $30.5 million from Net investments in direct financing leases and loans receivable to Land, buildings and improvements — net lease and other during the nine months ended September 30, 2022 (Note 6).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $76.0 million and $70.8 million for the three months ended September 30, 2022 and 2021, respectively, and $221.0 million and $207.2 million for the nine months ended September 30, 2022 and 2021, respectively.

W. P. Carey 9/30/2022 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)
Acquisitions of Real Estate

During the nine months ended September 30, 2022, we entered into the following investments, which were deemed to be real estate asset acquisitions, and which excludes properties acquired in the CPA:18 Merger (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs
Pleasant Prairie, Wisconsin	1	1/10/2022	Industrial	$20,024
Various, Spain (a)	26	2/3/2022	Funeral Home	146,364
Various, Denmark (a) (b)	8	2/11/2022	Retail	33,976
Laval, Canada (a)	1	2/18/2022	Industrial	21,459
Chattanooga, Tennessee (c)	1	3/4/2022	Warehouse	43,198
Various, United States (4 properties), Canada (1 property, and Mexico (1 property)	6	4/27/2022; 5/9/2022	Industrial	80,595
Various, United States	6	5/16/2022	Industrial; Warehouse	110,381
Various, Denmark (a) (b)	10	6/1/2022; 6/30/2022	Retail	42,635
Medina, Ohio	1	6/17/2022	Industrial	28,913
Bree, Belgium (a)	1	6/30/2022	Warehouse	96,697
Various, Spain (a)	5	7/21/2022	Retail	19,894
Various, United States	18	7/26/2022	Industrial; Warehouse	262,061
Various, Denmark (a) (b)	8	8/1/2022; 9/28/2022	Retail	29,644
Westlake, Ohio	1	8/3/2022	Warehouse	29,517
Hebron and Strongsville, Ohio; and Scarborough, Canada	3	8/10/2022	Industrial; Warehouse	20,111
Clifton Park, New York and West Des Moines, Iowa	2	8/12/2022	Specialty	23,317
Orzinuovi, Italy (a)	1	8/26/2022	Industrial	14,033
	99			$1,022,819
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.
(b)We also entered into purchase agreements to acquire five additional retail facilities leased to this tenant totaling $17.7 million (based on the exchange rate of the Danish krone at September 30, 2022), which is expected to be completed in 2022.
(c)We also committed to fund an additional $21.9 million for an expansion at the facility, which is expected to be completed in the third quarter of 2023.

W. P. Carey 9/30/2022 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)
The aggregate purchase price allocation for investments disclosed above is as follows (dollars in thousands):

Total Capitalized Costs
Land	$129,005
Buildings and improvements	751,579
Intangible assets and liabilities:
In-place lease (weighted-average expected life of 21.4 years)	133,327
Below-market rent (expected life of 6.8 years)	(3,379)
Right-of-use assets:
Prepaid rent (a)	12,287
$1,022,819
__________
(a)Represents prepaid rent for a land lease. Therefore, there is no future obligation on the land lease asset and no corresponding operating lease liability. This asset is included in In-place lease intangible assets and other in the consolidated balance sheets.

Real Estate Under Construction

During the nine months ended September 30, 2022, we capitalized real estate under construction totaling $127.3 million (including $78.3 million related to a student housing development project acquired in the CPA:18 Merger, as discussed below under Land, Buildings and Improvements — Operating Properties). The number of construction projects in progress with balances included in real estate under construction was four and six as of September 30, 2022 and December 31, 2021, respectively. Aggregate unfunded commitments totaled approximately $38.2 million and $55.3 million as of September 30, 2022 and December 31, 2021, respectively.

During the nine months ended September 30, 2022, we completed the following construction projects (dollars in thousands):

Property Location(s)	Primary Transaction Type	Number of Properties	Date of Completion	Property Type	Total Capitalized Costs (a)
Hurricane, Utah	Expansion	1	3/8/2022	Warehouse	$20,517
Breda, Netherlands (a)	Expansion	1	3/18/2022	Warehouse	4,721
Bowling Green, Kentucky	Renovation	1	4/26/2022	Warehouse	72,971
Wageningen, Netherlands (a)	Build-to-Suit	1	7/7/2022	Research and Development	26,054
Radomsko, Poland (a)	Expansion	1	8/1/2022	Industrial	23,042
		5			$147,305
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.

During the nine months ended September 30, 2022, we committed to fund two build-to-suit projects for outdoor advertising structures in New Jersey, for an aggregate amount of $3.6 million. We currently expect to complete the projects in the first quarter of 2023.

Capitalized interest incurred during construction was $0.3 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively, and $1.3 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively, which reduces Interest expense in the consolidated statements of income.

Dispositions of Properties

During the nine months ended September 30, 2022, we sold 14 properties, which were classified as Land, buildings and improvements — net lease and other. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $74.7 million from December 31, 2021 to September 30, 2022 (Note 15).

W. P. Carey 9/30/2022 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)
Lease Termination Income and Other

2022 — For the three and nine months ended September 30, 2022, lease termination income and other on our consolidated statements of income included: (i) lease termination income of $4.2 million received from a tenant during the third quarter of 2022, (ii) other lease-related settlements totaling $3.8 million and $10.0 million, respectively; (iii) income from a parking garage attached to one of our net-leased properties totaling $0.2 million and $1.5 million, respectively, and (iv) lease termination income of $8.2 million received from a tenant during the nine months ended September 30, 2022.

2021 — For the three and nine months ended September 30, 2021, lease termination income and other on our consolidated statements of income included: (i) lease-related settlements totaling $0.8 million and $6.1 million, respectively; and (ii) income from a parking garage attached to one of our net-leased properties totaling $0.5 million and $1.4 million, respectively.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease income — fixed	$295,433	$271,360	$852,843	$790,391
Lease income — variable (a)	36,469	27,256	101,138	81,954
Total operating lease income	$331,902	$298,616	$953,981	$872,345
__________
(a)Includes (i) rent increases based on changes in the U.S. Consumer Price Index and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

We assumed seven land lease arrangements in the CPA:18 Merger. As a result, we capitalized (i) right-of-use assets totaling $24.5 million (comprised of below-market ground lease intangibles totaling $17.9 million and land lease right-of-use assets totaling $6.6 million), which are included within In-place lease intangible assets and other on our consolidated balance sheets, and (ii) operating lease liabilities totaling $6.6 million, which are included within Accounts payable, accrued expenses and other liabilities on our consolidated balance sheets.

Land, Buildings and Improvements — Operating Properties

At September 30, 2022, Land, buildings and improvements — operating properties consisted of our investments in 75 consolidated self-storage properties, two consolidated student housing properties, and one consolidated hotel. We acquired 65 self-storage properties, one student housing property, and one student housing development project with an aggregate fair value of $1.0 billion in the CPA:18 Merger (including $78.3 million within real estate under construction) (Note 3). In September 2022, we partially placed into service the student housing development project for total capitalized costs of $32.9 million. At December 31, 2021, Land, buildings and improvements — operating properties consisted of our investments in ten consolidated self-storage properties and one consolidated hotel. Below is a summary of our Land, buildings and improvements — operating properties (in thousands):

	September 30, 2022	December 31, 2021
Land	$122,317	$10,452
Buildings and improvements	916,866	73,221
Real estate under construction	45,341	—
Less: Accumulated depreciation	(22,118)	(16,750)
	$1,062,406	$66,923

Depreciation expense on our buildings and improvements attributable to Operating real estate was $4.1 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $5.4 million and $2.1 million for the nine months ended September 30, 2022 and 2021, respectively.
W. P. Carey 9/30/2022 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	September 30, 2022	December 31, 2021
Land, buildings and improvements — net lease and other	$31,111	$10,628
In-place lease intangible assets and other	7,296	—
Above-market rent intangible assets	171	—
Accumulated depreciation and amortization	—	(2,359)
Assets held for sale, net	$38,578	$8,269

At September 30, 2022, we had one property classified as Assets held for sale, net, with a carrying value of $38.6 million. We acquired two properties classified as Assets held for sale, net, with a fair value of $85.0 million in the CPA:18 Merger (Note 3), one of which was sold in August 2022 (Note 15). At December 31, 2021 we had two properties classified as Assets held for sale, net, with an aggregate carrying value of $8.3 million. These properties were sold in the first quarter of 2022.

Note 6. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in direct financing leases and loans receivable (net of allowance for credit losses), and deferred acquisition fees. Operating leases are not included in finance receivables.

Finance Receivables

Net investments in direct financing leases and loans receivable are summarized as follows (in thousands):

	Maturity Date	September 30, 2022	December 31, 2021
Net investments in direct financing leases (a)	2022 – 2036	$515,662	$572,205
Sale-leaseback transactions accounted for as loans receivable (b)	2038 – 2052	226,433	217,229
Secured loans receivable (c)	2022 – 2024	39,250	24,143
		$781,345	$813,577
__________
(a)Amounts are net of allowance for credit losses, as disclosed below under Net Investments in Direct Financing Leases.
(b)These investments are accounted for as loans receivable in accordance with ASC 310, Receivables and ASC 842, Leases. Maturity dates reflect the current lease maturity dates.
(c)Amounts are net of allowance for credit losses of $2.1 million and $12.6 million as of September 30, 2022 and December 31, 2021, respectively.

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Lease payments receivable	$338,733	$414,002
Unguaranteed residual value	485,790	545,896
	824,523	959,898
Less: unearned income	(302,930)	(370,353)
Less: allowance for credit losses (a)	(5,931)	(17,340)
	$515,662	$572,205
__________
W. P. Carey 9/30/2022 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)
(a)During both the nine months ended September 30, 2022 and 2021, we recorded a net release of allowance for credit losses of $6.7 million on our net investments in direct financing leases due to changes in expected economic conditions and improved credit quality for certain tenants, which was included within Other gains and (losses) in our consolidated statements of income. In addition, during the nine months ended September 30, 2022, we reduced the allowance for credit losses balance by $4.7 million, in connection with the reclassifications of properties from Net investments in direct financing leases and loans receivable to Real estate, as described below.

Income from direct financing leases, which is included in Income from direct financing leases and loans receivable in the consolidated financial statements, was $13.0 million and $15.6 million for the three months ended September 30, 2022 and 2021, respectively, and $40.2 million and $48.9 million for the nine months ended September 30, 2022 and 2021, respectively.

As discussed in Note 3, we acquired one consolidated property subject to a direct financing lease in the CPA:18 Merger, which increased the carrying value of our Net investments in direct financing leases and loans receivable by $10.5 million during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we reclassified two properties with an aggregate carrying value of $30.5 million from Net investments in direct financing leases and loans receivable to Real estate in connection with changes in lease classifications due to termination of the underlying leases. During the nine months ended September 30, 2022, the U.S. dollar strengthened against the euro, resulting in a $53.7 million decrease in the carrying value of Net investments in direct financing leases and loans receivable from December 31, 2021 to September 30, 2022.

Loans Receivable

During the nine months ended September 30, 2022, we entered into the following sale-leaseback, which was deemed to be a loan receivable in accordance with ASC 310, Receivables and ASC 842, Leases (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Investment
Various, Belgium (a)	5	6/22/2022	Retail	$19,795
	5			$19,795
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.

As discussed in Note 3, we acquired one secured loan receivable in the CPA:18 Merger for $28.0 million, which pays interest at 10% per annum with a maturity date of July 2024.

In September 2022, one of our secured loans receivable was repaid to us for $34.0 million. In connection with this repayment, we recorded a release of allowance for credit losses of $10.5 million since the loan principal was fully repaid. In addition, in the first quarter of 2021, we entered into an agreement with the borrowers for certain of our secured loans receivable, who agreed to pay us at maturity a total of $3.7 million of unpaid interest due over the previous year. In connection with the repayment of the secured loan receivable in September 2022, we collected $2.3 million of this interest, which was included in Income from direct financing leases and loans receivable on the consolidated statements of income for the three and nine months ended September 30, 2022. The remaining $1.4 million of unpaid interest is related to a secured loan receivable that we still own, and has not been recognized in the consolidated financial statements due to uncertainty of collectibility.

Earnings from our loans receivable are included in Income from direct financing leases and loans receivable in the consolidated financial statements, and totaled $7.6 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively, and $16.6 million and $3.0 million for the nine months ended September 30, 2022 and 2021, respectively.

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both September 30, 2022 and December 31, 2021, other than uncollected income from our secured loans receivable (as noted above), no material balances of our finance receivables were past due. Other than the lease terminations noted under Net Investments in Direct Financing Leases above, there were no material modifications of finance receivables during the nine months ended September 30, 2022.

W. P. Carey 9/30/2022 10-Q – 23

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

A summary of our finance receivables by internal credit quality rating, excluding our allowance for credit losses, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
1 – 3	19	17	$676,152	$703,280
4	8	9	113,224	140,230
5	—	—	—	—
			$789,376	$843,510

Note 7. Goodwill and Other Intangibles

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

Net lease intangibles recorded in connection with property acquisitions during the nine months ended September 30, 2022 are described in Note 5. In connection with the CPA:18 Merger (Note 3), we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Finite-Lived Intangible Assets
In-place lease	7.4	$199,913
Above-market rent	11.9	61,090
		$261,003

Finite-Lived Intangible Liabilities
Below-market rent	8.5	$(16,836)

In connection with certain business combinations, including the CPA:18 Merger (Note 3), we recorded goodwill as a result of consideration exceeding the fair values of the assets acquired and liabilities assumed. The goodwill was attributed to our Real Estate reporting unit as it relates to the real estate assets we acquired in such business combinations. The following table presents a reconciliation of our goodwill (in thousands):

	Real Estate	Investment Management	Total
Balance at January 1, 2022	$872,195	$29,334	$901,529
Acquisition of CPA:18 – Global (Note 3)	172,346	—	172,346
Foreign currency translation adjustments	(21,370)	—	(21,370)
Impairment charges (Note 9)	—	(29,334)	(29,334)
Balance at September 30, 2022	$1,023,171	$—	$1,023,171

W. P. Carey 9/30/2022 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)
Current accounting guidance requires that we test for the recoverability of goodwill at the reporting unit level. The test for recoverability must be conducted at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. In connection with the completion of the CPA:18 Merger in August 2022 (Note 3), we performed a test for impairment during the third quarter of 2022 for goodwill recorded in both segments and recognized an impairment charge of $29.3 million on goodwill within our Investment Management segment (Note 9).

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$19,700	$(19,040)	$660	$19,553	$(18,682)	$871
Trade name	—	—	—	3,975	(3,581)	394
	19,700	(19,040)	660	23,528	(22,263)	1,265
Lease Intangibles:
In-place lease	2,449,354	(983,045)	1,466,309	2,279,905	(934,663)	1,345,242
Above-market rent	840,943	(496,376)	344,567	843,410	(489,861)	353,549
	3,290,297	(1,479,421)	1,810,876	3,123,315	(1,424,524)	1,698,791
Goodwill
Goodwill	1,023,171	—	1,023,171	901,529	—	901,529
Total intangible assets	$4,333,168	$(1,498,461)	$2,834,707	$4,048,372	$(1,446,787)	$2,601,585

Finite-Lived Intangible Liabilities
Below-market rent	$(286,446)	$118,272	$(168,174)	$(272,483)	$105,908	$(166,575)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(303,157)	$118,272	$(184,885)	$(289,194)	$105,908	$(183,286)

During the nine months ended September 30, 2022, the U.S. dollar strengthened against the euro, resulting in a decrease of $96.7 million in the carrying value of our net intangible assets from December 31, 2021 to September 30, 2022. Net amortization of intangibles, including the effect of foreign currency translation, was $62.1 million and $55.2 million for the three months ended September 30, 2022 and 2021, respectively, and $165.6 million and $166.9 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of internal-use software development, trade name, and in-place lease intangibles is included in Depreciation and amortization.

Note 8. Equity Method Investments

We own interests in the Managed Programs and certain unconsolidated real estate investments with third parties. We account for our interests in these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences) or at fair value by electing the equity method fair value option available under GAAP.

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

W. P. Carey 9/30/2022 10-Q – 25

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

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Interests Owned at		Carrying Amount of Investment at
Fund	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
CPA:18 – Global (a)	100.000%	5.578%	$—	$60,836
CPA:18 – Global operating partnership (a)	100.000%	0.034%	—	209
CESH (b)	2.430%	2.430%	2,334	3,689
			$2,334	$64,734
__________
(a)On August 1, 2022, we acquired all of the remaining interests in CPA:18 – Global and the CPA:18 – Global operating partnership in the CPA:18 Merger (Note 3).
(b)Investment is accounted for at fair value.

CPA:18 – Global — We received distributions from this investment during the nine months ended September 30, 2022 and 2021 of $1.6 million and $1.4 million, respectively. We received distributions from our investment in the CPA:18 – Global operating partnership during the nine months ended September 30, 2022 and 2021 of $8.7 million and $4.9 million, respectively (Note 4).

CESH — We have elected to account for our investment in CESH at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH on a one quarter lag; therefore, the balance of our equity method investment in CESH recorded as of September 30, 2022 is based on the estimated fair value of our investment as of June 30, 2022. We received distributions from this investment during the nine months ended September 30, 2022 and 2021 of $1.2 million and $1.3 million, respectively.

At December 31, 2021, the aggregate unamortized basis differences on our equity method investments in the Managed Programs were $23.3 million. Following the close of the CPA:18 Merger, there are no such unamortized basis differences on our equity method investments in the Managed Programs.

Interests in Other Unconsolidated Real Estate Investments and WLT

We own equity interests in properties that are generally leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. The underlying investments are jointly owned with affiliates or third parties. We account for these investments under the equity method of accounting. In addition, we own shares of WLT common stock, which we accounted for under the equity method of accounting as of December 31, 2021, but was reclassified to equity securities at fair value within Other assets, net on our consolidated balance sheets in January 2022, as described in Note 9. Operating results of our unconsolidated real estate investments are included in the Real Estate segment.

W. P. Carey 9/30/2022 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)
The following table sets forth our ownership interests in our equity method investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

			Carrying Value at
Lessee/Fund/Description	Co-owner	Ownership Interest	September 30, 2022	December 31, 2021
Existing Equity Method Investments
Las Vegas Retail Complex (a)	Third Party	N/A	$169,896	$104,114
Johnson Self Storage	Third Party	90%	66,137	67,573
Kesko Senukai (b)	Third Party	70%	34,554	41,955
Harmon Retail Corner (c)	Third Party	15%	24,744	24,435
WLT (d)	WLT	N/A	—	33,392
			295,331	271,469
Equity Method Investments Consolidated After the CPA:18 Merger (e)
State Farm Mutual Automobile Insurance Co.	CPA:18 – Global	50%	—	7,129
Apply Sørco AS (f)	CPA:18 – Global	49%	—	5,909
Bank Pekao (b) (g)	CPA:18 – Global	50%	—	4,460
Fortenova Grupa d.d. (b)	CPA:18 – Global	20%	—	2,936
			—	20,434
			$295,331	$291,903
__________
(a)On June 10, 2021, we entered into an agreement to fund a construction loan of approximately $261.9 million (as of September 30, 2022) for a retail complex in Las Vegas, Nevada. Through September 30, 2022, we funded $168.9 million, including $65.2 million during the nine months ended September 30, 2022. Equity income from this investment was $6.1 million and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively, which was recognized within Earnings (losses) from equity method investments in our consolidated statements of income.
(b)The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.
(c)This investment is reported using the hypothetical liquidation at book value model, which may be different than pro rata ownership percentages, primarily due to the capital structure of the partnership agreement.
(d)At September 30, 2022, we owned 12,208,243 shares of common stock of WLT, which we accounted for as an equity method investment in real estate as of December 31, 2021, but was reclassified to equity securities at fair value within Other assets, net on our consolidated balance sheets in January 2022 (Note 9). WLT completed its previously announced sale to private real estate funds in October 2022 (Note 17).
(e)We acquired the remaining interests in these investments from CPA:18 – Global in the CPA:18 Merger, subsequent to which we now consolidate these wholly owned investments (Note 3).
(f)The carrying value of this investment is affected by fluctuations in the exchange rate of the Norwegian krone.
(g)We recognized our $4.6 million proportionate share of an impairment charge recorded on this investment during the nine months ended September 30, 2022, which was reflected within Earnings (losses) from equity method investments in our consolidated statements of income. The estimated fair value of the investment is based on the estimated selling price of the international office facility owned by the investment, and the fair value of the non-recourse mortgage encumbering the property also approximates the fair value of the property.

We received aggregate distributions of $24.2 million and $14.1 million from our other unconsolidated real estate investments for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022 and December 31, 2021, the aggregate unamortized basis differences on our unconsolidated real estate investments were $19.3 million and $7.9 million, respectively.

W. P. Carey 9/30/2022 10-Q – 27

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

Investment in Shares of Lineage Logistics — We have elected to apply the measurement alternative under Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10) to account for our investment in shares of Lineage Logistics (a cold storage REIT), which is included in Other assets, net in the consolidated financial statements. Under this alternative, the carrying value is adjusted for any impairments or changes in fair value resulting from observable transactions for similar or identical investments in the issuer. We classified this investment as Level 3 because it is not traded in an active market. We recognized non-cash unrealized gains on our investment in shares of Lineage Logistics of $76.3 million during the nine months ended September 30, 2021, due to a secondary market transaction at a higher price per share, which was recorded within Other gains and (losses) in the consolidated financial statements. In addition, during the nine months ended September 30, 2022 and 2021, we received cash dividends of $4.3 million and $6.4 million, respectively, from our investment in shares of Lineage Logistics, which was recorded within Non-operating income in the consolidated financial statements. The fair value of this investment was $366.3 million at both September 30, 2022 and December 31, 2021.

W. P. Carey 9/30/2022 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)
Investment in Shares of GCIF — We account for our investment in shares of Guggenheim Credit Income Fund (“GCIF”), which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 2 because we used a quoted price from an inactive market to determine its fair value. During the nine months ended September 30, 2022, we received liquidating distributions from our investment in shares of GCIF totaling $1.7 million, which reduced the cost basis of our investment (in March 2021, GCIF announced its intention to liquidate and to distribute substantially all of its assets). The fair value of our investment in shares of GCIF was $2.7 million and $4.3 million at September 30, 2022 and December 31, 2021, respectively.

Investment in Preferred Shares of WLT — In January 2022, WLT redeemed in full our 1,300,000 shares of its preferred stock for gross proceeds of $65.0 million (based on the liquidation preference of $50.00 per share). In connection with this redemption, we reclassified an unrealized gain on this investment of $18.7 million from Accumulated other comprehensive loss to Other gains and (losses) in the consolidated financial statements (Note 13). Prior to this redemption, we accounted for this investment, which was included in Other assets, net in the consolidated financial statements, as available-for-sale debt securities at fair value (Level 3). During the nine months ended September 30, 2022 and 2021, we received cash dividends of $0.9 million and $4.1 million, respectively, from our investment in preferred shares of WLT, which was recorded within Non-operating income in the consolidated financial statements. The fair value of our investment in preferred shares of WLT was $65.0 million as of December 31, 2021.

Investment in Common Shares of WLT — In January 2022, we reclassified our investment in 12,208,243 shares of common stock of WLT from equity method investments to equity securities, since we no longer have significant influence over WLT, following the redemption of our investment in preferred shares of WLT, as described above. As a result, we account for this investment, which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 3 because it is not traded in an active market. The carrying value of this investment was $33.4 million as of December 31, 2021, which was included within Equity method investments in the consolidated financial statements. We recognized non-cash unrealized gains of $43.4 million on our investment in common shares of WLT during the nine months ended September 30, 2022, reflecting the most recently published net asset value of WLT, which was recorded within Other gains and (losses) in the consolidated financial statements. The fair value of our investment in common shares of WLT was $76.8 million as of September 30, 2022. WLT completed its previously announced sale to private real estate funds in October 2022 (Note 17).

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the nine months ended September 30, 2022 or 2021. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		September 30, 2022		December 31, 2021
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2 and 3	$5,651,865	$4,943,242	$5,701,913	$5,984,228
Non-recourse mortgages, net (a) (b) (d)	3	1,162,814	1,142,390	368,524	369,841
__________
(a)The carrying value of Senior Unsecured Notes, net (Note 11) includes unamortized deferred financing costs of $26.3 million and $28.7 million at September 30, 2022 and December 31, 2021, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of less than $0.1 million at both September 30, 2022 and December 31, 2021.
(b)The carrying value of Senior Unsecured Notes, net includes unamortized discount of $24.4 million and $29.2 million at September 30, 2022 and December 31, 2021, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $11.6 million and $0.8 million at September 30, 2022 and December 31, 2021, respectively.
(c)For those Senior Unsecured Notes for which there are no observable market prices (specifically, our private placement Senior Unsecured Notes (Note 11)), we used a discounted cash flow model that estimates the present value of future loan payments by discounting such payments at current estimated market interest rates. We consider these notes to be within the Level 3 category. For all other Senior Unsecured Notes, we determined the estimated fair value using observed market prices in an open market, which may experience limited trading volume. We consider these notes to be within the Level 2 category.
W. P. Carey 9/30/2022 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)
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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility (Note 11), but excluding finance receivables (Note 6), had fair values that approximated their carrying values at both September 30, 2022 and December 31, 2021.

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

The following tables present information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended September 30,
	2022		2021
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Investment Management goodwill	$—	$29,334	$—	$—
Real estate and intangibles	—	—	13,912	16,301
Equity method investments	—	—	—	—
		$29,334		$16,301

	Nine Months Ended September 30,
	2022		2021
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Investment Management goodwill	$—	$29,334	$—	$—
Real estate and intangibles	24,497	26,385	13,912	16,301
Equity method investments	—	—	8,175	6,830
		$55,719		$23,131

Impairment charges, and their related triggering events and fair value measurements, recognized during the three and nine months ended September 30, 2022 and 2021 were as follows:

Investment Management Goodwill

The impairment charges described below are reflected within Impairment charges — Investment Management goodwill in our consolidated statements of income.

During the three and nine months ended September 30, 2022, we recognized an impairment charge of $29.3 million on goodwill within our Investment Management segment in order to reduce its carrying value to its estimated fair value of $0, since future Investment Management cash flows are expected to be minimal following the CPA:18 Merger (Note 3).

W. P. Carey 9/30/2022 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)
Real Estate and Intangibles

The impairment charges described below are reflected within Impairment charges — real estate in our consolidated statements of income.

During the nine months ended September 30, 2022, we recognized impairment charges totaling $6.2 million on two properties in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices.

During the nine months ended September 30, 2022, we recognized an impairment charge of $10.9 million on a property in order to reduce its carrying value to its estimated fair value, which declined due to changes in expected cash flows related to the existing tenant’s lease expiration in 2023. The fair value measurement was determined by estimating discounted cash flows using two significant unobservable inputs, which were the cash flow discount rate (14.0%) and terminal capitalization rate (11.0%)

In March 2022, we entered into a transaction to restructure certain leases with Pendragon PLC (a tenant at certain automotive dealerships in the United Kingdom). Under this restructuring, we extended the leases on 30 properties by 11 years (no change to rent) and entered into an agreement to dispose of 12 properties, with the tenant continuing to pay rent until the earlier of sale date or certain specified dates over the following 12 months. As a result, during the nine months ended September 30, 2022, we recognized impairment charges totaling $9.3 million on six of these properties in order to reduce the carrying values of the properties to their estimated fair values. The fair value measurements for the properties were determined using a direct capitalization rate analysis; the capitalization rate for the various scenarios ranged from 4.75% to 10.00%.

During the three and nine months ended September 30, 2021, we recognized an impairment charge of $16.3 million on a property in order to reduce the carrying value of the property to its estimated fair value, due to the existing tenant’s non-renewal of its lease expiring in 2022. The fair value measurement was determined by estimating discounted cash flows using four significant unobservable inputs, which were the cash flow discount rate (range of 7.00% to 9.00%), terminal capitalization rate (range of 6.00% to 7.00%), estimated market rents (range of $10 to $11 per square foot), and estimated capital expenditures ($100 per square foot). We sold this property in September 2022.

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

Note 10. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing liabilities, including our Senior Unsecured Credit Facility (Note 11) and unhedged variable-rate non-recourse mortgage loans. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, Senior Unsecured Notes, other securities, and the shares or limited partnership units we hold in the Managed Programs, due to changes in interest rates or other market factors. We own investments in North America, Europe, and Japan and are subject to risks associated with fluctuating foreign currency exchange rates.

W. P. Carey 9/30/2022 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)
Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2021 Annual Report. At both September 30, 2022 and December 31, 2021, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Foreign currency collars	Other assets, net	$62,583	$19,484	$—	$—
Interest rate swaps (a)	Other assets, net	2,557	—	—	—
Interest rate cap	Other assets, net	15	1	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	—	(1,311)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	—	(908)
		65,155	19,485	—	(2,219)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	4,600	4,600	—	—
Foreign currency collars	Other assets, net	1,573	—	—	—
		6,173	4,600	—	—
Total derivatives		$71,328	$24,085	$—	$(2,219)
__________
(a)In connection with the CPA:18 Merger on August 1, 2022, we acquired five interest rate swaps, which had an aggregate fair value of $0.4 million on the date of acquisition.

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2022	2021	2022	2021
Foreign currency collars	$20,756	$12,666	$44,410	$26,294
Interest rate swaps	1,663	203	3,019	3,851
Interest rate caps	11	1	16	5
Total	$22,430	$12,870	$47,445	$30,150

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Foreign currency collars	Non-operating income	$4,987	$14	$10,450	$(553)
Interest rate swaps and caps (b)	Interest expense	(66)	(196)	(352)	(720)
Total		$4,921	$(182)	$10,098	$(1,273)
__________
(a)Excludes net gains of $1.2 million and $0.2 million recognized on unconsolidated jointly owned investments for the three months ended September 30, 2022 and 2021, respectively, and net gains of $3.5 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively.
(b)Amount for the nine months ended September 30, 2021 excludes other comprehensive income totaling $3.1 million that was released from the consolidated financial statements (along with the related liability balances) upon the termination of interest rate swaps in connection with certain prepayments of non-recourse mortgage loans during the period.
W. P. Carey 9/30/2022 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)

Amounts reported in Other comprehensive (loss) income related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Non-operating income when the hedged foreign currency contracts are settled. As of September 30, 2022, we estimate that an additional $1.5 million and $26.4 million will be reclassified as Interest expense and Non-operating income, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Foreign currency collars	Non-operating income	$3,737	$357	$7,520	$516
Interest rate swaps	Interest expense	56	223	387	1,354
Derivatives Not in Cash Flow Hedging Relationships
Foreign currency collars	Other gains and (losses)	447	—	1,573	—
Stock warrants	Other gains and (losses)	—	—	—	(500)
Total		$4,240	$580	$9,480	$1,370

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

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at September 30, 2022 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2022 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	5	35,176	USD	$1,410
Interest rate swaps	2	46,277	EUR	1,147
Interest rate cap	1	10,530	EUR	15
				$2,572
__________
(a)Fair value amounts are based on the exchange rate of the euro at September 30, 2022, as applicable.

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

W. P. Carey 9/30/2022 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)
The following table presents the foreign currency collars that we had outstanding at September 30, 2022 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2022
Designated as Cash Flow Hedging Instruments
Foreign currency collars	71	280,600	EUR	$51,271
Foreign currency collars	77	49,820	GBP	11,312
Not Designated as Cash Flow Hedging Instruments
Foreign currency collar	1	10,600	EUR	1,573
				$64,156

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2022. At September 30, 2022, our total credit exposure and the maximum exposure to any single counterparty was $67.3 million and $11.2 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2022, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $2.2 million at December 31, 2021, which included accrued interest and any nonperformance risk adjustments (there was no such liability balance at September 30, 2022). If we had breached any of these provisions at December 31, 2021, we could have been required to settle our obligations under these agreements at their aggregate termination value of $2.3 million.

Net Investment Hedges

Borrowings under our Senior Unsecured Notes, Unsecured Revolving Credit Facility, and Unsecured Term Loans (all as defined in Note 11) denominated in euro, British pounds sterling, or Japanese yen are designated as, and are effective as, economic hedges of our net investments in foreign entities.

Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under our euro-denominated senior notes and changes in the value of our euro, Japanese yen, and British pound sterling borrowings under our Senior Unsecured Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. Such gains (losses) related to non-derivative net investment hedges were $215.0 million and $92.6 million for the three months ended September 30, 2022 and 2021, respectively, and $528.4 million and $190.5 million for the nine months ended September 30, 2022 and 2021, respectively.

W. P. Carey 9/30/2022 10-Q – 34

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

At September 30, 2022, our Unsecured Revolving Credit Facility had available capacity of approximately $1.3 billion (net of amounts reserved for standby letters of credit totaling $0.6 million). We incur an annual facility fee of 0.20% of the total commitment on our Unsecured Revolving Credit Facility, which is included within Interest expense in our consolidated statements of income.

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

	Interest Rate at September 30, 2022 (a)	Maturity Date at September 30, 2022	Principal Outstanding Balance at
Senior Unsecured Credit Facility			September 30, 2022	December 31, 2021
Unsecured Term Loans:
Term Loan — borrowing in British pounds sterling (b) (c) (d)	SONIA + 0.85%	2/20/2025	$298,070	$202,183
Delayed Draw Term Loan — borrowing in euros (e)	EURIBOR + 0.85%	2/20/2025	209,582	109,296
			507,652	311,479
Unsecured Revolving Credit Facility:
Borrowing in U.S. dollars (f)	LIBOR + 0.775%	2/20/2025	446,000	—
Borrowing in Japanese yen (g)	TIBOR + 0.775%	2/20/2025	16,660	20,935
Borrowing in euros	N/A	2/20/2025	—	205,001
Borrowing in British pounds sterling	N/A	2/20/2025	—	184,660
			462,660	410,596
			$970,312	$722,075
__________
(a)The applicable interest rate at September 30, 2022 was based on the credit rating for our Senior Unsecured Notes of BBB/Baa1.
(b)SONIA means Sterling Overnight Index Average.
(c)Interest rate includes both a spread adjustment to the base rate and a credit spread.
(d)Balance excludes unamortized discount of $1.6 million and $0.9 million at September 30, 2022 and December 31, 2021, respectively.
(e)EURIBOR means Euro Interbank Offered Rate.
(f)LIBOR means London Interbank Offered Rate.
(g)TIBOR means Tokyo Interbank Offered Rate.
W. P. Carey 9/30/2022 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)
Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $5.7 billion at September 30, 2022 (the “Senior Unsecured Notes”).

On September 28, 2022, we completed a private placement of (i) €150.0 million of 3.41% Senior Notes due 2029, which have a 7-year term and are scheduled to mature on September 28, 2029, and (ii) €200 million of 3.70% Senior Notes due 2032, which have a 10-year term and are scheduled to mature on September 28, 2032.

We redeemed the €500.0 million of 2.0% Senior Notes due 2023 in March 2021. In connection with this redemption, we paid a “make-whole” amount of $26.2 million (based on the exchange rate of the euro as of the date of redemption) and recognized a loss on extinguishment of $28.2 million, which is included within Other gains and (losses) on our consolidated statements of income for the nine months ended September 30, 2021.

Interest on the Senior Unsecured Notes is payable annually in arrears for our euro-denominated senior notes and semi-annually for U.S. dollar-denominated senior notes. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 20 to 35 basis points. The following table presents a summary of our Senior Unsecured Notes outstanding at September 30, 2022 (currency in thousands):

		Principal Amount	Coupon Rate	Maturity Date	Principal Outstanding Balance at
Senior Unsecured Notes, net (a)	Issue Date				September 30, 2022	December 31, 2021
4.6% Senior Notes due 2024	3/14/2014	$500,000	4.6%	4/1/2024	$500,000	$500,000
2.25% Senior Notes due 2024	1/19/2017	€500,000	2.25%	7/19/2024	487,400	566,300
4.0% Senior Notes due 2025	1/26/2015	$450,000	4.0%	2/1/2025	450,000	450,000
2.250% Senior Notes due 2026	10/9/2018	€500,000	2.250%	4/9/2026	487,400	566,300
4.25% Senior Notes due 2026	9/12/2016	$350,000	4.25%	10/1/2026	350,000	350,000
2.125% Senior Notes due 2027	3/6/2018	€500,000	2.125%	4/15/2027	487,400	566,300
1.350% Senior Notes due 2028	9/19/2019	€500,000	1.350%	4/15/2028	487,400	566,300
3.850% Senior Notes due 2029	6/14/2019	$325,000	3.850%	7/15/2029	325,000	325,000
3.41% Senior Notes due 2029	9/28/2022	€150,000	3.41%	9/28/2029	146,220	—
0.950% Senior Notes due 2030	3/8/2021	€525,000	0.950%	6/1/2030	511,770	594,615
2.400% Senior Notes due 2031	10/14/2020	$500,000	2.400%	2/1/2031	500,000	500,000
2.450% Senior Notes due 2032	10/15/2021	$350,000	2.450%	2/1/2032	350,000	350,000
3.70% Senior Notes due 2032	9/28/2022	€200,000	3.70%	9/28/2032	194,960	—
2.250% Senior Notes due 2033	2/25/2021	$425,000	2.250%	4/1/2033	425,000	425,000
					$5,702,550	$5,759,815
__________
(a)Aggregate balance excludes unamortized deferred financing costs totaling $26.3 million and $28.7 million, and unamortized discount totaling $24.4 million and $29.2 million, at September 30, 2022 and December 31, 2021, respectively.

In connection with the private placement of the 3.41% Senior Notes due 2029 and the €200 million of 3.70% Senior Notes due 2032 in September 2022, we incurred financing costs totaling $2.3 million during the nine months ended September 30, 2022, which are included in the Senior Unsecured Notes, net in the consolidated financial statements and are being amortized to Interest expense over the term of their respective Senior Notes.

Covenants

The Credit Agreement, each of the Senior Unsecured Notes, and certain of our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. There have been no significant changes in our debt covenants from what was disclosed in the 2021 Annual Report. We were in compliance with all of these covenants at September 30, 2022.

W. P. Carey 9/30/2022 10-Q – 36

Notes to Consolidated Financial Statements (Unaudited)
Non-Recourse Mortgages

At September 30, 2022, the weighted-average interest rate for our total non-recourse mortgage notes payable was 4.3% (fixed-rate and variable-rate non-recourse mortgage notes payable were 4.4% and 3.9%, respectively), with maturity dates ranging from October 2022 to April 2039.

CPA:18 Merger

In connection with the CPA:18 Merger on August 1, 2022 (Note 3), we assumed property-level debt comprised of non-recourse mortgage loans with fair values totaling $900.2 million and recorded an aggregate fair market value net discount of $13.1 million. The fair market value net discount will be amortized to interest expense over the remaining lives of the related loans. These non-recourse mortgage loans had a weighted-average annual interest rate of 5.1% on the merger date.

Repayments

During the nine months ended September 30, 2022, we (i) prepaid a non-recourse mortgage loan of $10.4 million and (ii) repaid non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $35.6 million. We recognized a net gain on extinguishment of debt of $1.3 million on these repayments, which is included within Other gains and (losses) on our consolidated statements of income. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 4.6%.

During the nine months ended September 30, 2021, we (i) prepaid non-recourse mortgage loans totaling $427.5 million and (ii) repaid non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $27.5 million. We recognized an aggregate net loss on extinguishment of debt of $32.0 million on these repayments, primarily comprised of prepayment penalties totaling $32.1 million, which is included within Other gains and (losses) on our consolidated statements of income. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 5.1%.

Foreign Currency Exchange Rate Impact

During the nine months ended September 30, 2022, the U.S. dollar strengthened against the euro, resulting in an aggregate decrease of $579.1 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2021 to September 30, 2022.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of September 30, 2022 are as follows (in thousands):

Years Ending December 31,	Total
2022 (remainder)	$96,744
2023	428,242
2024	1,161,427
2025	1,769,956
2026	959,287
Thereafter through 2039	3,431,674
Total principal payments	7,847,330
Unamortized discount, net	(37,597)
Unamortized deferred financing costs	(26,390)
Total	$7,783,343

Certain amounts in the table above are based on the applicable foreign currency exchange rate at September 30, 2022.

W. P. Carey 9/30/2022 10-Q – 37

Notes to Consolidated Financial Statements (Unaudited)
Note 12. Commitments and Contingencies

At September 30, 2022, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 13. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2021 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the nine months ended September 30, 2022. We recorded stock-based compensation expense of $5.5 million and $4.4 million during the three months ended September 30, 2022 and 2021, respectively, and $23.1 million and $18.8 million during the nine months ended September 30, 2022 and 2021, respectively, which was included in Stock-based compensation expense in the consolidated financial statements.

Restricted and Conditional Awards

Nonvested restricted share awards (“RSAs”), restricted share units (“RSUs”), and performance share units (“PSUs”) at September 30, 2022 and changes during the nine months ended September 30, 2022 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2022	306,994	$71.21	398,255	$86.86
Granted (a)	229,497	80.35	144,311	104.97
Vested (b)	(154,028)	72.80	(165,615)	92.16
Forfeited	(5,546)	76.44	—	—
Adjustment (c)	—	—	84,248	88.78
Nonvested at September 30, 2022 (d)	376,917	$76.04	461,199	$92.00
__________
(a)The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period and (ii) future financial performance projections. To estimate the fair value of PSUs granted during the nine months ended September 30, 2022, we used a risk-free interest rate of 1.2%, an expected volatility rate of 36.7%, and assumed a dividend yield of zero.
(b)The grant date fair value of shares vested during the nine months ended September 30, 2022 was $26.5 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At September 30, 2022 and December 31, 2021, we had an obligation to issue 1,181,947 and 1,104,020 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $57.0 million and $49.8 million, respectively.
(c)Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments at September 30, 2022 to reflect the number of shares expected to be issued when the PSUs vest.
(d)At September 30, 2022, total unrecognized compensation expense related to these awards was approximately $39.2 million, with an aggregate weighted-average remaining term of 2.0 years.

W. P. Carey 9/30/2022 10-Q – 38

Notes to Consolidated Financial Statements (Unaudited)
Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income — basic and diluted	$104,928	$138,547	$389,601	$310,426

Weighted-average shares outstanding — basic	203,093,553	185,422,639	196,382,433	180,753,115
Effect of dilutive securities	1,004,563	589,839	882,076	570,013
Weighted-average shares outstanding — diluted	204,098,116	186,012,478	197,264,509	181,323,128

For the three and nine months ended September 30, 2022 and 2021, potentially dilutive securities excluded from the computation of diluted earnings per share were insignificant.

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

Our prior ATM Program is discussed in the 2021 Annual Report. The following table sets forth certain information regarding the issuance of shares of our common stock under our prior ATM Program during the periods presented (net proceeds in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares of common stock issued	—	—	2,740,295	4,225,624
Weighted-average price per share	$—	$—	$80.79	$72.50
Net proceeds	$—	$—	$218,081	$302,506

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

W. P. Carey 9/30/2022 10-Q – 39

Notes to Consolidated Financial Statements (Unaudited)
In addition, we refer to our three forward equity offerings presented below as the June 2020 Equity Forwards, June 2021 Equity Forwards, and August 2021 Equity Forwards (collectively, the “Equity Forwards”), which are discussed in the 2021 Annual Report. Our ATM Forwards are also presented below (gross offering proceeds at closing in thousands):

	Agreement Date (a)	Shares Offered (b)	Average Gross Offering Price	Average Gross Offering Proceeds at Closing	Outstanding Shares as of September 30, 2022
June 2020 Equity Forwards (c)	6/17/2020	5,462,500	$70.00	$382,375	—
June 2021 Equity Forwards (d)	6/7/2021	6,037,500	75.30	454,624	—
August 2021 Equity Forwards	8/9/2021	5,175,000	78.00	403,650	2,587,500
ATM Forwards (e)	5/2/2022	5,538,037	84.81	469,697	5,538,037
					8,125,537
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
(e)We sold shares under our ATM Forwards during the second and third quarters of 2022. We did not settle any of the shares sold and therefore did not receive any proceeds from such sales.

The following table sets forth certain information regarding the settlement of our Equity Forwards during the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares of common stock delivered	1,337,500	2,012,500	1,337,500	6,535,709
Net proceeds	$97,456	$147,363	$97,456	$457,227

W. P. Carey 9/30/2022 10-Q – 40

Notes to Consolidated Financial Statements (Unaudited)
Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30, 2022
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$43,693	$(309,850)	$—	$(266,157)
Other comprehensive loss before reclassifications	28,531	(56,053)	—	(27,522)
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(4,987)	—	—	(4,987)
Interest expense	66	—	—	66
Total	(4,921)	—	—	(4,921)
Net current period other comprehensive loss	23,610	(56,053)	—	(32,443)
Net current period other comprehensive loss attributable to noncontrolling interests	—	543	—	543
Ending balance	$67,303	$(365,360)	$—	$(298,057)

	Three Months Ended September 30, 2021
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$(1,062)	$(228,898)	$—	$(229,960)
Other comprehensive loss before reclassifications	12,932	(20,400)	—	(7,468)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	196	—	—	196
Non-operating income	(14)	—	—	(14)
Total	182	—	—	182
Net current period other comprehensive loss	13,114	(20,400)	—	(7,286)
Ending balance	$12,052	$(249,298)	$—	$(237,246)

	Nine Months Ended September 30, 2022
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$16,347	$(256,705)	$18,688	$(221,670)
Other comprehensive loss before reclassifications	61,054	(109,198)	—	(48,144)
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(10,450)	—	—	(10,450)
Interest expense	352	—	—	352
Other gains and (losses) (Note 9)	—	—	(18,688)	(18,688)
Total	(10,098)	—	(18,688)	(28,786)
Net current period other comprehensive loss	50,956	(109,198)	(18,688)	(76,930)
Net current period other comprehensive loss attributable to noncontrolling interests	—	543	—	543
Ending balance	$67,303	$(365,360)	$—	$(298,057)
W. P. Carey 9/30/2022 10-Q – 41

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2021
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$(18,937)	$(220,969)	$—	$(239,906)
Other comprehensive income before reclassifications	29,737	(28,329)	—	1,408
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	720	—	—	720
Non-operating income	553	—	—	553
Total	1,273	—	—	1,273
Net current period other comprehensive income	31,010	(28,329)	—	2,681
Net current period other comprehensive income attributable to noncontrolling interests	(21)	—	—	(21)
Ending balance	$12,052	$(249,298)	$—	$(237,246)

See Note 10 for additional information on our derivatives activity recognized within Other comprehensive (loss) income for the periods presented.

Dividends Declared

During the third quarter of 2022, our Board declared a quarterly dividend of $1.061 per share, which was paid on October 14, 2022 to stockholders of record as of September 30, 2022.

During the nine months ended September 30, 2022, we declared dividends totaling $3.177 per share.

Note 14. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and nine months ended September 30, 2022 and 2021.

Certain of our subsidiaries have elected TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three and nine months ended September 30, 2022 and 2021.

Current income tax expense was $8.2 million and $9.0 million for the three months ended September 30, 2022 and 2021, respectively, and $23.2 million and $26.5 million for the nine months ended September 30, 2022 and 2021, respectively. Deferred income tax (expense) benefit was less than $(0.1) million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $1.6 million and $3.0 million for the nine months ended September 30, 2022 and 2021, respectively.

W. P. Carey 9/30/2022 10-Q – 42

Notes to Consolidated Financial Statements (Unaudited)
Note 15. Property Dispositions

We have an active capital recycling program, with a goal of extending the average lease term through reinvestment, improving portfolio credit quality through dispositions and acquisitions of assets, increasing the asset criticality factor in our portfolio, and/or executing strategic dispositions of assets. We may decide to dispose of a property when it is vacant as a result of tenants vacating space, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our consolidated balance sheet. All property dispositions are recorded within our Real Estate segment and are also discussed in Note 5.

2022 — During the three and nine months ended September 30, 2022, we sold three and 17 properties, respectively, for total proceeds, net of selling costs, of $55.2 million and $170.3 million, respectively, and recognized a net (loss) gain on these sales totaling $(4.7) million and $37.6 million, respectively (inclusive of income taxes totaling $2.8 million and $2.9 million for the three and nine months ended September 30, 2022, respectively, recognized upon sale). This disposition activity included one property acquired in the CPA:18 Merger classified as assets held for sale (Note 3, Note 5), which was sold in August 2022.

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
W. P. Carey 9/30/2022 10-Q – 43

Notes to Consolidated Financial Statements (Unaudited)
Note 16. Segment Reporting

We evaluate our results from operations through our two major business segments: Real Estate and Investment Management. The following tables present a summary of comparative results and assets for these business segments (in thousands):

Real Estate

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Lease revenues	$331,902	$298,616	$953,981	$872,345
Income from direct financing leases and loans receivable	20,637	16,754	56,794	51,917
Operating property revenues (a)	21,350	4,050	30,279	9,474
Lease termination income and other	8,192	1,421	24,905	8,066
	382,081	320,841	1,065,959	941,802

Operating Expenses
Depreciation and amortization	132,181	115,657	362,654	340,327
General and administrative	22,299	19,750	66,224	62,297
Reimbursable tenant costs	18,874	15,092	52,538	45,942
Merger and other expenses	17,667	(908)	17,326	(3,998)
Property expenses, excluding reimbursable tenant costs	11,244	13,734	36,874	36,432
Operating property expenses	9,357	3,001	15,335	6,961
Stock-based compensation expense	5,511	4,361	23,102	18,790
Impairment charges — real estate	—	16,301	26,385	16,301
	217,133	186,988	600,438	523,052
Other Income and Expenses
Interest expense	(59,022)	(48,731)	(151,492)	(149,623)
Other gains and (losses)	(13,960)	48,172	303	13,455
Gain on change in control of interests	11,405	—	11,405	—
Non-operating income	9,264	1,283	23,781	10,620
Earnings (losses) from equity method investments in real estate	6,447	2,445	10,189	(10,528)
(Loss) gain on sale of real estate, net	(4,736)	1,702	37,631	30,914
	(50,602)	4,871	(68,183)	(105,162)
Income before income taxes	114,346	138,724	397,338	313,588
Provision for income taxes	(3,631)	(7,827)	(16,499)	(23,372)
Net Income from Real Estate	110,715	130,897	380,839	290,216
Net loss (income) attributable to noncontrolling interests	660	(39)	622	(84)
Net Income from Real Estate Attributable to W. P. Carey	$111,375	$130,858	$381,461	$290,132

W. P. Carey 9/30/2022 10-Q – 44

Notes to Consolidated Financial Statements (Unaudited)
Investment Management

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Asset management and other revenue	$1,197	$3,872	$8,084	$11,792
Reimbursable costs from affiliates	344	1,041	2,414	3,050
	1,541	4,913	10,498	14,842
Operating Expenses
Impairment charges — Investment Management goodwill	29,334	—	29,334	—
Reimbursable costs from affiliates	344	1,041	2,414	3,050
Merger and other expenses	—	—	3	15
	29,678	1,041	31,751	3,065
Other Income and Expenses
Gain on change in control of interests	22,526	—	22,526	—
Earnings from equity method investments in the Managed Programs	4,857	3,290	13,288	6,374
Other gains and (losses)	(1,060)	1,047	(1,324)	2,121
Non-operating (loss) income	(1)	—	2	84
	26,322	4,337	34,492	8,579
(Loss) income before income taxes	(1,815)	8,209	13,239	20,356
Provision for income taxes	(4,632)	(520)	(5,099)	(62)
Net (Loss) Income from Investment Management Attributable to W. P. Carey	$(6,447)	$7,689	$8,140	$20,294

Total Company

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$383,622	$325,754	$1,076,457	$956,644
Operating expenses	246,811	188,029	632,189	526,117
Other income and (expenses)	(24,280)	9,208	(33,691)	(96,583)
Provision for income taxes	(8,263)	(8,347)	(21,598)	(23,434)
Net loss (income) attributable to noncontrolling interests	660	(39)	622	(84)
Net income attributable to W. P. Carey	$104,928	$138,547	$389,601	$310,426

	Total Assets at
	September 30, 2022	December 31, 2021
Real Estate	$17,747,813	$15,344,799
Investment Management (b)	27,029	135,831
Total Company	$17,774,842	$15,480,630
__________
(a)Operating property revenues from our hotels include $3.7 million and $2.4 million for the three months ended September 30, 2022 and 2021, respectively, and $9.1 million and $4.9 million for the nine months ended September 30, 2022 and 2021, respectively, generated from a hotel in Bloomington, Minnesota (revenues reflect higher occupancy as the hotel’s business recovered from the COVID-19 pandemic).
(b)Following the CPA:18 Merger on August 1, 2022, we no longer own an equity investment in CPA:18 – Global, which was previously included within our Investment Management segment (Note 3, Note 8). In addition, during the nine months ended September 30, 2022, we recorded an impairment charge of $29.3 million on goodwill within our Investment Management segment (Note 7, Note 9).

W. P. Carey 9/30/2022 10-Q – 45

Notes to Consolidated Financial Statements (Unaudited)
Note 17. Subsequent Events

Cash Received for Shares of WLT

In October 2022, we received $82.6 million in cash proceeds as a result of certain private real estate funds’ acquisition of all outstanding shares of WLT common stock. As of the date of acquisition, we owned 12,208,243 shares of WLT common stock (Note 9). Upon completion of this transaction, we have no remaining interest in WLT.

W. P. Carey 9/30/2022 10-Q – 46

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

Significant Developments

CPA:18 Merger

On February 27, 2022, we, CPA:18 – Global, CPA:18 Limited Partnership (a subsidiary of CPA:18 – Global), and certain of our subsidiaries entered into a merger agreement, pursuant to which CPA:18 – Global would merge with and into one of our indirect subsidiaries in exchange for shares of our common stock and cash (Note 3). The CPA:18 Merger and related transactions were approved by the stockholders of CPA:18 – Global on July 26, 2022 and completed on August 1, 2022.

Financial Highlights

During the nine months ended September 30, 2022, we completed the following (as further described in the consolidated financial statements):

Real Estate

CPA:18 Merger

On August 1, 2022, we completed the CPA:18 Merger (Note 3).

•We acquired full or partial ownership interests in 42 properties in the CPA:18 Merger (including seven properties in which we already owned a partial ownership interest), substantially all of which were triple-net leased with a weighted-average lease term of 7.0 years, an occupancy rate of 99.3%, and an estimated ABR totaling $81.0 million. We also acquired 65 self-storage operating properties and two student housing operating properties totaling 5.1 million square feet. The related property-level debt was comprised of non-recourse mortgage loans with an aggregate consolidated fair value of approximately $900.2 million with a weighted-average annual interest rate of 5.1% as of August 1, 2022.
•We issued the following to CPA:18 – Global stockholders as part of the merger consideration: (i) 13,786,302 shares of our common stock of approximately $1.2 billion, (ii) $3.00 per share of cash consideration totaling approximately $423.3 million, and (iii) cash of $0.1 million paid in lieu of issuing any fractional shares of our common stock.
•Lease revenues and operating property revenues from properties acquired in the CPA:18 Merger were $16.5 million and $15.4 million, respectively, for both the three and nine months ended September 30, 2022.
•We recognized a Gain on change in control of interests of $33.9 million in connection with the CPA:18 Merger during the three and nine months ended September 30, 2022, of which $11.4 million was attributable to our Real Estate segment and $22.5 million was attributable to our Investment Management segment.

Investments

•We acquired 18 investments totaling $1.0 billion (Note 5, Note 6).
•We completed five construction projects at a cost totaling $147.3 million (Note 5).
•We funded approximately $65.2 million for a construction loan to build a retail complex in Las Vegas, Nevada, during the nine months ended September 30, 2022. Through September 30, 2022, we have funded $168.9 million (Note 8).
•We committed to fund three build-to-suit or expansion projects totaling $25.5 million. We currently expect to complete the projects in 2023 (Note 5).

W. P. Carey 9/30/2022 10-Q – 47

Dispositions

•As part of our active capital recycling program, we disposed of 17 properties for total proceeds, net of selling costs, of $170.3 million (Note 15).
•In January 2022, WLT redeemed in full our 1,300,000 shares of its preferred stock for gross proceeds of $65.0 million (Note 9).
•In October 2022, we received $82.6 million in cash proceeds as a result of certain private real estate funds’ acquisition of all outstanding shares of WLT common stock. As of the date of acquisition, we owned 12,208,243 shares of WLT common stock (Note 9). Upon completion of this transaction, we have no remaining interest in WLT (Note 17).

Financing and Capital Markets Transactions

•In April 2022, we increased the Term Loan to £270.0 million and the Delayed Draw Term Loan to €215.0 million, thereby increasing the total capacity of our Senior Unsecured Credit Facility to approximately $2.4 billion. We used the approximately $300 million of proceeds from this increase in the capacity of our Unsecured Term Loans to partially repay amounts outstanding under our Unsecured Revolving Credit Facility (Note 11).
•On May 2, 2022, we established a $1.0 billion ATM Program, under which we may issue shares directly or defer delivery to a later date through our ATM Forwards. As of September 30, 2022, we had approximately $455.7 million of available proceeds under our ATM Forwards (Note 13).
•We issued 2,740,295 shares of our common stock under our prior ATM Program at a weighted-average price of $80.79 per share, for net proceeds of $218.1 million (Note 13).
•We settled portions of our Equity Forwards by delivering 1,337,500 shares of common stock for net proceeds of $97.5 million. As of September 30, 2022, 2,587,500 shares remained outstanding under our Equity Forwards for available proceeds of approximately $185.8 million (Note 13).
•On September 28, 2022, we completed a private placement of (i) €150 million of 3.41% Senior Notes due 2029, which have a seven-year term and are scheduled to mature on September 28, 2029, and (ii) €200 million of 3.70% Senior Notes due 2032, which have a ten-year term and are scheduled to mature on September 28, 2032 (Note 11).

Investment Management

Assets Under Management

•As of September 30, 2022, we managed total assets of approximately $161.5 million on behalf of CESH. The vast majority of our Investment Management earnings are generated from asset management fees. Upon completion of the CPA:18 Merger (Note 3), we ceased earning advisory fees and other income previously earned when we served as advisor to CPA:18 – Global. During the nine months ended September 30, 2022, through the date of the CPA:18 Merger, such fees and other income from CPA:18 – Global totaled $17.9 million.

Dividends to Stockholders

We declared cash dividends totaling $3.177 per share during the nine months ended September 30, 2022, comprised of three quarterly dividends per share of $1.057, $1.059, and $1.061 (Note 13).

W. P. Carey 9/30/2022 10-Q – 48

Consolidated Results

(in thousands, except shares)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues from Real Estate	$382,081	$320,841	$1,065,959	$941,802
Revenues from Investment Management	1,541	4,913	10,498	14,842
Total revenues	383,622	325,754	1,076,457	956,644

Net income from Real Estate attributable to W. P. Carey	111,375	130,858	381,461	290,132
Net (loss) income from Investment Management attributable to W. P. Carey	(6,447)	7,689	8,140	20,294
Net income attributable to W. P. Carey	104,928	138,547	389,601	310,426

Dividends declared	222,350	197,374	633,745	579,769

Net cash provided by operating activities			702,528	625,396
Net cash used in investing activities			(1,019,425)	(1,053,266)
Net cash provided by financing activities			364,057	305,865

Supplemental financial measures (a):
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Real Estate	273,567	224,445	772,827	657,150
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management	4,155	6,279	18,095	18,736
Adjusted funds from operations attributable to W. P. Carey (AFFO)	277,722	230,724	790,922	675,886

Diluted weighted-average shares outstanding	204,098,116	186,012,478	197,264,509	181,323,128
__________
(a)We consider Adjusted funds from operations (“AFFO”), a supplemental measure that is not defined by GAAP (a “non-GAAP measure”), to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Revenues

Total revenues increased for the three and nine months ended September 30, 2022 as compared to the same periods in 2021. Real Estate revenue increased primarily due to higher lease revenues (substantially as a result of property acquisition activity and rent escalations, as well as the net-leased properties we acquired in the CPA:18 Merger on August 1, 2022 (Note 3), partially offset by the impact of the weakening euro and British pound sterling), higher operating property revenues (primarily from the operating properties we acquired in the CPA:18 Merger on August 1, 2022 (Note 3)), and higher lease termination and other income (Note 5).

Net Income Attributable to W. P. Carey

Net income attributable to W. P. Carey decreased for the three months ended September 30, 2022 as compared to the same period in 2021. Net income from Real Estate attributable to W. P. Carey decreased primarily due to a non-cash unrealized gain recognized on our investment in shares of Lineage Logistics during the prior year period (Note 9) and the weakening euro and British pound sterling, partially offset by the impact of real estate acquisitions. Net income from Investment Management attributable to W. P. Carey was in a loss position during the current year period, primarily due to an impairment charge recognized on goodwill within our Investment Management segment (Note 9). In addition, we recognized a gain on change in control of interests during the current year period in connection with the CPA:18 Merger (Note 3).

W. P. Carey 9/30/2022 10-Q – 49

Net income attributable to W. P. Carey increased for the nine months ended September 30, 2022 as compared to the same period in 2021. Net income from Real Estate attributable to W. P. Carey increased primarily due to a lower loss on extinguishment of debt (Note 11), non-cash unrealized gains recognized on our investment in common shares of WLT (Note 9), and the impact of real estate acquisitions, partially offset by non-cash unrealized gains recognized on our investment in shares of Lineage Logistics during the prior year period (Note 9) and the impact of the weakening euro and British pound sterling. Net income from Investment Management attributable to W. P. Carey decreased primarily due to an impairment charge recognized on goodwill within our Investment Management segment (Note 9). In addition, we recognized a gain on change in control of interests during the current year period in connection with the CPA:18 Merger (Note 3).

AFFO

AFFO increased for the three and nine months ended September 30, 2022 as compared to the same periods in 2021, primarily due to higher lease revenues and operating property revenues from net investment activity (including properties acquired in the CPA:18 Merger (Note 3)) and rent escalations, as well as higher lease termination income and other, partially offset by the impact of the weakening euro and British pound sterling and higher interest expense.

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

Portfolio Summary

	September 30, 2022	December 31, 2021
ABR (in thousands)	$1,333,741	$1,247,764
Number of net-leased properties (a)	1,428	1,304
Number of operating properties (b)	87	20
Number of tenants (net-leased properties)	391	352
Total square footage (net-leased properties, in thousands)	174,950	155,674
Occupancy (net-leased properties)	98.9%	98.5%
Weighted-average lease term (net-leased properties, in years)	10.9	10.8
Number of countries (c)	26	24
Total assets (in thousands)	$17,774,842	$15,480,630
Net investments in real estate (in thousands)	15,120,888	13,037,369

	Nine Months Ended September 30,
	2022	2021
Acquisition volume (in millions) (d)	$1,107.8	$1,096.2
Construction projects completed (in millions)	147.3	88.2
Average U.S. dollar/euro exchange rate	1.0652	1.1961
Average U.S. dollar/British pound sterling exchange rate	1.2589	1.3845

__________
(a)We acquired 35 net-leased properties (in which we did not already have an ownership interest) in the CPA:18 Merger in August 2022 (Note 3).
(b)At September 30, 2022, operating properties consisted of 84 self-storage properties (of which we consolidated 75) with an average occupancy of 91.9% as of September 30, 2022, two student housing properties, and one hotel property with an average occupancy of 65.3% for the nine months ended September 30, 2022. We acquired 65 self-storage properties, one student housing property, and one student housing development project in the CPA:18 Merger in August 2022 (Note 3, Note 5). At December 31, 2021, operating properties consisted of 19 self-storage properties (of which we consolidated ten) and one hotel property.
W. P. Carey 9/30/2022 10-Q – 50

(c)We acquired investments in Belgium during the nine months ended September 30, 2022. We acquired an investment in Mauritius in connection with the CPA:18 Merger in August 2022 (Note 3).
(d)Amount for the nine months ended September 30, 2022 excludes properties acquired in the CPA:18 Merger (Note 3). Amounts for the nine months ended September 30, 2022 and 2021 include $65.2 million and $93.5 million, respectively, of funding for a construction loan (Note 8).

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at September 30, 2022 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
U-Haul Moving Partners Inc. and Mercury Partners, LP	Net lease self-storage properties in the U.S.	78	$38,751	2.9%	1.6
State of Andalucía (a)	Government office properties in Spain	70	26,752	2.0%	12.2
Metro Cash & Carry Italia S.p.A. (a)	Business-to-business wholesale stores in Italy and Germany	20	25,047	1.9%	6.1
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	Do-it-yourself retail properties in Germany	35	24,904	1.9%	14.4
Extra Space Storage, Inc.	Net lease self-storage properties in the U.S.	27	22,957	1.7%	21.6
Marriott Corporation	Net lease hotel properties in the U.S.	18	21,350	1.6%	1.3
Nord Anglia Education, Inc.	K-12 private schools in the U.S.	3	20,981	1.6%	21.0
OBI Group (a)	Do-it-yourself retail properties in Poland	26	20,192	1.5%	7.9
Advance Auto Parts, Inc.	Distribution facilities in the U.S.	29	19,851	1.5%	10.3
Forterra, Inc. (a) (b)	Industrial properties in the U.S. and Canada	27	19,465	1.4%	20.7
Total		333	$240,250	18.0%	10.9
__________
(a)ABR amounts are subject to fluctuations in foreign currency exchange rates.
(b)Of the 27 properties leased to Forterra, Inc., 25 are located in the United States and two are located in Canada.

W. P. Carey 9/30/2022 10-Q – 51

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
South
Texas	$114,960	8.6%	12,656	7.2%
Florida	54,001	4.0%	4,544	2.6%
Georgia	28,342	2.1%	4,721	2.7%
Tennessee	25,243	1.9%	4,136	2.4%
Alabama	19,882	1.5%	3,334	1.9%
Other (b)	14,377	1.1%	2,237	1.3%
Total South	256,805	19.2%	31,628	18.1%
Midwest
Illinois	73,872	5.5%	10,738	6.1%
Minnesota	34,766	2.6%	3,686	2.1%
Indiana	29,197	2.2%	5,222	3.0%
Ohio	28,596	2.1%	6,181	3.5%
Michigan	22,287	1.7%	3,652	2.1%
Wisconsin	18,056	1.4%	3,276	1.9%
Iowa	13,450	1.0%	1,817	1.0%
Other (b)	29,446	2.2%	4,543	2.6%
Total Midwest	249,670	18.7%	39,115	22.3%
East
North Carolina	36,634	2.7%	8,098	4.6%
Pennsylvania	31,978	2.4%	3,527	2.0%
New York	19,306	1.4%	2,257	1.3%
Kentucky	18,578	1.4%	3,063	1.8%
South Carolina	18,462	1.4%	4,949	2.8%
Massachusetts	18,129	1.4%	1,387	0.8%
New Jersey	15,735	1.2%	943	0.5%
Virginia	14,580	1.1%	1,854	1.1%
Other (b)	24,841	1.9%	3,884	2.2%
Total East	198,243	14.9%	29,962	17.1%
West
California	67,528	5.1%	6,417	3.7%
Arizona	30,471	2.3%	3,437	2.0%
Other (b)	64,759	4.9%	6,994	4.0%
Total West	162,758	12.3%	16,848	9.7%
United States Total	867,476	65.1%	117,553	67.2%
International
Germany	64,247	4.8%	7,020	4.0%
Spain	58,290	4.4%	5,187	3.0%
Poland	57,874	4.3%	8,631	4.9%
The Netherlands	51,318	3.8%	7,054	4.0%
United Kingdom	46,967	3.5%	4,804	2.8%
Italy	24,570	1.8%	2,541	1.5%
Denmark	20,748	1.6%	2,994	1.7%
France	18,205	1.4%	1,685	1.0%
Norway	18,033	1.4%	953	0.5%
Croatia	17,787	1.3%	2,063	1.2%
Canada	15,950	1.2%	2,492	1.4%
Other (c)	72,276	5.4%	11,973	6.8%
International Total	466,265	34.9%	57,397	32.8%
Total	$1,333,741	100.0%	174,950	100.0%

W. P. Carey 9/30/2022 10-Q – 52

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$353,348	26.5%	61,514	35.2%
Warehouse	320,697	24.1%	62,692	35.8%
Office	240,110	18.0%	17,150	9.8%
Retail (d)	213,357	16.0%	20,284	11.6%
Self Storage (net lease)	61,708	4.6%	5,810	3.3%
Other (e)	144,521	10.8%	7,500	4.3%
Total	$1,333,741	100.0%	174,950	100.0%
__________
(a)Includes square footage for any vacant properties.
(b)Other properties within South include assets in Louisiana, Arkansas, Oklahoma, and Mississippi. Other properties within Midwest include assets in Missouri, Kansas, Nebraska, South Dakota, and North Dakota. Other properties within East include assets in Maryland, Connecticut, West Virginia, New Hampshire, and Maine. Other properties within West include assets in Utah, Oregon, Colorado, Washington, Nevada, Hawaii, Idaho, New Mexico, Wyoming, and Montana.
(c)Includes assets in Mexico, Lithuania, Finland, Belgium, Hungary, Mauritius, Slovakia, Portugal, the Czech Republic, Austria, Sweden, Japan, Latvia, and Estonia.
(d)Includes automotive dealerships.
(e)Includes ABR from tenants within the following property types: education facility, hotel (net lease), laboratory, specialty, fitness facility, research and development, student housing (net lease), theater, funeral home, restaurant, land, and parking.

W. P. Carey 9/30/2022 10-Q – 53

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$262,384	19.7%	35,734	20.4%
Consumer Services	109,943	8.3%	8,067	4.6%
Beverage and Food	104,493	7.8%	15,759	9.0%
Automotive	79,628	6.0%	13,038	7.4%
Grocery	72,984	5.5%	8,363	4.8%
Cargo Transportation	60,119	4.5%	9,550	5.5%
Hotel and Leisure	55,498	4.2%	3,060	1.7%
Healthcare and Pharmaceuticals	55,036	4.1%	5,557	3.2%
Capital Equipment	52,520	3.9%	8,255	4.7%
Business Services	48,089	3.6%	4,113	2.3%
Containers, Packaging, and Glass	46,286	3.5%	8,266	4.7%
Construction and Building	46,021	3.5%	9,235	5.3%
Durable Consumer Goods	45,725	3.4%	10,299	5.9%
Sovereign and Public Finance	39,257	2.9%	3,560	2.0%
High Tech Industries	35,043	2.6%	3,574	2.0%
Insurance	30,726	2.3%	2,024	1.2%
Chemicals, Plastics, and Rubber	29,898	2.2%	5,254	3.0%
Non-Durable Consumer Goods	26,085	2.0%	6,244	3.6%
Banking	22,821	1.7%	1,426	0.8%
Metals	18,281	1.4%	3,259	1.9%
Aerospace and Defense	16,304	1.2%	1,358	0.8%
Telecommunications	16,214	1.2%	1,686	1.0%
Other (b)	60,386	4.5%	7,269	4.2%
Total	$1,333,741	100.0%	174,950	100.0%
__________
(a)Includes automotive dealerships.
(b)Includes ABR from tenants in the following industries: media: broadcasting and subscription, media: advertising, printing, and publishing, wholesale, oil and gas, utilities: electric, environmental industries, consumer transportation, forest products and paper, electricity, and real estate. Also includes square footage for vacant properties.

W. P. Carey 9/30/2022 10-Q – 54

Lease Expirations
(in thousands, except percentages, number of leases, and number of tenants)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
Remaining 2022	13	12	$7,642	0.6%	717	0.4%
2023 (b)	33	28	57,787	4.3%	6,939	4.0%
2024 (c)	42	36	91,852	6.9%	12,413	7.1%
2025	56	34	61,672	4.6%	7,325	4.2%
2026	44	34	57,810	4.3%	8,185	4.7%
2027	58	34	82,040	6.2%	8,986	5.1%
2028	44	26	65,870	4.9%	5,423	3.1%
2029	57	29	65,545	4.9%	8,341	4.8%
2030	31	27	69,011	5.2%	5,844	3.3%
2031	37	21	68,117	5.1%	8,749	5.0%
2032	40	21	41,216	3.1%	5,715	3.3%
2033	30	24	76,780	5.8%	10,907	6.2%
2034	49	18	77,608	5.8%	8,639	4.9%
2035	14	14	28,332	2.1%	4,957	2.8%
Thereafter (>2035)	303	122	482,459	36.2%	69,930	40.0%
Vacant	—	—	—	—%	1,880	1.1%
Total	851		$1,333,741	100.0%	174,950	100.0%
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

Rent Collections

Through the date of this Report, we received from tenants over 99.3% of contractual base rent that was due during the third quarter of 2022 (based on contractual minimum ABR as of June 30, 2022).

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of September 30, 2022. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

W. P. Carey 9/30/2022 10-Q – 55

Results of Operations

We operate in two reportable segments: Real Estate and Investment Management. We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality, and number of properties in our Real Estate segment. We focus our efforts on accretive investing and improving portfolio quality through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio. Through our Investment Management segment, we expect to continue to earn fees and other income from the management of the portfolio of CESH until it reaches the end of its life cycle. Refer to Note 16 for tables presenting the comparative results of our Real Estate and Investment Management segments.

Real Estate

Revenues

The following table presents revenues within our Real Estate segment (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Real Estate Revenues
Lease revenues from:
Existing net-leased properties	$274,434	$276,236	$(1,802)	$834,410	$825,285	$9,125
Recently acquired net-leased properties	39,780	18,273	21,507	97,338	33,068	64,270
Net-leased properties acquired in the CPA:18 Merger	14,068	—	14,068	14,068	—	14,068
Net-leased properties sold or held for sale	3,620	4,107	(487)	8,165	13,992	(5,827)
Total lease revenues (includes reimbursable tenant costs)	331,902	298,616	33,286	953,981	872,345	81,636
Income from direct financing leases and loans receivable	20,637	16,754	3,883	56,794	51,917	4,877
Operating property revenues from:
Operating properties acquired in the CPA:18 Merger	15,415	—	15,415	15,415	—	15,415
Existing operating properties	5,935	4,050	1,885	14,864	9,474	5,390
Total operating property revenues	21,350	4,050	17,300	30,279	9,474	20,805
Lease termination income and other	8,192	1,421	6,771	24,905	8,066	16,839
	$382,081	$320,841	$61,240	$1,065,959	$941,802	$124,157

W. P. Carey 9/30/2022 10-Q – 56

Lease Revenues

“Existing net-leased properties” are those that we acquired or placed into service prior to January 1, 2021 and that were not sold or held for sale during the periods presented. For the periods presented, there were 1,108 existing net-leased properties.

For the three and nine months ended September 30, 2022 as compared to the same periods in 2021, lease revenues from existing net-leased properties increased due to the following items (in millions):
__________
(a)Excludes fixed minimum rent increases, which are reflected as straight-line rent adjustments within lease revenues.
(b)Primarily related to (i) straight-line rent adjustments as a result of contractual rental revenue from certain leases being deemed probable of collection and (ii) write-offs of above/below-market rent intangibles.

“Recently acquired net-leased properties” are those that we acquired or placed into service subsequent to December 31, 2020 and that were not sold or held for sale during the periods presented. Since January 1, 2021, we acquired 43 investments (comprised of 168 properties and six land parcels under buildings that we already own) and placed two properties into service.

W. P. Carey 9/30/2022 10-Q – 57

“Net-leased properties acquired in the CPA:18 Merger” on August 1, 2022 (Note 3) consisted of 40 net-leased properties, which contributed two months of lease revenue, depreciation and amortization, and property expenses during the three and nine months ended September 30, 2022.

“Net-leased properties sold or held for sale” include (i) 17 net-leased properties disposed of during the nine months ended September 30, 2022, (ii) one net-leased property classified as held for sale at September 30, 2022, and (iii) 24 net-leased properties disposed of during the year ended December 31, 2021. Our dispositions are more fully described in Note 15.

W. P. Carey 9/30/2022 10-Q – 58

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

For the three and nine months ended September 30, 2022 as compared to the same periods in 2021, income from direct financing leases and loans receivable increased due to the following items (in millions):

W. P. Carey 9/30/2022 10-Q – 59

Operating Property Revenues and Expenses

“Operating properties acquired in the CPA:18 Merger” on August 1, 2022 (Note 3) consisted of 65 self-storage properties and two student housing properties, which contributed two months of lease revenue, depreciation and amortization, and property expenses during the three and nine months ended September 30, 2022.

“Existing operating properties” are those that we acquired or placed into service prior to January 1, 2021 and that were not sold or held for sale during the periods presented. For the periods presented, we recorded operating property revenues from 11 existing operating properties, comprised of ten self-storage operating properties (which excludes nine self-storage properties accounted for under the equity method) and one hotel operating property. For our hotel operating property, revenues and expenses increased by (i) $1.3 million and $0.5 million, respectively, for the three months ended September 30, 2022 as compared to the same period in 2021, and (ii) $4.2 million and $2.5 million, respectively, for the nine months ended September 30, 2022 as compared to the same period in 2021, reflecting higher occupancy as the hotel’s business recovers from the ongoing COVID-19 pandemic.

Lease Termination Income and Other

Lease termination income and other is described in Note 5.

Operating Expenses

Depreciation and Amortization

For the three and nine months ended September 30, 2022 as compared to the same periods in 2021, depreciation and amortization expense for net-leased properties increased primarily due to the impact of net acquisition activity (including properties acquired in the CPA:18 Merger (Note 3)), partially offset by the weakening of foreign currencies (primarily the euro and British pound sterling) in relation to the U.S. dollar between the periods.

General and Administrative

All general and administrative expenses are attributed to our Real Estate segment.

For the three and nine months ended September 30, 2022 as compared to the same periods in 2021, general and administrative expenses increased by $2.5 million and $3.9 million, respectively, primarily due to higher compensation expense.

Merger and Other Expenses

For the three and nine months ended September 30, 2022 and 2021, merger and other expenses are primarily comprised of costs incurred in connection with the CPA:18 Merger (Note 3) and/or reversals of estimated liabilities for German real estate transfer taxes that were previously recorded in connection with mergers in prior years.

Property Expenses, Excluding Reimbursable Tenant Costs

For the three months ended September 30, 2022 as compared to the same period in 2021, property expenses, excluding reimbursable tenant costs, decreased by $2.5 million, primarily due to higher property tax assessments at certain properties during the prior year period.

Stock-based Compensation Expense

Stock-based compensation expense is fully recognized within our Real Estate segment.

For the three and nine months ended September 30, 2022 as compared to the same periods in 2021, stock-based compensation expense increased by $1.2 million and $4.3 million, respectively, primarily due to changes in the projected payout for PSUs.

Impairment Charges — Real Estate

Our impairment charges on real estate are more fully described in Note 9.
W. P. Carey 9/30/2022 10-Q – 60

Other Income and (Expenses), and Provision for Income Taxes

Interest Expense

For the three and nine months ended September 30, 2022 as compared to the same periods in 2021, interest expense increased by $10.3 million and $1.9 million, respectively, primarily due to (i) $8.0 million of interest expense incurred during August and September 2022 related to non-recourse mortgage loans assumed in the CPA:18 Merger (Note 3) and (ii) higher outstanding balances and interest rates on our Senior Unsecured Credit Facility, partially offset by (i) the weakening of foreign currencies (primarily the euro and British pound sterling) in relation to the U.S. dollar between the periods and (ii) the reduction of our mortgage debt outstanding by prepaying or repaying at or close to maturity a total of $823.8 million of non-recourse mortgage loans with a weighted-average interest rate of 4.8% since January 1, 2021 (Note 11).

The following table presents certain information about our outstanding debt (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Average outstanding debt balance	$7,827,346	$6,936,086	$7,193,779	$6,917,578
Weighted-average interest rate	2.6%	2.5%	2.5%	2.6%

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on (i) the mark-to-market fair value of equity securities, (ii) extinguishment of debt, and (iii) foreign currency exchange rate movements. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation. All of our foreign currency-denominated unsecured debt instruments were designated as net investment hedges during the three and nine months ended September 30, 2022 and 2021. Therefore, no gains and losses on foreign currency exchange rate movements were recognized on the remeasurement of such instruments during those periods (Note 10).

The following table presents other gains and (losses) within our Real Estate segment (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Other Gains and (Losses)
Net realized and unrealized losses on foreign currency exchange rate movements (a)	$(36,288)	$(7,005)	$(29,283)	$(84,392)	$(11,186)	$(73,206)
Net release of allowance for credit losses on finance receivables (Note 6)	16,184	488	15,696	17,164	6,737	10,427
Gain on repayment of secured loan receivable (b)	10,613	—	10,613	10,613	—	10,613
Write-off of an insurance receivable acquired as part of a prior merger (c)	(9,358)	—	(9,358)	(9,358)	—	(9,358)
Gain (loss) on extinguishment of debt (d)	2,342	(99)	2,441	1,301	(60,167)	61,468
Non-cash unrealized gains related to an increase in the fair value of our investment in shares of Lineage Logistics (Note 9)	—	52,931	(52,931)	—	76,312	(76,312)
Non-cash unrealized gains related to an increase in the fair value of our investment in common shares of WLT (Note 9)	—	—	—	43,397	—	43,397
Realized gains in connection with the redemption of our investment in preferred shares of WLT (Note 9)	—	—	—	18,688	—	18,688
Other	2,547	1,857	690	2,890	1,759	1,131
	$(13,960)	$48,172	$(62,132)	$303	$13,455	$(13,152)
__________
W. P. Carey 9/30/2022 10-Q – 61

(a)We make certain foreign currency-denominated intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and amortizing loans, are included in other gains and (losses).
(b)We acquired a secured loan receivable with a fair value of $23.4 million in our merger with a former affiliate, Corporate Property Associates 17 – Global Incorporated, in October 2018 (“CPA:17 Merger”), for which the outstanding principal of $34.0 million was fully repaid to us in September 2022 (Note 6). Therefore, we recorded a $10.6 million gain on repayment of this secured loan receivable.
(c)This insurance receivable was acquired in the CPA:17 Merger.
(d)Amount for the nine months ended September 30, 2021 is related to the prepayment of mortgage loans (primarily comprised of prepayment penalties totaling $32.1 million) and redemption of the €500.0 million of 2.0% Senior Notes due 2023 in March 2021 (primarily comprised of a “make-whole” amount of $26.2 million related to the redemption) (Note 11).

Gain on Change in Control of Interests

In connection with the CPA:18 Merger, during the three and nine months ended September 30, 2022, we acquired the remaining interests in four investments in which we already had a joint interest and accounted for under the equity method. Due to the change in control of these four jointly owned investments, we recorded a gain on change in control of interests of $11.4 million reflecting the difference between our carrying values and the preliminary estimated fair values of our previously held equity interests on August 1, 2022. Subsequent to the CPA:18 Merger, we consolidated these wholly owned investments (Note 3).

Non-Operating Income

Non-operating income primarily consists of realized gains and losses on derivative instruments, dividends from securities, and interest income on our loans to affiliates and cash deposits.

The following table presents non-operating income within our Real Estate segment (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Non-Operating Income
Realized gains (losses) on foreign currency collars (Note 10)	$8,724	$370	$8,354	$17,970	$(38)	$18,008
Interest income related to our loans to affiliates and cash deposits	540	100	440	591	139	452
Cash dividends from our investment in preferred shares of WLT (Note 9)	—	813	(813)	912	4,081	(3,169)
Cash dividends from our investment in Lineage Logistics (Note 9)	—	—	—	4,308	6,438	(2,130)
	$9,264	$1,283	$7,981	$23,781	$10,620	$13,161

W. P. Carey 9/30/2022 10-Q – 62

Earnings (Losses) from Equity Method Investments in Real Estate

Our equity method investments in real estate are more fully described in Note 8. The following table presents earnings (losses) from equity method investments in real estate (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Earnings (Losses) from Equity Method Investments in Real Estate
Existing Equity Method Investments:
Earnings from Las Vegas Retail Complex	$2,860	$1,352	$1,508	$6,228	$1,645	$4,583
Earnings from Kesko Senukai (a)	1,902	944	958	3,132	434	2,698
Earnings from Johnson Self Storage (b)	1,163	663	500	3,190	1,556	1,634
Earnings from Harmon Retail Center	258	276	(18)	789	828	(39)
Losses from WLT (c)	—	(1,376)	1,376	—	(9,864)	9,864
	6,183	1,859	4,324	13,339	(5,401)	18,740
Equity Method Investments Consolidated after the CPA:18 Merger (Note 3):
Proportionate share of impairment charge recognized on Bank Pekao (Note 8)	—	—	—	(4,610)	—	(4,610)
Other-than-temporary impairment charge on State Farm Mutual Automobile Insurance Co. (Note 9)	—	—	—	—	(6,830)	6,830
Other	264	586	(322)	1,460	1,703	(243)
	264	586	(322)	(3,150)	(5,127)	1,977
	$6,447	$2,445	$4,002	$10,189	$(10,528)	$20,717
__________
(a)Increases for the three and nine months ended September 30, 2022 as compared to the same periods in 2021 are primarily due to higher rent collections at these retail properties, where certain rents were previously disputed and subsequently collected.
(b)Increases for the three and nine months ended September 30, 2022 as compared to the same periods in 2021 are primarily due to higher occupancy and unit rates at these self-storage facilities.
(c)Losses for the prior year periods were primarily due to the adverse impact of the COVID-19 pandemic on WLT’s operations. We recorded losses from this investment on a one quarter lag. This investment was reclassified to equity securities at fair value within Other assets, net on our consolidated balance sheets in January 2022 (Note 9).

(Loss) Gain on Sale of Real Estate, Net

(Loss) gain on sale of real estate, net, consists of losses and gains on the sale of properties that were disposed of during the reporting period. Our dispositions are more fully described in Note 15.

Provision for Income Taxes

For the three and nine months ended September 30, 2022 as compared to the same periods in 2021, provision for income taxes within our Real Estate segment decreased by $4.2 million and $6.9 million, respectively, primarily due to (i) deferred tax benefits totaling $2.4 million recognized during the current year periods related to the release of valuation allowances on certain foreign properties and (ii) trade taxes of $1.8 million recognized during the prior year periods as a result of the completion of a tax review on a portfolio of properties in Germany. In addition, we recognized tax benefits of $0.7 million on certain foreign properties during the nine months ended September 30, 2022 as a result of a tax court ruling.

W. P. Carey 9/30/2022 10-Q – 63

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented, we acted as advisor to the following Managed Programs: CPA:18 – Global (through August 1, 2022) and CESH. Upon completion of the CPA:18 Merger on August 1, 2022 (Note 3), the advisory agreement with CPA:18 – Global was terminated, and we ceased earning revenue from CPA:18 – Global. The CWI 1 and CWI 2 Merger closed on April 13, 2020, and as a result, CWI 2 was renamed Watermark Lodging Trust, Inc., for which we provided certain services pursuant to a transition services agreement, which was terminated on October 13, 2021 (Note 4).

We no longer raise capital for new or existing funds, but we currently expect to continue managing CESH and earn the various fees described below through the end of its life cycle. As of September 30, 2022, we managed total assets of approximately $161.5 million on behalf of CESH.

Revenues

The following table presents revenues within our Investment Management segment (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Investment Management Revenues
Asset management and other revenue
CPA:18 – Global	$851	$3,160	$(2,309)	$6,956	$9,452	$(2,496)
CESH	346	712	(366)	1,128	2,340	(1,212)
	1,197	3,872	(2,675)	8,084	11,792	(3,708)
Reimbursable costs from affiliates
CPA:18 – Global	266	769	(503)	2,040	2,058	(18)
CESH	78	197	(119)	374	713	(339)
WLT	—	75	(75)	—	279	(279)
	344	1,041	(697)	2,414	3,050	(636)
	$1,541	$4,913	$(3,372)	$10,498	$14,842	$(4,344)

Asset Management and Other Revenue

Asset management and other revenue includes asset management revenue, structuring revenue, and other advisory revenue. During the periods presented, we earned asset management revenue from (i) CPA:18 – Global (prior to the CPA:18 Merger) based on the value of its real estate-related assets under management and (ii) CESH based on its gross assets under management at fair value. Asset management revenue may increase or decrease depending upon changes in the Managed Programs’ asset bases as a result of purchases, sales, or changes in the appraised value of the assets in their investment portfolios. For 2022, we received asset management fees from (i) CPA:18 – Global in shares of its common stock through February 28, 2022; effective as of March 1, 2022, we receive asset management fees from CPA:18 – Global in cash in light of the CPA:18 Merger, which closed on August 1, 2022 (Note 3), and (ii) CESH in cash.

Operating Expenses

Impairment Charges — Investment Management Goodwill

Our impairment charges on Investment Management goodwill are more fully described in Note 9.

Other Income and Expenses, and Provision for Income Taxes

Gain on Change in Control of Interests

In connection with the CPA:18 Merger, during the three and nine months ended September 30, 2022, we recognized a gain on change in control of interests of $22.5 million within our Investment Management segment related to the difference between the carrying value and the preliminary estimated fair value of our previously held equity interest in shares of CPA:18 – Global’s common stock (Note 3).

W. P. Carey 9/30/2022 10-Q – 64

Earnings from Equity Method Investments in the Managed Programs

Earnings from our equity method investments in the Managed Programs fluctuates based on the timing of transactions, such as new leases and property sales, as well as the level of impairment charges. The following table presents the details of our earnings from equity method investments in the Managed Programs (Note 8) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings from equity method investments in the Managed Programs:
Distributions of Available Cash from CPA:18 – Global (a)	$3,345	$1,623	$8,746	$4,949
Earnings from equity method investments in the Managed Programs (a) (b)	1,512	1,667	4,542	1,425
Earnings from equity method investments in the Managed Programs	$4,857	$3,290	$13,288	$6,374
__________
(a)As a result of the completion of the CPA:18 Merger on August 1, 2022 (Note 3), we no longer recognize equity income from our investment in shares of common stock of CPA:18 – Global or receive distributions of Available Cash from CPA:18 – Global.
(b)Increase for the nine months ended September 30, 2022 as compared to the same period in 2021 was due to an increase of $3.1 million from our investment in shares of CPA:18 – Global.

Provision for Income Taxes

For the three and nine months ended September 30, 2022 as compared to the same periods in 2021, provision for income taxes within our Investment Management segment increased by $4.1 million and $5.0 million, respectively, primarily due to one-time current taxes incurred upon the recognition of taxable income associated with the accelerated vesting of shares previously issued by CPA:18 – Global to us for asset management services performed, in connection with the CPA:18 Merger.

Liquidity and Capital Resources

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund dividends to stockholders. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of our equity and debt offerings; the timing of purchases and sales of real estate; the timing of the repayment of mortgage loans and receipt of lease revenues; the timing and amount of other lease-related payments; the timing of settlement of foreign currency transactions; changes in foreign currency exchange rates; and the timing of distributions from equity method investments. We no longer receive certain fees and distributions from CPA:18 – Global following the completion of the CPA:18 Merger on August 1, 2022 (Note 3). Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, available capacity under our Senior Unsecured Credit Facility, proceeds from dispositions of properties, and the issuance of additional debt or equity securities, such as issuances of common stock through our Equity Forwards and ATM Program (Note 13), in order to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities increased by $77.1 million during the nine months ended September 30, 2022 as compared to the same period in 2021, primarily due to an increase in cash flow generated from net investment activity (including properties acquired in the CPA:18 Merger (Note 3)) and scheduled rent increases at existing properties, as well as higher lease termination and other income. These increases were partially offset by merger expenses recognized during the current year period related to the CPA:18 Merger (Note 3).

W. P. Carey 9/30/2022 10-Q – 65

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and funding for build-to-suit activities and other capital expenditures on real estate. In connection with the CPA:18 Merger, we paid $423.4 million in cash consideration and for the fractional shares of CPA:18 – Global, and acquired $331.1 million of cash and restricted cash. In addition, during the nine months ended September 30, 2022, we used $26.0 million to fund short-term loans to the Managed Programs, all of which was repaid during that period (Note 4). We also received $7.4 million in distributions from equity method investments.

Financing Activities — Our financing activities are generally comprised of borrowings and repayments under our Unsecured Revolving Credit Facility, issuances of the Senior Unsecured Notes, payments and prepayments of non-recourse mortgage loans, and payments of dividends to stockholders. In addition to these types of transactions, during the nine months ended September 30, 2022, we received (i) $218.1 million in net proceeds from the issuance of shares under our prior ATM Program (Note 13) and (ii) $97.5 million in net proceeds from the issuance of common stock under our Equity Forwards (Note 13).

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	September 30, 2022	December 31, 2021
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$5,651,865	$5,701,913
Non-recourse mortgages (a)	876,092	235,898
	6,527,957	5,937,811
Variable rate:
Unsecured Term Loans (a)	506,004	310,583
Unsecured Revolving Credit Facility	462,660	410,596
Non-recourse mortgages (a):
Floating interest rate mortgage loans	197,178	53,571
Amount subject to interest rate swaps and caps	89,544	79,055
	1,255,386	853,805
	$7,783,343	$6,791,616

Percent of Total Debt
Fixed rate	84%	87%
Variable rate	16%	13%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	2.9%	2.7%
Variable rate (b)	3.1%	1.1%
Total debt	3.0%	2.5%

__________
(a)Aggregate debt balance includes unamortized discount, net, totaling $37.6 million and $30.9 million as of September 30, 2022 and December 31, 2021, respectively, and unamortized deferred financing costs totaling $26.4 million and $28.8 million as of September 30, 2022 and December 31, 2021, respectively.
(b)The impact of our interest rate swaps and caps is reflected in the weighted-average interest rates.

W. P. Carey 9/30/2022 10-Q – 66

Cash Resources

At September 30, 2022, our cash resources consisted of the following:

•cash and cash equivalents totaling $186.4 million. Of this amount, $89.3 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•our Unsecured Revolving Credit Facility, with available capacity of approximately $1.3 billion (net of amounts reserved for standby letters of credit totaling $0.6 million);
•available proceeds under our Equity Forwards of approximately $185.8 million (based on 2,587,500 remaining shares outstanding and a net offering price of $71.81 per share as of September 30, 2022);
•available proceeds under our ATM Forwards of approximately $455.7 million (based on 5,538,037 shares outstanding and a weighted-average net offering price of $82.29 per share as of September 30, 2022); and
•unleveraged properties that had an aggregate asset carrying value of approximately $12.7 billion at September 30, 2022, although there can be no assurance that we would be able to obtain financing for these properties.

Historically, we have also accessed the capital markets through additional debt (denominated in both U.S. dollars and euros) and equity offerings.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements and Liquidity

As of September 30, 2022, we had (i) $186.4 million of cash and cash equivalents, (ii) approximately $1.3 billion of available capacity under our Unsecured Revolving Credit Facility (net of amounts reserved for standby letters of credit totaling $0.6 million), (iii) available proceeds under our ATM Forwards of approximately $455.7 million (based on 5,538,037 remaining shares outstanding and a weighted-average net offering price of $82.29 per share as of that date), and (iv) available proceeds under our Equity Forwards of approximately $185.8 million (based on 2,587,500 remaining shares outstanding and a net offering price of $71.81 per share as of that date). Our Senior Unsecured Credit Facility includes a $1.8 billion Unsecured Revolving Credit Facility and Unsecured Term Loans outstanding totaling $506.0 million as of September 30, 2022 (Note 11), and is scheduled to mature on February 20, 2025. As of September 30, 2022, scheduled debt principal payments total $96.7 million through December 31, 2022 and $525.0 million through December 31, 2023, and our Senior Unsecured Notes do not start to mature until April 2024 (Note 11).

During the next 12 months following September 30, 2022 and thereafter, we expect that our significant cash requirements will include:

•paying dividends to our stockholders (which we expect to be higher, following the issuance of 13,786,302 shares of our common stock in the CPA:18 Merger (Note 3));
•funding acquisitions of new investments (Note 5);
•funding future capital commitments and tenant improvement allowances (Note 5);
•making scheduled principal and balloon payments on our debt obligations (Note 11);
•making scheduled interest payments on our debt obligations (future interest payments total $957.6 million, with $228.5 million due during the next 12 months; interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at September 30, 2022); and
•other normal recurring operating expenses.

We expect to fund these cash requirements through cash generated from operations, cash received from dispositions of properties, the use of our cash reserves or unused amounts on our Unsecured Revolving Credit Facility (as described above), issuances of common stock through our Equity Forwards and/or ATM Program (Note 13), and potential issuances of additional debt or equity securities. We may also choose to pursue prepayments of certain of our non-recourse mortgage loan obligations, depending on our capital needs and market conditions at that time.

W. P. Carey 9/30/2022 10-Q – 67

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

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at September 30, 2022.

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as restated in December 2018. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate or other assets incidental to the company’s main business, gains or losses on changes in control of interests in real estate, and depreciation and amortization from real estate assets; and after adjustments for unconsolidated partnerships and jointly owned investments. Adjustments for unconsolidated partnerships and jointly owned investments are calculated to reflect FFO.

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

W. P. Carey 9/30/2022 10-Q – 68

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

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to W. P. Carey	$104,928	$138,547	$389,601	$310,426
Adjustments:
Depreciation and amortization of real property	131,628	114,204	360,607	336,405
Gain on change in control of interests (a) (b)	(33,931)	—	(33,931)	—
Impairment charges — Investment Management goodwill (c)	29,334	—	29,334	—
Loss (gain) on sale of real estate, net	4,736	(1,702)	(37,631)	(30,914)
Impairment charges — real estate	—	16,301	26,385	16,301
Proportionate share of adjustments to earnings from equity method investments (d) (e)	2,242	3,290	12,859	17,030
Proportionate share of adjustments for noncontrolling interests (f)	(189)	(4)	(197)	(12)
Total adjustments	133,820	132,089	357,426	338,810
FFO (as defined by NAREIT) attributable to W. P. Carey	238,748	270,636	747,027	649,236
Adjustments:
Merger and other expenses (g)	17,667	(908)	17,329	(3,983)
Other (gains) and losses (h)	15,020	(49,219)	1,021	(15,576)
Straight-line and other leasing and financing adjustments	(14,326)	(10,823)	(39,665)	(29,887)
Above- and below-market rent intangible lease amortization, net	11,186	12,004	32,738	38,503
Stock-based compensation	5,511	4,361	23,102	18,790
Amortization of deferred financing costs	5,223	3,424	11,498	10,284
Tax expense (benefit) — deferred and other	1,163	(290)	(434)	(3,460)
Other amortization and non-cash items	359	557	1,441	1,149
Proportionate share of adjustments to earnings from equity method investments (e)	(2,156)	988	(2,451)	10,849
Proportionate share of adjustments for noncontrolling interests (f)	(673)	(6)	(684)	(19)
Total adjustments	38,974	(39,912)	43,895	26,650
AFFO attributable to W. P. Carey	$277,722	$230,724	$790,922	$675,886

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$238,748	$270,636	$747,027	$649,236
AFFO attributable to W. P. Carey	$277,722	$230,724	$790,922	$675,886

W. P. Carey 9/30/2022 10-Q – 69

FFO and AFFO from Real Estate were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income from Real Estate attributable to W. P. Carey	$111,375	$130,858	$381,461	$290,132
Adjustments:
Depreciation and amortization of real property	131,628	114,204	360,607	336,405
Gain on change in control of interests (a)	(11,405)	—	(11,405)	—
Loss (gain) on sale of real estate, net	4,736	(1,702)	(37,631)	(30,914)
Impairment charges — real estate	—	16,301	26,385	16,301
Proportionate share of adjustments to earnings from equity method investments (d) (e)	2,242	3,290	12,859	17,030
Proportionate share of adjustments for noncontrolling interests (f)	(189)	(4)	(197)	(12)
Total adjustments	127,012	132,089	350,618	338,810
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	238,387	262,947	732,079	628,942
Adjustments:
Merger and other expenses (g)	17,667	(908)	17,326	(3,998)
Straight-line and other leasing and financing adjustments	(14,326)	(10,823)	(39,665)	(29,887)
Other (gains) and losses (h)	13,960	(48,172)	(303)	(13,455)
Above- and below-market rent intangible lease amortization, net	11,186	12,004	32,738	38,503
Stock-based compensation	5,511	4,361	23,102	18,790
Amortization of deferred financing costs	5,223	3,424	11,498	10,284
Tax (benefit) — deferred and other	(2,789)	(700)	(4,302)	(3,087)
Other amortization and non-cash items	359	557	1,441	1,149
Proportionate share of adjustments to earnings from equity method investments (e)	(938)	1,761	(403)	9,928
Proportionate share of adjustments for noncontrolling interests (f)	(673)	(6)	(684)	(19)
Total adjustments	35,180	(38,502)	40,748	28,208
AFFO attributable to W. P. Carey — Real Estate	$273,567	$224,445	$772,827	$657,150

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	$238,387	$262,947	$732,079	$628,942
AFFO attributable to W. P. Carey — Real Estate	$273,567	$224,445	$772,827	$657,150

W. P. Carey 9/30/2022 10-Q – 70

FFO and AFFO from Investment Management were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income from Investment Management attributable to W. P. Carey	$(6,447)	$7,689	$8,140	$20,294
Adjustments:
Impairment charges — Investment Management goodwill (c)	29,334	—	29,334	—
Gain on change in control of interests (b)	(22,526)	—	(22,526)	—
Total adjustments	6,808	—	6,808	—
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	361	7,689	14,948	20,294
Adjustments:
Tax expense (benefit) — deferred and other	3,952	410	3,868	(373)
Other (gains) and losses	1,060	(1,047)	1,324	(2,121)
Merger and other expenses	—	—	3	15
Proportionate share of adjustments to earnings from equity method investments (e)	(1,218)	(773)	(2,048)	921
Total adjustments	3,794	(1,410)	3,147	(1,558)
AFFO attributable to W. P. Carey — Investment Management	$4,155	$6,279	$18,095	$18,736

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	$361	$7,689	$14,948	$20,294
AFFO attributable to W. P. Carey — Investment Management	$4,155	$6,279	$18,095	$18,736
__________
(a)Amounts for the three and nine months ended September 30, 2022 represent a gain recognized on the remaining interests in four investments acquired in the CPA:18 Merger, which we had previously accounted for under the equity method (Note 3).
(b)Amounts for the three and nine months ended September 30, 2022 represent a gain recognized on our previously held interest in shares of CPA:18 – Global common stock in connection with the CPA:18 Merger (Note 3).
(c)Amounts for the three and nine months ended September 30, 2022 represent an impairment charge recognized on goodwill within our Investment Management segment, since future Investment Management cash flows are expected to be minimal (Note 7, Note 9).
(d)Amount for the nine months ended September 30, 2022 includes our $4.6 million proportionate share of an impairment charge recognized on an equity method investment in real estate (Note 8). Amount for the nine months ended September 30, 2021 includes a non-cash other-than-temporary impairment charge of $6.8 million recognized on an equity method investment in real estate (Note 9).
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
(g)Amounts for the three and nine months ended September 30, 2022 and 2021 are primarily comprised of costs incurred in connection with the CPA:18 Merger (Note 3) and/or reversals of estimated liabilities for German real estate transfer taxes that were previously recorded in connection with mergers in prior years.
(h)Primarily comprised of gains and losses on extinguishment of debt, the mark-to-market fair value of equity securities, and foreign currency exchange rate movements, as well as non-cash allowance for credit losses on loans receivable and direct financing leases.

W. P. Carey 9/30/2022 10-Q – 71

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

At September 30, 2022, a significant portion (approximately 85.0%) of our long-term debt either bore interest at fixed rates or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 11 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2022 (in thousands):

	2022 (Remainder)	2023	2024	2025	2026	Thereafter	Total	Fair Value
Fixed-rate debt (a) (b)	$93,750	$228,840	$1,126,491	$762,259	$947,997	$3,431,674	$6,591,011	$5,800,996
Variable-rate debt (a)	$2,994	$199,402	$34,936	$1,007,697	$11,290	$—	$1,256,319	$1,253,300
__________
(a)Amounts are based on the exchange rate at September 30, 2022, as applicable.
(b)Amounts after 2023 are primarily comprised of principal payments for our Senior Unsecured Notes (Note 11).

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at September 30, 2022 would increase or decrease by $4.7 million for our U.S. dollar-denominated debt, by $3.4 million for our British pound sterling-denominated debt, by $3.0 million for our euro-denominated debt, and by $0.2 million for our Japanese yen-denominated debt, for each respective 1% change in annual interest rates.

W. P. Carey 9/30/2022 10-Q – 72

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Canadian dollar, the Japanese yen, and certain other currencies which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed several offerings of euro-denominated senior notes, and have borrowed under our Senior Unsecured Credit Facility in foreign currencies, including the euro, British pound sterling, and Japanese yen (Note 11). Volatile market conditions arising from the ongoing effects of the COVID-19 global pandemic, as well as other macroeconomic factors, may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, British pound sterling, or Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at September 30, 2022 of $2.5 million, $0.3 million, and less than $0.1 million, respectively, excluding the impact of our derivative instruments.

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

W. P. Carey 9/30/2022 10-Q – 73

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2022 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 9/30/2022 10-Q – 74

PART II — OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
4.1	Form of Note Representing €150,000,000 Aggregate Principal Amount of 3.41% Senior Notes due 2029	Filed herewith

4.2	Form of Note Representing €200,000,000 Aggregate Principal Amount of 3.70% Senior Notes due 2032	Filed herewith

10.1	Note Purchase Agreement, dated August 31, 2022, by and among W. P. Carey Inc. and the purchasers listed in the purchaser schedule thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 1, 2022

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

W. P. Carey 9/30/2022 10-Q – 75

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	November 4, 2022
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	November 4, 2022
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 9/30/2022 10-Q – 76

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
4.1	Form of Note Representing €150,000,000 Aggregate Principal Amount of 3.41% Senior Notes due 2029	Filed herewith

4.2	Form of Note Representing €200,000,000 Aggregate Principal Amount of 3.70% Senior Notes due 2032	Filed herewith

10.1	Note Purchase Agreement, dated August 31, 2022, by and among W. P. Carey Inc. and the purchasers listed in the purchaser schedule thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 1, 2022

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith