Form 10-K
period 2022-12-31
W. P. Carey Inc.
filed 2023-02-10
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of last business day of the registrant’s most recently completed second fiscal quarter: $15.9 billion.
As of February 3, 2023, there were 210,621,971 shares of Common Stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

W. P. Carey 2022 10-K – 1

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: the impact of the CPA:18 Merger (as defined herein); our corporate strategy and estimated or future economic performance and results, including the general economic outlook and our expectations surrounding the continued impact of the novel coronavirus (“COVID-19”) pandemic on our business, financial condition, liquidity, results of operations, and prospects; underlying assumptions about our portfolio, including tenant rent collections and bankruptcies, as well as the estimated fair value of our investments and properties; the amount and timing of any future dividends; our future capital expenditure and leverage levels, debt service obligations, and any plans to fund our future liquidity needs; prospective statements regarding our access to the capital markets, including related to our credit ratings, ability to sell shares under our “at-the-market” program (“ATM Program”), and settlement of our Equity Forwards (as defined herein); the outlook for the investment program that we manage, including possible liquidity events for the program; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”); and the impact of recently issued accounting pronouncements and other regulatory activity.

These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to inflation and increased interest rates, the effects of pandemics and global outbreaks of contagious diseases (such as the ongoing COVID-19 pandemic) and domestic or geopolitical crises, such as terrorism, military conflict (including the ongoing conflict between Russia and Ukraine and the global response to it), war or the perception that hostilities may be imminent, political instability or civil unrest, or other conflict, could also have material adverse effects on our business, financial condition, liquidity, results of operations, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report, as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this presentation, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8. Financial Statements and Supplementary Data.

W. P. Carey 2022 10-K – 2

PART I

Item 1. Business.

General Development of Business

W. P. Carey Inc. (“W. P. Carey”), together with our consolidated subsidiaries and predecessors, is an internally-managed diversified REIT and a leading owner of commercial real estate, net-leased to companies located primarily in the United States and Northern and Western Europe on a long-term basis. The vast majority of our revenues originate from lease revenue provided by our real estate portfolio, which is comprised primarily of single-tenant industrial, warehouse, office, retail, and self-storage facilities that are critical to our tenants’ operations. Our portfolio is comprised of 1,449 properties, net-leased to 392 tenants in 26 countries. As of December 31, 2022, approximately 63% of our contractual minimum annualized base rent (“ABR”) was generated by properties located in the United States and approximately 34% was generated by properties located in Europe. As of that same date, our portfolio included 87 operating properties, comprised of 84 self-storage properties, two student housing properties, and one hotel.

On August 1, 2022, one of our former investment programs, Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global”), merged with and into one of our indirect subsidiaries (the “CPA:18 Merger”), which added approximately $2.2 billion of real estate assets to our portfolio (Note 3). This effectively completed our exit from our investment management business.

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

Our business operates in two segments: Real Estate and Investment Management, as described herein and in Note 1. Our Real Estate segment generates the vast majority of our earnings through the lease revenues we earn from our real estate investments. We have historically earned asset management fees and other compensation from the management of non-traded real estate investment programs through our Investment Management segment. Following the close of the CPA:18 Merger, our advisory agreements with CPA:18 – Global were terminated (Note 3). On April 13, 2020, two of our former investment programs, Carey Watermark Investors Incorporated (“CWI 1”) and Carey Watermark Investors 2 Incorporated (“CWI 2”) (together, the “CWI REITs”), merged in an all-stock transaction (the “CWI 1 and CWI 2 Merger”). Following the close of the CWI 1 and CWI 2

W. P. Carey 2022 10-K – 3

Merger, our advisory agreements with CWI 1 and CWI 2 were terminated and CWI 2 was renamed Watermark Lodging Trust, Inc. (“WLT”) (Note 4). As used herein, “Managed Programs” refers to CPA:18 – Global (through August 1, 2022), the CWI REITs (through April 13, 2020), and Carey European Student Housing Fund I, L.P. (“CESH”). We continue to act as the advisor to CESH and currently expect to do so through the end of its life cycle (Note 4).

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

W. P. Carey 2022 10-K – 4

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

Financing Strategies

We believe in maintaining ample liquidity, a conservative capital structure, and access to multiple forms of capital. We preserve balance sheet flexibility and liquidity by maintaining significant capacity on our $1.8 billion unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”), as well as any amounts available to us under our term loan (“Term Loan”) and delayed draw term loan (“Delayed Draw Term Loan”), which, together with our Unsecured Revolving Credit Facility, we refer to collectively as our “Senior Unsecured Credit Facility.” We also hold cash on hand to settle our forward equity arrangements, as needed. We generally use the Unsecured Revolving Credit Facility to fund our immediate capital needs, including new acquisitions and the repayment of secured mortgage debt as we continue to unencumber assets. We seek to replace short-term financing with more permanent forms of capital, including, but not limited to, common stock, unsecured debt securities, bank debt, and proceeds from asset sales. When evaluating which form of capital to pursue, we take into consideration multiple factors, including our corporate leverage levels and targets, and the most attractive source of capital available to us. We may choose to issue unsecured debt securities and bank debt denominated in foreign currencies in part to fund international acquisitions, unencumber assets, and mitigate our exposure to fluctuations in exchange rates. We strive to maintain an investment grade rating, which places limitations on the amount of leverage acceptable in our capital structure. Although we expect to continue to have access to a wide variety of capital sources and maintain our investment grade rating, there can be no assurance that we will be able to do so in the future.

Our Portfolio

At December 31, 2022, our portfolio had the following characteristics:

•Number of properties — full or partial ownership interests in 1,449 net-leased properties, 84 self-storage properties, two student housing properties, and one hotel;
•Total net-leased square footage — approximately 176 million; and
•Occupancy rate — approximately 98.8%.

For more information about our portfolio, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview.

W. P. Carey 2022 10-K – 5

Tenant/Lease Information

At December 31, 2022, our tenants/leases had the following characteristics:

•Number of tenants — 392;
•Investment grade tenants as a percentage of total ABR — 24%;
•Implied investment grade tenants as a percentage of total ABR — 7%;
•Weighted-average lease term — 10.8 years;
•99.0% of our leases as a percentage of total ABR provide rent adjustments as follows:
◦CPI and similar — 55.5%
◦Fixed — 40.0%
◦Other — 3.5%

Human Capital

Investing in Our Employees

At December 31, 2022, we had 193 employees, 141 of which were located in the United States and 52 of which were located in Europe. We strive to make W. P. Carey a great place to work by attracting a diverse pool of the best and brightest applicants and making them feel supported as they grow with the company. We offer various levels of training, including “Respect in the Workplace,” skills training, Diversity, Equity & Inclusion, and executive coaching, as well as additional training including safety and cybersecurity. By engaging with our employees and investing in their careers through training and development, we have built a talented workforce capable of executing our business strategies.

Diversity

We believe that our success is dependent upon the diverse backgrounds and perspectives of our employees and directors. W. P. Carey is an equal opportunity employer and considers qualified applicants regardless of race, color, religion, sexual orientation, gender, gender identity or expression, national origin, age, disability, military or veteran status, genetic information, or other statuses protected by applicable federal, state, and local law. Our diversity, equity and inclusion initiative is designed to facilitate conversations around race, sexual orientation and gender identity, national origin, creeds, and other important topics. These conversations, led by our Diversity, Equity & Inclusion Advisory Committee, provide a forum for us to translate our positions as a company into action in both our internal and external communities. We are also signatory to the CEO Action Pledge for Diversity & Inclusion, which reflects our commitment to fostering a more diverse and inclusive workforce.

Employee Wellness and Benefits

The health and wellness of our employees and their families are paramount and our comprehensive benefits package is designed to address the evolving needs of our diverse workforce and their dependents. Our benefits package is evaluated on an annual basis. In addition to robust health and wellness benefits, we also provide our employees with competitive compensation programs, with a focus on both current compensation and retirement planning for their future.

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

W. P. Carey 2022 10-K – 6

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

The net lease financing market is perceived as a relatively conservative investment vehicle and there has been increasing capital inflows into our sector; accordingly, we face escalating competition for investments, both domestically and internationally. We compete for investments with many other financial institutions and investors, including other REITs, private equity firms, pension funds, and finance companies. Our competitors may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. Further capital inflows into our sector will place additional pressure on our ability to execute transactions and the returns that we can generate from investments. In particular, private equity real estate investors have raised record amounts of capital in recent periods, which is expected to be deployed into acquisitions that are contributing to an increasingly competitive marketplace. This competitive marketplace for investments could also have a negative impact on our revenue growth.

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

Inflation and increased interest rates may adversely affect our financial condition and results of operations.

Increases in inflation and interest rates could have an adverse impact on the cost of our existing variable-rate debt, new debt obligations entered into in the future, and costs incurred by the company through its operations. Our leases typically require tenants to pay all property operating expenses and increases in those property-level expenses at our leased properties generally do not affect us. However, increased operating expenses at properties not subject to full triple-net leases could cause us to incur additional operating expenses. Increases in inflation could also impact other costs incurred by the company including general and administrative costs. While the vast majority of leases contain rent escalators, including inflation-linked rent escalators, these costs could increase at a rate higher than our rental and other revenue. In addition, as a result of rising interest rates we may experience difficulty arranging third-party financing, including refinancing maturing debt in part or in full as it comes due, and could pay higher interest costs on future financings. If increases in costs are not sufficiently offset by the contractual rent

W. P. Carey 2022 10-K – 7

increases or increases in other revenue, we may be required to implement measures to conserve cash or preserve liquidity. Certain financial covenants could be affected as a result of higher debt service costs, which may place restrictions on our liquidity. If we are unable to find alternative credit arrangements or other funding in a high interest environment, our business needs may not be adequately met. Tenants and potential tenants of our properties may also be adversely impacted by inflation and rising interest rates, which could negatively impact our tenants’ ability to pay rent and the demand for our properties. Such adverse impacts on our tenants may cause increased vacancies and lower future rents.

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

We have invested, and may continue to invest, in properties located outside the United States. At December 31, 2022, our real estate properties located outside of the United States represented 37% of our ABR. These investments may be affected by factors particular to the local jurisdiction where the property is located and may expose us to additional risks, including:

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
•increased energy and commodity prices in Europe;
•foreign exchange rates; and
•geopolitical and military conflict risk and adverse market conditions caused by changes in national or regional economic or political conditions, including the ongoing conflict between Russia and Ukraine (which may impact relative interest rates and the terms or availability of debt financing).

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

W. P. Carey 2022 10-K – 8

A significant amount of our leases will expire within the next five years and we may have difficulty re-leasing or selling our properties if tenants do not renew their leases.

Within the next five years, approximately 26% of our leases, based on our ABR as of December 31, 2022, are due to expire. If these leases are not renewed or if the properties cannot be re-leased on terms that yield comparable payments, our lease revenues could be substantially adversely affected. In addition, when attempting to re-lease such properties, we may incur significant costs and the terms of any new or renewed leases will depend on prevailing market conditions at that time. We may also seek to sell such properties and incur losses due to prevailing market conditions. Some of our properties are designed for the particular needs of a tenant; thus, we may be required to renovate or make rent concessions in order to lease the property to another tenant. If we need to sell such properties, we may have difficulty selling it to a third party due to the property’s unique design. Real estate investments are generally less liquid than many other financial assets, which may limit our ability to quickly adjust our portfolio in response to changes in economic or other conditions. These and other limitations may adversely affect returns to our stockholders.

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
•the ongoing need for capital improvements;
•Federal Reserve short term rate decisions;
•the mortgage market and real estate market in the United States;
•inability to lease or sell properties upon termination of existing leases, or renewal of leases at lower rental rates;
•inability to collect rents from tenants due to financial hardship, including bankruptcy;
•changes in tax, real estate, zoning, or environmental laws that adversely impact the value of real estate;

W. P. Carey 2022 10-K – 9

•failure to comply with federal, state, and local legal and regulatory requirements, including the Americans with Disabilities Act and fire or life-safety requirements;
•changes in governmental rules and fiscal policies;
•uninsured property liability, property damage, or casualty losses;
•increased operating costs, which may not necessarily be offset by increased rents, including insurance premiums, utilities and real estate taxes, due to inflation and other factors;
•exposure to environmental losses and the effects of climate change; and
•civil unrest, acts of war, terrorism, acts of God, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses) and other factors beyond our control.

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

Most of our properties are occupied by a single tenant; therefore, the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our lease revenues. Our top ten tenants accounted for approximately 18% of total ABR at December 31, 2022. Lease payment defaults by tenants could negatively impact our net income and reduce the amounts available for distribution to stockholders.

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

The continued disruption and reduced economic activity caused by COVID-19, rising interest rates, inflation and a potential economic downturn may severely affect our tenants’ businesses, financial condition and liquidity, leading to an increase in tenant bankruptcy or insolvency. In addition, a portion of our tenants may fail to meet their obligations to us in full (or at all), or may otherwise seek modifications of such obligations. Certain jurisdictions may also enact laws or regulations that impact or alter our ability to collect rent under our existing least terms. The ultimate extent to which COVID-19 will continue to impact the operations of our tenants will depend on future developments, which remain uncertain and cannot be predicted with confidence.

We may be materially adversely affected by laws, regulations or other issues related to climate change.

If we become subject to laws or regulations related to climate change, our business, financial condition and results of operations could be materially adversely affected. The federal government has enacted certain climate change laws and regulations which may, among other things, regulate “carbon footprints” and greenhouse gas emissions. In addition, the SEC has recently proposed rule amendments that would require us to prepare a wide range of new climate-related disclosures, including with respect to our climate-related risks, greenhouse gas emissions, and other climate-related targets, goals and plans. Such laws and regulations could result in substantial compliance costs, retrofit costs and construction costs, including monitoring and reporting costs and capital expenditures for environmental control facilities and other new equipment. Noncompliance with these laws or regulations may result in potential cost increases, litigation, fines, penalties, brand or reputational damage, loss of tenants, lower

W. P. Carey 2022 10-K – 10

valuation and higher investor activism activities. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations related to climate change will affect our business, financial condition and results of operations.

Additionally, the potential physical impacts of climate change on our operations are highly uncertain. These may include changes in rainfall and storm patterns and intensity, increased strength of hurricanes, water shortages, changing sea levels and changing temperatures. These impacts may have a material adverse effect on our business, financial condition and results of operations.

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

Our consolidated indebtedness as of December 31, 2022 was approximately $7.9 billion, representing a consolidated debt to gross assets ratio of approximately 39.8%. This consolidated indebtedness was comprised of (i) $5.9 billion in Senior Unsecured Notes (as defined in Note 11), (ii) $828.9 million outstanding under our Senior Unsecured Credit Facility (as defined in Note 11), and (iii) $1.1 billion in non-recourse mortgage loans on various properties. Our level of indebtedness could have significant adverse consequences on our business and operations, including the following:

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

W. P. Carey 2022 10-K – 11

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

We are subject to risks related to the anticipated replacement of the London Inter-bank Offered Rate (“LIBOR”).

In July 2017, the Financial Conduct Authority (“FCA”), the authority that regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD LIBOR in derivatives and other financial contracts. The ICE Benchmark Administration stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023. We have financial contracts that are indexed to LIBOR. Our Senior Unsecured Credit Facility contained provisions that contemplate methods to establishing an alternative base rate upon USD LIBOR’s retirement and, in January 2023, we entered into a Third Amendment to the Fourth Amended and Restated Credit Agreement to transition to SOFR.

In a similar manner, we will manage the transition from LIBOR for all of our remaining debt and derivative instruments using any language that may be included in their respective agreements and through potential modifications. Risks related to potential changes in LIBOR availability include, but are not limited to, potential changes to financial products and market practices, borrowing rates, fees, interest obligations, and the value of debt and derivative instruments. Transitioning to an alternative reference rate may require negotiations with lenders and other counterparties, which could present challenges if the method of transition is not mutually agreed upon. We have transitioned all non-USD LIBOR base rate exposures phased out at the end of 2021 to their respective alternative reference rates.

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

We plan to manage our operations to maintain investment grade status with a capital structure consistent with our current profile. In September 2022 our rating was upgraded by Moody’s to Baa1 and in January 2023 our rating was upgraded by S&P Global Ratings to BBB+, but there can be no assurance that we will be able to maintain our current credit ratings. Our credit ratings could change based upon, among other things, our historical and projected business, financial condition, liquidity, results of operations, and prospects. These ratings are subject to ongoing evaluation by credit rating agencies and we cannot provide any assurance that our ratings will not be changed or withdrawn by a rating agency in the future. If any of the credit rating agencies downgrades or lowers our credit rating, or if any credit rating agency indicates that it has placed our rating on a “watch list” for a possible downgrading or lowering, or otherwise indicates that its outlook for our rating is negative, it could have a material adverse effect on our costs and availability of capital, which could in turn have a material adverse effect on us and on our ability to satisfy our debt service obligations (including those under our Senior Unsecured Credit Facility, our Senior

W. P. Carey 2022 10-K – 12

Unsecured Notes, or other similar debt securities that we issue) and to pay dividends on our common stock. Furthermore, any such action could negatively impact the market price of our Senior Unsecured Notes.

Some of our properties are encumbered by mortgage debt, which could adversely affect our cash flow.

At December 31, 2022, we had $1.1 billion of property-level mortgage debt on a non-recourse basis, which limits our exposure on any property to the amount of equity invested in the property. If we are unable to make our mortgage-related debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our mortgage loan transactions typically incorporated various covenants and other provisions (including loan to value ratio, debt service coverage ratio, and material adverse changes in the borrower’s or tenant’s business) that can cause a technical loan default. Accordingly, if the real estate value declines or the tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which could reduce the value of our portfolio and revenues available for distribution to our stockholders.

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

W. P. Carey 2022 10-K – 13

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

W. P. Carey 2022 10-K – 14

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
•be subject to federal and state income tax, including the Inflation Reduction Act of 2022 which was signed into law in the United States on August 16, 2022 and will be effective in 2023 (which introduced a 15% corporate minimum tax on certain corporations and a 1% excise tax on certain stock repurchases by certain corporations, among other changes), on our taxable income at regular corporate rate; and
•be barred from qualifying as a REIT for the four taxable years following the year when we were disqualified.

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

W. P. Carey 2022 10-K – 15

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

W. P. Carey 2022 10-K – 16

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

Certain distributions payable by domestic or qualified foreign corporations to individuals, trusts, and estates in the United States are currently eligible for federal income tax at a maximum rate of 20% plus the 3.8% Medicare tax on net investment income, if applicable. Distributions payable by REITs, in contrast, are generally not eligible for this reduced rate, unless the distributions are attributable to dividends received by the REIT from other corporations that would otherwise be eligible for the reduced rate. This more favorable tax rate for regular corporate distributions could cause qualified investors to perceive investments in REITs to be less attractive than investments in the stock of corporations that pay distributions, which could adversely affect the value of REIT stocks, including our common stock.

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

W. P. Carey 2022 10-K – 17

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

W. P. Carey 2022 10-K – 18

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
•our Board, in its sole discretion, determines the amount and timing of any future dividend payments to our stockholders based on a number of factors, therefore our dividend levels are not guaranteed and may fluctuate; and
•the amount of dividends that our subsidiaries may distribute to us may be subject to restrictions imposed by law or regulators, as well as the terms of any current or future indebtedness that these subsidiaries may incur.

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

W. P. Carey 2022 10-K – 19

We may make investments in asset classes or countries outside of our core investment strategy which may be perceived as complicating our strategy relative to our peers.

We may need to expand beyond our current asset class mix to growth our portfolio. As a result, we intend, to the extent that market conditions warrant, to seek to grow our businesses by increasing our investments in existing businesses, pursuing new investment strategies (including investment opportunities in new asset classes), developing new types of investment structures and products, and expanding into new geographic markets and businesses. Introducing new types of investment structures and products could increase the complexities involved in managing such investments, including to ensure compliance with regulatory requirements and terms of the investment. Making investments in assets classes or countries outside of our core investment strategy may also be perceived as complicating our strategy relative to our peers.

Entry into asset classes or countries may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk and costs.

Failure to hedge effectively against interest rate changes and foreign exchange rate changes may have a material adverse effect on our business, financial condition and results of operations.

The interest rate and foreign exchange rate hedge instruments we may use to manage some of our exposure to interest rate and foreign exchange rate volatility involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements. Failure to hedge effectively against such interest rate and foreign exchange rate changes may have a material adverse effect on our business, financial condition and results of operations.

Our future success depends on the successful recruitment and retention of personnel, including our executives.

Our future success depends in large part on our ability to hire and retain a sufficient number of qualified and diverse personnel. Failure to recruit from a diverse pool of qualified candidates, particularly in light of recent labor shortages could negatively impact the dynamic growth of our company. In addition, the nature of our executive officers’ experience and the extent of the relationships they have developed with real estate professionals and financial institutions are important to the success of our business. We cannot provide any assurances regarding their continued employment with us. The loss of the services of certain of our executive officers could detrimentally affect our business and prospects, and a sustained labor shortage or increased turnover rates among our employees, could increase costs and materially adversely affect our business.

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

W. P. Carey 2022 10-K – 20

Our business may continue to be adversely affected by the ongoing COVID-19 pandemic.

We are unable to predict the impact of ongoing disruptions caused by additional surges and strains of COVID-19 transmission. The economic downturn and market volatility caused by the ongoing COVID-19 pandemic has already eroded the financial condition of certain of our tenants and operating properties; therefore, we cannot predict the impact that COVID-19 will continue to have on our tenants’ ability to pay rent and any information provided regarding historical rent collections should not serve as an indication of expected future rent collections. We also cannot assure you that conditions in the bank lending, capital, and other financial markets will not deteriorate as a result of the continued impact of COVID-19, causing our access to capital and other sources of funding to become constrained, which could adversely affect the terms or even availability of future borrowings, renewals, and refinancings. Changes in laws and regulatory policies, including any governmental actions related to COVID-19 and the effects of fiscal and monetary policy changes, could result in business disruptions and subject us to additional market volatility and risks.

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

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview for a discussion of the properties we hold for rental operations and Part II, Item 8. Financial Statements and Supplementary Data — Schedule III — Real Estate and Accumulated Depreciation for a detailed listing of such properties.

Item 3. Legal Proceedings.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

W. P. Carey 2022 10-K – 21

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE under the ticker symbol “WPC.” At February 3, 2023 there were 8,982 registered holders of record of our common stock. This figure does not reflect the beneficial ownership of shares of our common stock.

Stock Price Performance Graph

The graph below provides an indicator of cumulative total stockholder returns for our common stock for the period December 31, 2017 to December 31, 2022, as compared with the S&P 500 Index, the FTSE NAREIT Equity REITs Index, and the MSCI US REIT Index, which we have added to the graph below since it serves as a benchmark index for our compensation decisions. We intend to discontinue presentation of the FTSE NAREIT Equity REITs Index in future stock price performance graphs, as the MSCI US REIT Index will serve as our industry index. The graph assumes a $100 investment on December 31, 2017, together with the reinvestment of all dividends.

	At December 31,
	2017	2018	2019	2020	2021	2022
W. P. Carey Inc.	$100.00	$101.08	$130.23	$122.44	$150.45	$151.16
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
FTSE NAREIT Equity REITs Index	100.00	95.38	120.17	110.56	158.36	119.77
MSCI US REIT Index	100.00	95.43	120.09	110.99	158.79	119.87

The stock price performance included in this graph is not indicative of future stock price performance.

Dividends

We currently intend to continue paying cash dividends consistent with our historical practice; however, our Board determines the amount and timing of any future dividend payments to our stockholders based on a variety of factors.

W. P. Carey 2022 10-K – 22

Securities Authorized for Issuance Under Equity Compensation Plans

This information will be contained in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

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

The following discussion should be read in conjunction with our consolidated financial statements in Item 8 of this Report and the matters described under Item 1A. Risk Factors. Please see our Annual Report on Form 10-K for the year ended December 31, 2021 for discussion of our financial condition and results of operations for the year ended December 31, 2020. Refer to Item 1. Business for a description of our business.

Significant Developments

Board of Directors Change

On December 12, 2022, we announced that Ms. Elisabeth Stheeman, age 58, was appointed to our Board. Please see our Current Report on Form 8-K filed on December 12, 2022 for additional information.

Financial Highlights

During the year ended December 31, 2022, we completed the following (as further described in the consolidated financial statements):

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
•Lease revenues and operating property revenues from properties acquired in the CPA:18 Merger were $42.7 million and $39.2 million, respectively, for the year ended December 31, 2022.
•We recognized a Gain on change in control of interests of $33.9 million in connection with the CPA:18 Merger during the year ended December 31, 2022, of which $11.4 million was attributable to our Real Estate segment and $22.5 million was attributable to our Investment Management segment.

W. P. Carey 2022 10-K – 23

Investments

•We acquired 23 investments totaling $1.2 billion (Note 5, Note 6).
•We completed six construction projects at a cost totaling $148.1 million (Note 5).
•We funded approximately $89.5 million for a construction loan to build a retail complex in Las Vegas, Nevada, during the year ended December 31, 2022. Through December 31, 2022, we have funded $193.2 million (Note 8).
•We committed to fund six build-to-suit or redevelopment projects totaling $20.3 million. We currently expect to complete the projects in 2023 (Note 5).

Dispositions

•We disposed of 23 properties for total proceeds, net of selling costs, of $234.7 million (Note 16).
•In January 2022, WLT redeemed in full our 1,300,000 shares of its preferred stock for gross proceeds of $65.0 million (Note 9).
•In October 2022, we received $82.6 million in cash proceeds as a result of certain private real estate funds’ acquisition of all outstanding shares of WLT common stock. As of the date of acquisition, we owned 12,208,243 shares of WLT common stock. Upon completion of this transaction, we have no remaining interest in WLT (Note 9).

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
•On May 2, 2022, we established a $1.0 billion ATM Program, under which we may issue shares directly or defer delivery to a later date through our ATM Forwards (Note 13).
•We issued 2,740,295 shares of our common stock under our prior ATM Program at a weighted-average price of $80.79 per share, for net proceeds of $218.1 million (Note 13).
•We settled our remaining Equity Forwards by delivering 3,925,000 shares of common stock for net proceeds of $284.3 million (Note 13).
•As of December 31, 2022, we had approximately $530.0 million of available proceeds under our ATM Forwards (Note 13).
•On September 28, 2022, we completed a private placement of (i) €150 million of 3.41% Senior Notes due 2029, which have a seven-year term and are scheduled to mature on September 28, 2029, and (ii) €200 million of 3.70% Senior Notes due 2032, which have a ten-year term and are scheduled to mature on September 28, 2032 (Note 11).

Investment Management

•Upon completion of the CPA:18 Merger (Note 3), we ceased earning advisory fees and other income previously earned when we served as advisor to CPA:18 – Global. During the year ended December 31, 2022, through the date of the CPA:18 Merger, such fees and other income from CPA:18 – Global totaled $17.9 million. Investment Management fees and other income are expected to be minimal going forward.

Dividends to Stockholders

We declared cash dividends totaling $4.242 per share, comprised of four quarterly dividends per share of $1.057, $1.059, $1.061, and $1.065.

W. P. Carey 2022 10-K – 24

Consolidated Results

(in thousands, except shares)

	Years Ended December 31,
	2022	2021
Revenues from Real Estate	$1,468,101	$1,312,126
Revenues from Investment Management	10,985	19,398
Total revenues	1,479,086	1,331,524

Net income from Real Estate attributable to W. P. Carey	591,603	384,766
Net income from Investment Management attributable to W. P. Carey	7,536	25,222
Net income attributable to W. P. Carey	599,139	409,988

Dividends declared	859,655	781,626

Net cash provided by operating activities	1,003,556	926,479
Net cash used in investing activities	(1,052,531)	(1,566,727)
Net cash provided by financing activities	57,887	557,048

Supplemental financial measures (a):
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Real Estate	1,042,782	896,139
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management	17,816	25,352
Adjusted funds from operations attributable to W. P. Carey (AFFO)	1,060,598	921,491

Diluted weighted-average shares outstanding	200,427,124	183,127,098
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

Revenues

Real Estate revenue increased in 2022 as compared to 2021, primarily due to higher lease revenues (substantially as a result of property acquisition activity and rent escalations, as well as the net-leased properties we acquired in the CPA:18 Merger on August 1, 2022 (Note 3), partially offset by the impact of the weakening euro and British pound sterling) and higher operating property revenues (primarily from the operating properties we acquired in the CPA:18 Merger on August 1, 2022 (Note 3)), partially offset by lower other lease-related income (Note 5).

Net Income Attributable to W. P. Carey

Net income attributable to W. P. Carey increased in 2022 as compared to 2021. Net income from Real Estate attributable to W. P. Carey increased primarily due to a lower loss on extinguishment of debt (Note 11), non-cash unrealized gains recognized on our investment in common shares of WLT (Note 9), and the impact of real estate acquisitions, partially offset by higher interest expense and the impact of the weakening euro and British pound sterling. In addition, we recognized non-cash unrealized gains on our investment in shares of Lineage Logistics during both the current and prior year (Note 9). Net income from Investment Management attributable to W. P. Carey decreased primarily due to an impairment charge recognized on goodwill within our Investment Management segment (Note 9). In addition, we recognized a gain on change in control of interests during the current year in connection with the CPA:18 Merger (Note 3).

W. P. Carey 2022 10-K – 25

AFFO

AFFO increased in 2022 as compared to 2021, primarily due to investment activity and rent escalations, higher other lease-related income (on an AFFO basis), and the accretive impact of the CPA:18 Merger (Note 3), partially offset by the impact of the weakening euro and British pound sterling and higher interest expense.

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

Portfolio Summary

	As of December 31,
Net-leased Properties	2022	2021
ABR (in thousands)	$1,381,899	$1,247,764
Number of net-leased properties (a)	1,449	1,304
Number of tenants	392	352
Total square footage (in thousands)	175,957	155,674
Occupancy	98.8%	98.5%
Weighted-average lease term (in years)	10.8	10.8

Operating Properties
Number of operating properties: (b)	87	20
Number of self-storage operating properties	84	19
Number of student housing operating properties	2	—
Number of hotel operating properties	1	1
Occupancy (self-storage operating properties)	91.0%	95.3%

Number of countries (c)	26	24
Total assets (in thousands)	$18,102,035	$15,480,630
Net investments in real estate (in thousands)	15,488,898	13,037,369

	Years Ended December 31,
	2022	2021
Acquisition volume (in millions) (d)	$1,265.5	$1,627.9
Construction projects completed (in millions)	148.1	88.2
Average U.S. dollar/euro exchange rate	1.0540	1.1830
Average U.S. dollar/British pound sterling exchange rate	1.2373	1.3755

__________
(a)We acquired 35 net-leased properties (in which we did not already have an ownership interest) in the CPA:18 Merger in August 2022 (Note 3).
(b)We acquired 65 self-storage properties, one student housing property, and one student housing development project in the CPA:18 Merger in August 2022 (Note 3).
(c)We acquired investments in Belgium during the year ended December 31, 2022. We acquired an investment in Mauritius in connection with the CPA:18 Merger in August 2022 (Note 3).
(d)Amount for the year ended December 31, 2022 excludes properties acquired in the CPA:18 Merger (Note 3). Amounts for the years ended December 31, 2022 and 2021 include $19.8 million and $217.0 million, respectively, of sale-leasebacks classified as loans receivable (Note 6). Amounts for the years ended December 31, 2022 and 2021 include $89.5 million and $103.7 million, respectively, of funding for a construction loan (Note 8).

W. P. Carey 2022 10-K – 26

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at December 31, 2022 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
U-Haul Moving Partners Inc. and Mercury Partners, LP	Net lease self-storage properties in the U.S.	78	$38,751	2.8%	1.3
State of Andalucía (a)	Government office properties in Spain	70	29,271	2.1%	12.0
Metro Cash & Carry Italia S.p.A. (a)	Business-to-business wholesale stores in Italy and Germany	20	27,512	2.0%	5.8
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	Do-it-yourself retail properties in Germany	35	27,250	2.0%	14.2
Extra Space Storage, Inc.	Net lease self-storage properties in the U.S.	27	22,957	1.7%	21.3
OBI Group (a)	Do-it-yourself retail properties in Poland	26	22,266	1.6%	7.8
Marriott Corporation (b)	Net lease hotel properties in the U.S.	18	21,350	1.6%	1.0
Nord Anglia Education, Inc.	K-12 private schools in the U.S.	3	20,981	1.5%	20.7
Advance Auto Parts, Inc.	Distribution facilities in the U.S.	29	19,851	1.4%	10.1
Eroski Sociedad Cooperativa (a)	Grocery stores and warehouses in Spain	63	19,705	1.4%	13.2
Total		369	$249,894	18.1%	10.1
__________
(a)ABR amounts are subject to fluctuations in foreign currency exchange rates.
(b)ABR for this tenant includes $16.1 million from a lease that expired in January 2023. Upon lease expiration, these properties were converted from net lease properties to operating properties.

W. P. Carey 2022 10-K – 27

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
South
Texas	$115,176	8.3%	12,609	7.2%
Florida	54,064	3.9%	4,544	2.6%
Georgia	28,411	2.1%	4,721	2.7%
Tennessee	25,545	1.8%	4,136	2.3%
Alabama	20,072	1.5%	3,334	1.9%
Other (b)	14,529	1.1%	2,237	1.3%
Total South	257,797	18.7%	31,581	18.0%
Midwest
Illinois	75,252	5.5%	10,864	6.2%
Minnesota	34,977	2.5%	3,686	2.1%
Indiana	29,312	2.1%	5,222	3.0%
Michigan	28,311	2.1%	4,705	2.7%
Ohio	28,303	2.0%	6,181	3.5%
Wisconsin	18,126	1.3%	3,276	1.8%
Other (b)	42,430	3.1%	6,230	3.5%
Total Midwest	256,711	18.6%	40,164	22.8%
East
North Carolina	38,333	2.8%	8,302	4.7%
Pennsylvania	32,169	2.3%	3,527	2.0%
New York	19,373	1.4%	2,257	1.3%
Kentucky	18,638	1.4%	3,063	1.7%
South Carolina	18,556	1.3%	4,949	2.8%
Massachusetts	18,209	1.3%	1,387	0.8%
New Jersey	15,735	1.1%	943	0.5%
Virginia	14,652	1.1%	1,854	1.1%
Other (b)	25,029	1.8%	3,884	2.2%
Total East	200,694	14.5%	30,166	17.1%
West
California	64,977	4.7%	6,417	3.6%
Arizona	30,417	2.2%	3,437	2.0%
Other (b)	64,897	4.7%	6,994	4.0%
Total West	160,291	11.6%	16,848	9.6%
United States Total	875,493	63.4%	118,759	67.5%
International
Germany	71,304	5.2%	7,020	4.0%
Spain	63,779	4.6%	5,187	3.0%
Poland	63,552	4.6%	8,631	4.9%
The Netherlands	55,666	4.0%	7,054	4.0%
United Kingdom	51,977	3.8%	4,766	2.7%
Italy	26,884	1.9%	2,541	1.4%
Denmark	23,526	1.7%	3,039	1.7%
France	19,920	1.4%	1,679	1.0%
Croatia	19,475	1.4%	2,063	1.2%
Canada	16,337	1.2%	2,492	1.4%
Norway	15,533	1.1%	753	0.4%
Other (c)	78,453	5.7%	11,973	6.8%
International Total	506,406	36.6%	57,198	32.5%
Total	$1,381,899	100.0%	175,957	100.0%

W. P. Carey 2022 10-K – 28

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$366,777	26.5%	62,521	35.6%
Warehouse	333,713	24.1%	63,192	35.9%
Office	239,941	17.4%	16,703	9.5%
Retail (d)	231,839	16.8%	20,290	11.5%
Self Storage (net lease)	61,708	4.5%	5,810	3.3%
Other (e)	147,921	10.7%	7,441	4.2%
Total	$1,381,899	100.0%	175,957	100.0%
__________
(a)Includes square footage for any vacant properties.
(b)Other properties within South include assets in Louisiana, Arkansas, Oklahoma, and Mississippi. Other properties within Midwest include assets in Iowa, Missouri, Kansas, Nebraska, South Dakota, and North Dakota. Other properties within East include assets in Maryland, Connecticut, West Virginia, New Hampshire, and Maine. Other properties within West include assets in Utah, Oregon, Colorado, Washington, Nevada, Hawaii, Idaho, New Mexico, Wyoming, and Montana.
(c)Includes assets in Lithuania, Mexico, Finland, Belgium, Hungary, Mauritius, Slovakia, Portugal, the Czech Republic, Austria, Sweden, Japan, Latvia, and Estonia.
(d)Includes automotive dealerships.
(e)Includes ABR from tenants with the following property types: hotel (net lease), education facility, laboratory, specialty, fitness facility, research and development, student housing (net lease), theater, funeral home, restaurant, land, and parking.

W. P. Carey 2022 10-K – 29

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$283,868	20.5%	36,457	20.7%
Consumer Services	110,969	8.0%	8,067	4.6%
Beverage and Food	105,906	7.7%	15,759	9.0%
Automotive	85,966	6.2%	13,477	7.7%
Grocery	79,516	5.8%	8,363	4.8%
Cargo Transportation	63,473	4.6%	9,550	5.4%
Hotel and Leisure	57,132	4.1%	3,060	1.7%
Healthcare and Pharmaceuticals	55,806	4.0%	5,557	3.2%
Capital Equipment	55,593	4.0%	8,459	4.8%
Business Services	48,375	3.5%	4,113	2.3%
Containers, Packaging, and Glass	46,942	3.4%	8,266	4.7%
Durable Consumer Goods	46,761	3.4%	10,300	5.9%
Construction and Building	46,583	3.4%	9,235	5.2%
Sovereign and Public Finance	42,578	3.1%	3,560	2.0%
High Tech Industries	36,027	2.6%	3,574	2.0%
Insurance	30,862	2.2%	2,024	1.1%
Chemicals, Plastics, and Rubber	29,935	2.2%	5,254	3.0%
Non-Durable Consumer Goods	26,374	1.9%	6,244	3.5%
Banking	23,894	1.7%	1,426	0.8%
Metals	18,673	1.4%	3,259	1.9%
Telecommunications	16,839	1.2%	1,686	1.0%
Other (b)	69,827	5.1%	8,267	4.7%
Total	$1,381,899	100.0%	175,957	100.0%
__________
(a)Includes automotive dealerships.
(b)Includes ABR from tenants in the following industries: media: broadcasting and subscription, aerospace and defense, wholesale, media: advertising, printing, and publishing, oil and gas, utilities: electric, environmental industries, consumer transportation, forest products and paper, electricity, and real estate. Also includes square footage for vacant properties.

W. P. Carey 2022 10-K – 30

Lease Expirations
(dollars and square footage in thousands)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
2023 (b)	36	30	$54,228	3.9%	5,500	3.1%
2024 (c)	41	35	90,330	6.6%	11,230	6.4%
2025	53	32	61,241	4.4%	7,068	4.0%
2026	46	36	64,074	4.7%	9,081	5.1%
2027	57	33	82,953	6.0%	8,906	5.1%
2028	46	28	69,298	5.0%	5,589	3.2%
2029	57	29	68,802	5.0%	8,337	4.7%
2030	34	29	73,128	5.3%	6,165	3.5%
2031	37	21	70,249	5.1%	8,749	5.0%
2032	41	22	44,204	3.2%	6,200	3.5%
2033	31	24	81,864	5.9%	11,377	6.5%
2034	49	18	83,347	6.0%	8,638	4.9%
2035	14	14	29,388	2.1%	4,957	2.8%
2036	49	19	84,795	6.1%	13,524	7.7%
Thereafter (>2036)	261	107	423,998	30.7%	58,555	33.3%
Vacant	—	—	—	—%	2,081	1.2%
Total	852		$1,381,899	100.0%	175,957	100.0%
__________
(a)Assumes tenants do not exercise any renewal options or purchase options.
(b)Includes ABR of $16.1 million from a tenant (Marriott Corporation) with a lease that expired in January 2023. Upon lease expiration, these properties were converted from net lease properties to operating properties.
(c)Includes ABR of $38.8 million from a tenant (U-Haul Moving Partners, Inc. and Mercury Partners, LP) that holds an option to repurchase the 78 properties it is leasing in April 2024. There can be no assurance that such repurchase will be completed.

Rent Collections

Through the date of this Report, we received from tenants over 99.3% of contractual base rent that was due during the fourth quarter of 2022 (based on contractual minimum ABR as of September 30, 2022).

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of December 31, 2022. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

W. P. Carey 2022 10-K – 31

Results of Operations

We operate in two reportable segments: Real Estate and Investment Management. We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality, and number of properties in our Real Estate segment. We focus our efforts on accretive investing and improving portfolio quality through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio. Through our Investment Management segment, we expect to continue to earn fees and other income from the management of the CESH portfolio until it reaches the end of its life cycle. Refer to Note 17 for tables presenting the comparative results of our Real Estate and Investment Management segments.

Real Estate

Revenues

The following table presents revenues within our Real Estate segment (in thousands):

	Years Ended December 31,
	2022	2021	Change
Real Estate Revenues
Lease revenues from:
Existing net-leased properties	$1,110,502	$1,103,945	$6,557
Recently acquired net-leased properties	140,431	53,687	86,744
Net-leased properties acquired in the CPA:18 Merger	36,040	—	36,040
Net-leased properties sold or held for sale	14,644	19,806	(5,162)
Total lease revenues (including reimbursable tenant costs)	1,301,617	1,177,438	124,179
Income from direct financing leases and loans receivable	74,266	67,555	6,711
Operating property revenues from:
Operating properties acquired in the CPA:18 Merger	39,193	—	39,193
Existing operating properties	20,037	13,478	6,559
Total operating property revenues	59,230	13,478	45,752
Other lease-related income	32,988	53,655	(20,667)
	$1,468,101	$1,312,126	$155,975

W. P. Carey 2022 10-K – 32

Lease Revenues

“Existing net-leased properties” are those that we acquired or placed into service prior to January 1, 2021 and that were not sold or held for sale during the periods presented. For the periods presented, there were 1,108 existing net-leased properties.

For the year ended December 31, 2022 as compared to 2021, lease revenues from existing net-leased properties increased due to the following items (in millions):
__________
(a)Excludes fixed minimum rent increases, which are reflected as straight-line rent adjustments within lease revenues.
(b)Primarily related to (i) straight-line rent adjustments and (ii) write-offs of above/below-market rent intangibles.

“Recently acquired net-leased properties” are those that we acquired or placed into service subsequent to December 31, 2020 and that were not sold or held for sale during the periods presented. Since January 1, 2021, we acquired 48 investments (comprised of 192 properties and six land parcels under buildings that we already own) and placed three properties into service.

“Net-leased properties acquired in the CPA:18 Merger” on August 1, 2022 (Note 3) consisted of 38 net-leased properties, which contributed five months of lease revenue, depreciation and amortization, and property expenses during the year ended December 31, 2022.

“Net-leased properties sold or held for sale” include (i) 23 net-leased properties disposed of during the year ended December 31, 2022; (ii) three net-leased properties classified as held for sale at December 31, 2022, one of which was sold in January 2023 (Note 5, Note 18); and (iii) 24 net-leased properties disposed of during the year ended December 31, 2021. Our dispositions are more fully described in Note 16.

W. P. Carey 2022 10-K – 33

Income from Direct Financing Leases and Loans Receivable

For the year ended December 31, 2022 as compared to 2021, income from direct financing leases and loans receivable decreased due to the following items (in millions):

Operating Property Revenues and Expenses

“Operating properties acquired in the CPA:18 Merger” on August 1, 2022 (Note 3) consisted of 65 self-storage properties and two student housing properties, which contributed five months of operating property revenues, depreciation and amortization, and operating property expenses during the year ended December 31, 2022.

“Existing operating properties” are those that we acquired or placed into service prior to January 1, 2021 and that were not sold or held for sale during the periods presented. For the periods presented, we recorded operating property revenues from 11 existing operating properties, comprised of ten self-storage operating properties (which excludes nine self-storage properties accounted for under the equity method) and one hotel operating property. For our hotel operating property, revenues and expenses increased by $4.9 million and $2.8 million, respectively, for the year ended December 31, 2022 as compared to 2021, reflecting higher occupancy as the hotel’s business recovers from the ongoing COVID-19 pandemic.

Other Lease-Related Income

Other lease-related income is described in Note 5.

Operating Expenses

Depreciation and Amortization

For the year ended December 31, 2022 as compared to 2021, depreciation and amortization expense for net-leased properties and self-storage operating properties increased primarily due to the impact of net acquisition activity (including properties acquired in the CPA:18 Merger (Note 3)), partially offset by the weakening of foreign currencies (primarily the euro and British pound sterling) in relation to the U.S. dollar between the periods.

W. P. Carey 2022 10-K – 34

General and Administrative

All general and administrative expenses are recognized within our Real Estate segment.

For the year ended December 31, 2022 as compared to 2021, general and administrative expenses increased by $7.1 million, primarily due to higher compensation expense, increased professional fees resulting from the CPA:18 Merger, and higher travel costs.

Property Expenses, Excluding Reimbursable Tenant Costs

For the year ended December 31, 2022 as compared to 2021, property expenses, excluding reimbursable tenant costs, increased by $2.9 million, primarily due to due to tenant vacancies during 2021 and 2022 (which resulted in property expenses no longer being reimbursable) and property expenses incurred on acquisitions since January 1, 2021 (Note 3).

Impairment Charges

Our impairment charges are described in Note 9.

Stock-based Compensation Expense

For a description of our equity plans and awards, please see Note 14. Stock-based compensation expense is fully recognized within our Real Estate segment.

For the year ended December 31, 2022 as compared to 2021, stock-based compensation expense increased by $8.0 million, primarily due to changes in the projected payout for performance share units.

Merger and Other Expenses

For the years ended December 31, 2022 and 2021, merger and other expenses are primarily comprised of costs incurred in connection with the CPA:18 Merger (Note 3) and/or reversals of estimated liabilities for German real estate transfer taxes that were previously recorded in connection with mergers in prior years.

Other Income and (Expenses), and (Provision for) Benefit from Income Taxes

Interest Expense

For the year ended December 31, 2022 as compared to 2021, interest expense increased by $22.3 million, primarily due to (i) $20.1 million of interest expense incurred from August through December 2022 related to non-recourse mortgage loans assumed in the CPA:18 Merger (Note 3), (ii) higher outstanding balances and interest rates on our Senior Unsecured Credit Facility, and (iii) five senior unsecured notes issuances totaling $1.7 billion (based on the exchange rate of the euro on the dates of issuance for our euro-denominated senior unsecured notes) with a weighted-average interest rate of 2.1% completed since January 1, 2021, partially offset by (i) the weakening of foreign currencies (primarily the euro and British pound sterling) in relation to the U.S. dollar between the periods and (ii) the reduction of our mortgage debt outstanding by prepaying or repaying at or close to maturity a total of $892.9 million of non-recourse mortgage loans with a weighted-average interest rate of 4.8% since January 1, 2021.

The following table presents certain information about our outstanding debt (dollars in thousands):

	Years Ended December 31,
	2022	2021
Average outstanding debt balance	$7,392,208	$6,906,997
Weighted-average interest rate	2.7%	2.6%

The weighted-average interest rate for our debt instruments as of December 31, 2022 increased to 3.0% as compared to 2.5% as of December 31, 2021, and is expected to be further impacted by rising interest rates over the next year.

W. P. Carey 2022 10-K – 35

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on (i) the mark-to-market fair value of equity securities, (ii) extinguishment of debt, and (iii) foreign currency exchange rate movements. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation. All of our foreign currency-denominated unsecured debt instruments were designated as net investment hedges during the years ended December 31, 2022 and 2021. Therefore, no gains and losses on foreign currency exchange rate movements were recognized on the remeasurement of such instruments during those periods (Note 10).

The following table presents other gains and (losses) within our Real Estate segment (in thousands):

	Years Ended December 31,
	2022	2021	Change
Other Gains and (Losses)
Non-cash unrealized gains related to an increase in the fair value of our investment in common shares of WLT (Note 9)	$49,233	$—	$49,233
Non-cash unrealized gains related to an increase in the fair value of our investment in shares of Lineage Logistics (Note 9)	38,582	76,312	(37,730)
Net realized and unrealized losses on foreign currency exchange rate movements (a)	(26,866)	(15,608)	(11,258)
Non-cash unrealized gains related to an increase in the fair value of our investment in preferred shares of WLT (Note 9)	18,688	—	18,688
Change in allowance for credit losses on finance receivables (Note 6)	14,363	(266)	14,629
Gain on repayment of secured loan receivable (b)	10,613	—	10,613
Adjustment to insurance receivable acquired as part of a prior merger (c)	(9,358)	—	(9,358)
Gain (loss) on extinguishment of debt (d)	1,301	(75,339)	76,640
Other	593	1,225	(632)
	$97,149	$(13,676)	$110,825
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
(d)Amount for the year ended December 31, 2021 is related to the prepayment of mortgage loans (primarily comprised of prepayment penalties totaling $45.2 million) and redemption of the €500.0 million of 2.0% Senior Notes due 2023 in March 2021 (primarily comprised of a “make-whole” amount of $26.2 million related to the redemption) (Note 11).

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gain on the sale of properties that were disposed of during the reporting period. Our dispositions are more fully described in Note 16.

W. P. Carey 2022 10-K – 36

Non-Operating Income

Non-operating income primarily consists of realized gains and losses on derivative instruments, dividends from equity securities, and interest income on our loans to affiliates and cash deposits.

The following table presents non-operating income within our Real Estate segment (in thousands):

	Years Ended December 31,
	2022	2021	Change
Non-Operating Income
Realized gains on foreign currency collars (Note 10)	$24,058	$2,357	$21,701
Cash dividend from our investment in Lineage Logistics (Note 9)	4,308	6,438	(2,130)
Interest income related to our loans to affiliates and cash deposits	1,011	90	921
Cash dividends from our investment in preferred shares of WLT (Note 9)	912	4,893	(3,981)
	$30,289	$13,778	$16,511

Earnings (Losses) from Equity Method Investments in Real Estate

Our equity method investments in real estate are more fully described in Note 8. The following table presents earnings (losses) from equity method investments in real estate (in thousands):

	Years Ended December 31,
	2022	2021	Change
Earnings (Losses) from Equity Method Investments in Real Estate
Existing Equity Method Investments:
Earnings from Las Vegas Retail Complex	$10,077	$3,017	$7,060
Earnings from Johnson Self Storage (a)	4,334	2,460	1,874
Earnings from Kesko Senukai (b)	3,908	841	3,067
Earnings from Harmon Retail Center	1,051	1,108	(57)
Losses from WLT (c)	—	(10,790)	10,790
	19,370	(3,364)	22,734
Equity Method Investments Consolidated after the CPA:18 Merger (Note 3):
Proportionate share of impairment charge or other-than-temporary impairment charge recognized on Bank Pekao (Note 8, Note 9)	(4,610)	(13,220)	8,610
Earnings from Fortenova Grupa d.d. (d)	136	1,542	(1,406)
Other-than-temporary impairment charge on State Farm Mutual Automobile Insurance Co. (Note 8, Note 9)	—	(6,830)	6,830
Other	1,325	2,223	(898)
	(3,149)	(16,285)	13,136
	$16,221	$(19,649)	$35,870
__________
(a)Increase is primarily due to higher occupancy and unit rates at these self-storage facilities.
(b)Increase is primarily due to higher rent collections at these retail properties, where certain rents were previously disputed and subsequently collected.
(c)Loss for 2021 is primarily due to the adverse impact of the COVID-19 pandemic on WLT’s operations. We recorded losses from this investment on a one quarter lag. This investment was reclassified to equity securities at fair value within Other assets, net on our consolidated balance sheets in January 2022 (Note 9).
(d)Amount for 2021 reflects our proportionate share of a gain recognized on the sale of one of the properties in this portfolio.

W. P. Carey 2022 10-K – 37

(Provision for) Benefit from Income Taxes

For the year ended December 31, 2022 as compared to 2021, provision for income taxes within our Real Estate segment decreased by $7.3 million, primarily due to (i) deferred tax benefits totaling $3.5 million recognized during 2022 related to the release of valuation allowances on certain foreign properties, (ii) trade taxes of $1.8 million recognized during 2021 as a result of the completion of a tax review on a portfolio of properties in Germany, and (iii) tax benefits of $0.7 million recognized on certain foreign properties during 2022 as a result of a tax court ruling.

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented, we acted as advisor to the following Managed Programs: CPA:18 – Global (through August 1, 2022), CWI 1 and CWI 2 (through April 13, 2020), and CESH. Upon completion of the CPA:18 Merger on August 1, 2022 (Note 3), the advisory agreement with CPA:18 – Global was terminated, and we ceased earning revenue from CPA:18 – Global. The CWI 1 and CWI 2 Merger closed on April 13, 2020, and as a result, CWI 2 was renamed Watermark Lodging Trust, Inc., for which we provided certain services pursuant to a transition services agreement, which was terminated on October 13, 2021 (Note 4).

We no longer raise capital for new or existing funds, but we currently expect to continue managing CESH and earn the various fees described below through the end of its life cycle (Note 1, Note 4).

Revenues

The following table presents revenues within our Investment Management segment (in thousands):

	Years Ended December 31,
	2022	2021	Change
Investment Management Revenues
Asset management and other revenue
CPA:18 – Global	$6,956	$12,528	$(5,572)
CESH	1,511	2,835	(1,324)
	8,467	15,363	(6,896)
Reimbursable costs from affiliates
CPA:18 – Global	2,040	2,874	(834)
CESH	478	878	(400)
WLT	—	283	(283)
	2,518	4,035	(1,517)
	$10,985	$19,398	$(8,413)

Asset Management and Other Revenue

During the periods presented, we earned asset management revenue from (i) CPA:18 – Global (prior to the CPA:18 Merger) based on the value of its real estate-related assets under management and (ii) CESH based on its gross assets under management at fair value. For 2022, we received asset management fees from (i) CPA:18 – Global in shares of its common stock through February 28, 2022; effective as of March 1, 2022, we receive asset management fees from CPA:18 – Global in cash in light of the CPA:18 Merger, which closed on August 1, 2022 (Note 3), and (ii) CESH in cash. Asset management revenues from CESH are expected to decline as assets are sold.

Operating Expenses

Impairment Charges — Investment Management Goodwill

Our impairment charges on Investment Management goodwill are more fully described in Note 9.

W. P. Carey 2022 10-K – 38

Other Income and Expenses, and (Provision for) Benefit from Income Taxes

Earnings from Equity Method Investments in the Managed Programs

The following table presents the details of our earnings from equity method investments in the Managed Programs (Note 8) (in thousands):

	Years Ended December 31,
	2022	2021
Earnings from equity method investments in the Managed Programs:
Distributions of Available Cash from CPA:18 – Global (a)	$8,746	$7,345
Earnings from equity method investments in the Managed Programs (a) (b)	4,542	1,475
Earnings from equity method investments in the Managed Programs	$13,288	$8,820
__________
(a)As a result of the completion of the CPA:18 Merger on August 1, 2022 (Note 3), we no longer recognize equity income from our investment in shares of common stock of CPA:18 – Global or receive distributions of Available Cash from CPA:18 – Global.
(b)The increase for the year ended December 31, 2022 as compared to 2021 was primarily due to an increase of $3.1 million from our investment in shares of CPA:18 – Global.

(Provision for) Benefit from Income Taxes

For the year ended December 31, 2022 we recorded a provision for income taxes of $6.3 million, compared to a benefit from income taxes of $0.2 million recognized during the year ended December 31, 2021, within our Investment Management segment. During 2022, in connection with the CPA:18 Merger, we incurred one-time current taxes upon the recognition of taxable income associated with the accelerated vesting of shares previously issued by CPA:18 – Global to us for asset management services performed.

Liquidity and Capital Resources

Sources and Uses of Cash During the Year

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund dividends to stockholders. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of our equity and debt offerings; the timing of purchases and sales of real estate; the timing of the repayment of mortgage loans and receipt of lease revenues; the timing and amount of other lease-related payments; the timing of settlement of foreign currency transactions; changes in foreign currency exchange rates; and the timing of distributions from equity method investments. We no longer receive certain fees and distributions from CPA:18 – Global following the completion of the CPA:18 Merger on August 1, 2022 (Note 3). Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, available capacity under our Senior Unsecured Credit Facility, proceeds from dispositions of properties, and the issuance of additional debt or equity securities, such as issuances of common stock through our ATM Forwards (Note 13), in order to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities increased by $77.1 million during 2022 as compared to 2021, primarily due to an increase in cash flow generated from net investment activity (including properties acquired in the CPA:18 Merger (Note 3)) and scheduled rent increases at existing properties. These increases were partially offset by higher interest expense and merger expenses recognized during the current year related to the CPA:18 Merger (Note 3).

W. P. Carey 2022 10-K – 39

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and funding for build-to-suit activities and other capital expenditures on real estate. In connection with the CPA:18 Merger, we paid $423.4 million in cash consideration, and acquired $331.1 million of cash and restricted cash. We received $147.6 million of proceeds from the redemption of WLT preferred stock and cash exchanged for WLT common stock (Note 9). In addition, during the year ended December 31, 2022, we used $26.0 million to fund short-term loans to the Managed Programs, all of which were repaid during that period (Note 4). We also received $7.1 million in distributions from equity method investments.

Financing Activities — Our financing activities are generally comprised of borrowings and repayments under our Unsecured Revolving Credit Facility and Unsecured Term Loans, issuances of the Senior Unsecured Notes, payments and prepayments of non-recourse mortgage loans, and payments of dividends to stockholders. In addition to these types of transactions, during the year ended December 31, 2022, we received (i) $284.3 million in net proceeds from the issuance of common stock under our Equity Forwards (Note 14) and (ii) $218.1 million in net proceeds from the issuance of shares under our prior ATM Program (Note 14).

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	December 31,
	2022	2021
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$5,916,400	$5,701,913
Non-recourse mortgages (a)	824,270	235,898
	6,740,670	5,937,811
Variable rate:
Unsecured Term Loans (a)	552,539	310,583
Unsecured Revolving Credit Facility	276,392	410,596
Non-recourse mortgages (a):
Floating interest rate mortgage loans	213,958	53,571
Amount subject to interest rate swaps and caps	94,189	79,055
	1,137,078	853,805
	$7,877,748	$6,791,616

Percent of Total Debt
Fixed rate	86%	87%
Variable rate	14%	13%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	2.9%	2.7%
Variable rate (b)	3.6%	1.1%
Total debt	3.0%	2.5%

____________
(a)Aggregate debt balance includes unamortized discount, net, totaling $35.9 million and $30.9 million as of December 31, 2022 and 2021, respectively, and unamortized deferred financing costs totaling $26.0 million and $28.8 million as of December 31, 2022 and 2021, respectively.
(b)The impact of our interest rate swaps and caps is reflected in the weighted-average interest rates.

W. P. Carey 2022 10-K – 40

Cash Resources

At December 31, 2022, our cash resources consisted of the following:

•cash and cash equivalents totaling $168.0 million. Of this amount, $96.6 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•our Unsecured Revolving Credit Facility, with available capacity of $1.5 billion (net of amounts reserved for standby letters of credit totaling $0.6 million);
•available proceeds under our ATM Forwards of approximately $530.0 million; and
•unleveraged properties that had an aggregate asset carrying value of approximately $13.1 billion at December 31, 2022, although there can be no assurance that we would be able to obtain financing for these properties.

We may also access the capital markets through additional debt (denominated in both U.S. dollars and euros) and equity offerings.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements and Liquidity

As of December 31, 2022, we had (i) $168.0 million of cash and cash equivalents, (ii) approximately $1.5 billion of available capacity under our Unsecured Revolving Credit Facility (net of amounts reserved for standby letters of credit totaling $0.6 million), and (iii) available proceeds under our ATM Forwards of approximately $530.0 million. Our Senior Unsecured Credit Facility includes a $1.8 billion Unsecured Revolving Credit Facility and Unsecured Term Loans outstanding totaling $552.5 million as of December 31, 2022 (Note 11), and is scheduled to mature on February 20, 2025. As of December 31, 2022, scheduled debt principal payments total $456.7 million through December 31, 2023 and $1.7 billion through December 31, 2024, and our Senior Unsecured Notes do not start to mature until April 2024 (Note 11).

During the next 12 months following December 31, 2022 and thereafter, we expect that our significant cash requirements will include:

•paying dividends to our stockholders; (which we expect to be higher, following the issuance of 13,786,302 shares of our common stock in the CPA:18 Merger (Note 3));
•funding acquisitions of new investments (Note 5);
•funding future capital commitments and tenant improvement allowances (Note 5);
•making scheduled principal and balloon payments on our debt obligations (Note 11);
•making scheduled interest payments on our debt obligations (future interest payments total $927.7 million, with $231.6 million due during the next 12 months; interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at December 31, 2022); and
•other normal recurring operating expenses.

We expect to fund these cash requirements through cash generated from operations, cash received from dispositions of properties, the use of our cash reserves or unused amounts on our Unsecured Revolving Credit Facility (as described above), issuances of common stock through our ATM Program (Note 13), and potential issuances of additional debt or equity securities. We may also choose to prepay certain of our non-recourse mortgage loan obligations, depending on our capital needs and market conditions at that time.

Our liquidity could be adversely affected by unanticipated costs, greater-than-anticipated operating expenses, and the ongoing impact of the COVID-19 pandemic. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, available capacity under our Unsecured Revolving Credit Facility, mortgage loan proceeds, and the issuance of additional debt or equity securities to meet these needs.

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at December 31, 2022.

W. P. Carey 2022 10-K – 41

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

W. P. Carey 2022 10-K – 42

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

Consolidated FFO and AFFO were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Net income attributable to W. P. Carey	$599,139	$409,988
Adjustments:
Depreciation and amortization of real property	500,764	470,554
Gain on sale of real estate, net	(43,476)	(40,425)
Impairment charges — real estate	39,119	24,246
Gain on change in control of interests (a) (b)	(33,931)	—
Impairment charges — Investment Management goodwill (c)	29,334	—
Proportionate share of adjustments to earnings from equity method investments (d) (e)	15,155	32,213
Proportionate share of adjustments for noncontrolling interests (f)	(491)	(16)
Total adjustments	506,474	486,572
FFO (as defined by NAREIT) attributable to W. P. Carey	1,105,613	896,560
Adjustments:
Other (gains) and losses (g)	(96,038)	12,885
Straight-line and other leasing and financing adjustments (h)	(54,431)	(83,267)
Above- and below-market rent intangible lease amortization, net	41,390	53,585
Stock-based compensation	32,841	24,881
Merger and other expenses (i)	19,387	(4,546)
Amortization of deferred financing costs	17,203	13,523
Tax benefit — deferred and other	(3,759)	(5,967)
Other amortization and non-cash items	1,931	1,709
Proportionate share of adjustments to earnings from equity method investments (e)	(2,770)	12,152
Proportionate share of adjustments for noncontrolling interests (f)	(769)	(24)
Total adjustments	(45,015)	24,931
AFFO attributable to W. P. Carey	$1,060,598	$921,491

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$1,105,613	$896,560
AFFO attributable to W. P. Carey	$1,060,598	$921,491

W. P. Carey 2022 10-K – 43

FFO and AFFO from Real Estate were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Net income from Real Estate attributable to W. P. Carey	$591,603	$384,766
Adjustments:
Depreciation and amortization of real property	500,764	470,554
Gain on sale of real estate, net	(43,476)	(40,425)
Impairment charges — real estate	39,119	24,246
Gain on change in control of interests (a) (b)	(11,405)	—
Proportionate share of adjustments to earnings from equity method investments (d) (e)	15,155	32,213
Proportionate share of adjustments for noncontrolling interests (f)	(491)	(16)
Total adjustments	499,666	486,572
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	1,091,269	871,338
Adjustments:
Other (gains) and losses (g)	(97,149)	13,676
Straight-line and other leasing and financing adjustments (h)	(54,431)	(83,267)
Above- and below-market rent intangible lease amortization, net	41,390	53,585
Stock-based compensation	32,841	24,881
Merger and other expenses (i)	19,384	(4,597)
Amortization of deferred financing costs	17,203	13,523
Tax benefit — deferred and other	(8,164)	(4,938)
Other amortization and non-cash items	1,931	1,709
Proportionate share of adjustments to earnings from equity method investments (e)	(723)	10,253
Proportionate share of adjustments for noncontrolling interests (f)	(769)	(24)
Total adjustments	(48,487)	24,801
AFFO attributable to W. P. Carey — Real Estate	$1,042,782	$896,139

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	$1,091,269	$871,338
AFFO attributable to W. P. Carey — Real Estate	$1,042,782	$896,139

W. P. Carey 2022 10-K – 44

FFO and AFFO from Investment Management were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Net income from Investment Management attributable to W. P. Carey	$7,536	$25,222
Adjustments:
Impairment charges — Investment Management goodwill (c)	29,334	—
Gain on change in control of interests (a) (b)	(22,526)	—
Total adjustments	6,808	—
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	14,344	25,222
Adjustments:
Tax expense (benefit) — deferred and other	4,405	(1,029)
Other (gains) and losses (g)	1,111	(791)
Merger and other expenses	3	51
Proportionate share of adjustments to earnings from equity method investments (e)	(2,047)	1,899
Total adjustments	3,472	130
AFFO attributable to W. P. Carey — Investment Management	$17,816	$25,352

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	$14,344	$25,222
AFFO attributable to W. P. Carey — Investment Management	$17,816	$25,352
__________
(a)Amount for the year ended December 31, 2022 represents a gain recognized on the remaining interests in four investments acquired in the CPA:18 Merger, which we had previously accounted for under the equity method (Note 3).
(b)Amount for the year ended December 31, 2022 represents a gain recognized on our previously held interest in shares of CPA:18 – Global common stock in connection with the CPA:18 Merger (Note 3).
(c)Amount for the year ended December 31, 2022 represents an impairment charge recognized on goodwill within our Investment Management segment, since future Investment Management cash flows are expected to be minimal (Note 7, Note 9).
(d)Amount for the year ended December 31, 2022 includes our $4.6 million proportionate share of an impairment charge recognized on an equity method investment in real estate (Note 8). Amount for the year ended December 31, 2021 includes a non-cash other-than-temporary impairment charge of $6.8 million recognized on an equity method investment in real estate (Note 9)
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
(h)Amount for the year ended December 31, 2021 includes an adjustment to exclude $37.8 million of lease termination fees received from a tenant, as such amount was determined to be non-core income (Note 5).
(i)Amounts for the years ended December 31, 2022 and 2021 are primarily comprised of costs incurred in connection with the CPA:18 Merger (Note 3) and/or reversals of estimated liabilities for German real estate transfer taxes that were previously recorded in connection with mergers in prior years.

While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO and AFFO measures.

W. P. Carey 2022 10-K – 45

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we generally seek long-term debt financing on a fixed-rate basis. However, we are subject to variable-rate interest on our Unsecured Term Loans, Unsecured Revolving Credit Facility, and certain of our non-recourse mortgage debt. We have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with counterparties related to certain of our variable-rate non-recourse mortgage loans. See Note 10 for additional information on our interest rate swaps and caps.

At December 31, 2022, a significant portion (approximately 86.8%) of our long-term debt either bore interest at fixed rates or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 11 and Liquidity and Capital Resources — Summary of Financing in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2022 (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Fixed-rate debt (a) (b)	$239,146	$1,195,330	$791,654	$972,135	$533,760	$3,070,039	$6,802,064	$6,041,968
Variable-rate debt (a)	$217,562	$36,138	$872,622	$11,290	$—	$—	$1,137,612	$1,135,000
__________
(a)Amounts are based on the exchange rate at December 31, 2022, as applicable.
(b)Amounts after 2023 are primarily comprised of principal payments for our Senior Unsecured Notes (Note 11).

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at December 31, 2022 would increase or decrease by $5.9 million for our euro-denominated debt, by $3.7 million for our British pound sterling-denominated debt, by $0.3 million for U.S. dollar-denominated debt, and by $0.2 million for our Japanese yen-denominated debt for each respective 1% change in annual interest rates.

W. P. Carey 2022 10-K – 46

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Canadian dollar, the Japanese yen, and certain other currencies which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed several offerings of euro-denominated senior notes, and have borrowed under our Senior Unsecured Credit Facility in foreign currencies, including the euro, British pound sterling, and Japanese yen (Note 11). Volatile market conditions arising from the ongoing effects of the COVID-19 global pandemic, as well as other macroeconomic factors, may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, British pound sterling, or Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at December 31, 2022 of $2.7 million, $0.3 million, and less than $0.1 million, respectively, excluding the impact of our derivative instruments.

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

For the year ended December 31, 2022, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•67% related to domestic operations; and
•33% related to international operations.

At December 31, 2022, our net-lease portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our ABR as of that date:

•63% related to domestic properties;
•37% related to international properties;
•27% related to industrial facilities, 24% related to warehouse facilities, 17% related to office facilities, and 17% related to retail facilities; and
•21% related to the retail stores industry (including automotive dealerships).

W. P. Carey 2022 10-K – 47

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

W. P. Carey 2022 10-K – 48

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of W. P. Carey Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of W. P. Carey Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

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

W. P. Carey 2022 10-K – 49

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

Purchase Price Allocation for Asset Acquisitions and Business Combinations

As described in Note 2 to the consolidated financial statements, management determines whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired and liabilities assumed are not a business, management accounts for the transaction or other event as an asset acquisition. As described in Note 5, the Company completed real estate asset acquisitions with total capitalized costs of $1.2 billion during the year ended December 31, 2022. As described in Note 3, the Company accounted for the CPA:18 Merger as a business combination under the acquisition method of accounting for total merger consideration of approximately $1.6 billion during the year ended December 31, 2022. Land is typically valued utilizing the sales comparison (or market) approach. Buildings are valued, as if vacant, using the cost and/or income approach. Under the income approach, management uses either the discounted cash flow method or the direct capitalization method. For the discounted cash flow method, the fair value of real estate is determined (i) by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term and (ii) by the estimated residual value, which is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-tenanting of such property at estimated market rental rates and applying a selected capitalization rate. For the direct capitalization method, the fair value of real estate is determined (i) by the stabilized estimated net operating income for each property in the portfolio and (ii) a selected capitalization rate. For acquired properties with leases classified as operating leases, management allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. For acquired properties that do not qualify as sale-leaseback transactions, management records above- and below-market lease intangible assets and liabilities for acquired properties based on the present value, using a discount rate reflecting the risks associated with the leases acquired. For acquired properties with tenants in place, management records in-place lease intangible assets based on the estimated value ascribed to the avoidance of costs of leasing the properties for the remaining primary in-place lease terms.

The principal considerations for our determination that performing procedures relating to the purchase price allocation for asset acquisitions and business combinations is a critical audit matter are (i) the significant judgment by management to develop the fair value estimates of tangible and intangible assets and liabilities using the discounted cash flow and direct capitalization methods; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the market rental rates, capitalization rates, and discount rates used in the discounted cash flow method, and capitalization rates used in the direct capitalization method; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to purchase price allocations for asset acquisitions and business combinations, including controls over management’s valuation of the tangible and intangible assets and liabilities and controls over management’s review of the assumptions related to market rental rates, capitalization rates, and discount rates. These procedures also included, among others, (i) reading the executed purchase agreements and leasing documents; (ii) testing management’s process for developing the fair value estimates of tangible and intangible assets and liabilities, (iii) evaluating the appropriateness of the discounted cash flow and direct capitalization valuation methods, (iv) evaluating the reasonableness of the significant assumptions related to market rental rates, capitalization rates, and discount rates used in the discounted cash flow method, and capitalization rates used in the direct capitalization method, and (v) testing the completeness and accuracy of data used in the valuation methods. Evaluating management’s significant assumptions related to market rental rates, capitalization rates, and discount rates involved evaluating whether the assumptions used by management were reasonable considering (i) comparable market data and other industry

W. P. Carey 2022 10-K – 50

factors and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s valuation methods and (ii) the reasonableness of the significant assumptions related to market rental rates, capitalization rates, and discount rates.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 10, 2023

We have served as the Company’s auditor since 1973, which includes periods before the Company became subject to SEC reporting requirements.

W. P. Carey 2022 10-K – 51

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Investments in real estate:
Land, buildings and improvements — net lease and other	$13,338,857	$11,791,734
Land, buildings and improvements — operating properties	1,095,892	83,673
Net investments in direct financing leases and loans receivable	771,761	813,577
In-place lease intangible assets and other	2,659,750	2,386,000
Above-market rent intangible assets	833,751	843,410
Investments in real estate	18,700,011	15,918,394
Accumulated depreciation and amortization	(3,269,057)	(2,889,294)
Assets held for sale, net	57,944	8,269
Net investments in real estate	15,488,898	13,037,369
Equity method investments	327,502	356,637
Cash and cash equivalents	167,996	165,427
Due from affiliates	919	1,826
Other assets, net	1,079,308	1,017,842
Goodwill	1,037,412	901,529
Total assets (a)	$18,102,035	$15,480,630
Liabilities and Equity
Debt:
Senior unsecured notes, net	$5,916,400	$5,701,913
Unsecured term loans, net	552,539	310,583
Unsecured revolving credit facility	276,392	410,596
Non-recourse mortgages, net	1,132,417	368,524
Debt, net	7,877,748	6,791,616
Accounts payable, accrued expenses and other liabilities	623,843	572,846
Below-market rent and other intangible liabilities, net	184,584	183,286
Deferred income taxes	178,959	145,572
Dividends payable	228,257	203,859
Total liabilities (a)	9,093,391	7,897,179
Commitments and contingencies (Note 12)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 210,620,949 and 190,013,751 shares, respectively, issued and outstanding	211	190
Additional paid-in capital	11,706,836	9,977,686
Distributions in excess of accumulated earnings	(2,486,633)	(2,224,231)
Deferred compensation obligation	57,012	49,810
Accumulated other comprehensive loss	(283,780)	(221,670)
Total stockholders’ equity	8,993,646	7,581,785
Noncontrolling interests	14,998	1,666
Total equity	9,008,644	7,583,451
Total liabilities and equity	$18,102,035	$15,480,630
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

 See Notes to Consolidated Financial Statements.

W. P. Carey 2022 10-K – 52

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenues
Real Estate:
Lease revenues	$1,301,617	$1,177,438	$1,080,623
Income from direct financing leases and loans receivable	74,266	67,555	74,893
Operating property revenues	59,230	13,478	11,399
Other lease-related income	32,988	53,655	11,082
	1,468,101	1,312,126	1,177,997
Investment Management:
Asset management and other revenue	8,467	15,363	22,467
Reimbursable costs from affiliates	2,518	4,035	8,855
	10,985	19,398	31,322
	1,479,086	1,331,524	1,209,319
Operating Expenses
Depreciation and amortization	503,403	475,989	442,935
General and administrative	88,952	81,888	75,950
Reimbursable tenant costs	73,622	62,417	56,409
Property expenses, excluding reimbursable tenant costs	50,753	47,898	44,067
Impairment charges — real estate	39,119	24,246	35,830
Stock-based compensation expense	32,841	24,881	15,938
Impairment charges — Investment Management goodwill	29,334	—	—
Operating property expenses	27,054	9,848	9,901
Merger and other expenses	19,387	(4,546)	247
Reimbursable costs from affiliates	2,518	4,035	8,855
Subadvisor fees	—	—	1,469
	866,983	726,656	691,601
Other Income and Expenses
Interest expense	(219,160)	(196,831)	(210,087)
Other gains and (losses)	96,038	(12,885)	37,165
Gain on sale of real estate, net	43,476	40,425	109,370
Gain on change in control of interests	33,931	—	—
Non-operating income	30,309	13,860	9,587
Earnings (losses) from equity method investments	29,509	(10,829)	(18,557)
	14,103	(166,260)	(72,522)
Income before income taxes	626,206	438,608	445,196
(Provision for) benefit from income taxes	(27,724)	(28,486)	20,759
Net Income	598,482	410,122	465,955
Net loss (income) attributable to noncontrolling interests	657	(134)	(10,596)
Net Income Attributable to W. P. Carey	$599,139	$409,988	$455,359

Basic Earnings Per Share	$3.00	$2.25	$2.61
Diluted Earnings Per Share	$2.99	$2.24	$2.60
Weighted-Average Shares Outstanding
Basic	199,633,802	182,486,476	174,504,406
Diluted	200,427,124	183,127,098	174,839,428

See Notes to Consolidated Financial Statements.

W. P. Carey 2022 10-K – 53

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net Income	$598,482	$410,122	$465,955
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(63,149)	(35,736)	47,746
Unrealized gain (loss) on derivative instruments	19,732	35,305	(31,978)
(Reclassification of unrealized gain on investments to net income) / Unrealized gain on investments	(18,688)	18,688	—
	(62,105)	18,257	15,768
Comprehensive Income	536,377	428,379	481,723

Amounts Attributable to Noncontrolling Interests
Net loss (income)	657	(134)	(10,596)
Foreign currency translation adjustments	(5)	—	—
Unrealized gain on derivative instruments	—	(21)	(7)
Comprehensive loss (income) attributable to noncontrolling interests	652	(155)	(10,603)
Comprehensive Income Attributable to W. P. Carey	$537,029	$428,224	$471,120

See Notes to Consolidated Financial Statements.

W. P. Carey 2022 10-K – 54

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2022	190,013,751	$190	$9,977,686	$(2,224,231)	$49,810	$(221,670)	$7,581,785	$1,666	$7,583,451
Shares issued to stockholders of CPA:18 – Global in connection with CPA:18 Merger	13,786,302	14	1,205,736				1,205,750		1,205,750
Shares issued under Equity Forwards, net	3,925,000	4	284,198				284,202		284,202
Shares issued under ATM Program, net	2,740,295	3	218,098				218,101		218,101
Shares issued upon delivery of vested restricted share awards	152,830	—	(6,612)				(6,612)		(6,612)
Shares issued upon purchases under employee share purchase plan	2,771	—	205				205		205
Amortization of stock-based compensation expense			32,841				32,841		32,841
Deferral of vested shares, net			(6,696)		6,696		—		—
Acquisition of noncontrolling interests in connection with the CPA:18 Merger							—	14,367	14,367
Distributions to noncontrolling interests							—	(413)	(413)
Contributions from noncontrolling interests							—	30	30
Dividends declared ($4.242 per share)			1,380	(861,541)	506		(859,655)		(859,655)
Net income				599,139			599,139	(657)	598,482
Other comprehensive loss:
Foreign currency translation adjustments						(63,154)	(63,154)	5	(63,149)
Unrealized gain on derivative instruments						19,732	19,732		19,732
Reclassification of unrealized gain on investments to net income						(18,688)	(18,688)		(18,688)
Balance at December 31, 2022	210,620,949	$211	$11,706,836	$(2,486,633)	$57,012	$(283,780)	$8,993,646	$14,998	$9,008,644

(Continued)

W. P. Carey 2022 10-K – 55

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2021	175,401,757	$175	$8,925,365	$(1,850,935)	$42,014	$(239,906)	$6,876,713	$1,656	$6,878,369
Shares issued under Equity Forwards, net	9,798,209	10	697,034				697,044		697,044
Shares issued under ATM Program, net	4,690,073	5	340,061				340,066		340,066
Shares issued upon delivery of vested restricted share awards	119,268	—	(3,822)				(3,822)		(3,822)
Shares issued upon purchases under employee share purchase plan	4,444	—	305				305		305
Amortization of stock-based compensation expense			24,881				24,881		24,881
Deferral of vested shares, net			(7,044)		7,044		—		—
Distributions to noncontrolling interests							—	(145)	(145)
Dividends declared ($4.205 per share)			906	(783,284)	752		(781,626)		(781,626)
Net income				409,988			409,988	134	410,122
Other comprehensive loss:
Foreign currency translation adjustments						(35,736)	(35,736)		(35,736)
Unrealized gain on derivative instruments						35,284	35,284	21	35,305
Unrealized gain on investments						18,688	18,688		18,688
Balance at December 31, 2021	190,013,751	$190	$9,977,686	$(2,224,231)	$49,810	$(221,670)	$7,581,785	$1,666	$7,583,451

(Continued)

W. P. Carey 2022 10-K – 56

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2020	172,278,242	$172	$8,717,535	$(1,557,374)	$37,263	$(255,667)	$6,941,929	$6,244	$6,948,173
Cumulative-effect adjustment for the adoption of ASU 2016-13, Financial Instruments — Credit Losses				(14,812)			(14,812)		(14,812)
Shares issued under Equity Forwards, net	2,951,791	3	199,478				199,481		199,481
Shares issued upon delivery of vested restricted share awards	162,331	—	(5,372)				(5,372)		(5,372)
Shares issued upon purchases under employee share purchase plan	6,893	—	389				389		389
Shares issued under ATM Program, net	2,500	—	60				60		60
Amortization of stock-based compensation expense			15,938				15,938		15,938
Deferral of vested shares, net			(3,854)		3,854		—		—
Distributions to noncontrolling interests							—	(5,326)	(5,326)
Dividends declared ($4.172 per share)			1,191	(734,108)	897		(732,020)		(732,020)
Redemption of noncontrolling interest (Note 4)							—	(9,865)	(9,865)
Net income				455,359			455,359	10,596	465,955
Other comprehensive income:
Foreign currency translation adjustments						47,746	47,746		47,746
Unrealized loss on derivative instruments						(31,985)	(31,985)	7	(31,978)
Balance at December 31, 2020	175,401,757	$175	$8,925,365	$(1,850,935)	$42,014	$(239,906)	$6,876,713	$1,656	$6,878,369

See Notes to Consolidated Financial Statements.

W. P. Carey 2022 10-K – 57

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash Flows — Operating Activities
Net income	$598,482	$410,122	$465,955
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	519,741	490,722	456,210
Net realized and unrealized (gains) losses on extinguishment of debt, equity securities, foreign currency exchange rate movements, and other	(76,202)	15,505	(55,810)
Straight-line rent adjustments	(57,988)	(50,565)	(50,299)
Gain on sale of real estate, net	(43,476)	(40,425)	(109,370)
Amortization of rent-related intangibles and deferred rental revenue	43,249	56,910	52,736
Impairment charges — real estate	39,119	24,246	35,830
Gain on change in control of interests	(33,931)	—	—
Stock-based compensation expense	32,841	24,881	15,938
Distributions of earnings from equity method investments	30,236	15,471	9,419
(Earnings) losses from equity method investments	(29,509)	10,829	18,557
Impairment charges — Investment Management goodwill	29,334	—	—
(Decrease) increase in allowance for credit losses	(24,976)	266	22,259
Deferred income tax benefit	(8,071)	(4,703)	(49,076)
Asset management revenue received in shares of Managed Programs	(1,024)	(12,528)	(16,642)
Net changes in other operating assets and liabilities	(14,269)	(14,252)	5,831
Net Cash Provided by Operating Activities	1,003,556	926,479	801,538
Cash Flows — Investing Activities
Purchases of real estate	(1,145,734)	(1,306,858)	(656,313)
Cash paid to stockholders of CPA:18 – Global in the CPA:18 Merger	(423,435)	—	—
Cash and restricted cash acquired in connection with the CPA:18 Merger	331,063	—	—
Proceeds from sales of real estate	234,652	163,638	366,532
Proceeds from redemption of WLT preferred stock and cash exchanged for WLT common stock (Note 9)	147,625	—	—
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(104,441)	(113,616)	(207,256)
Capital contributions to equity method investments	(93,416)	(107,552)	(4,253)
Proceeds from repayment of loans receivable	34,000	—	11,000
Proceeds from repayment of short-term loans to affiliates	26,000	62,048	51,702
Funding of short-term loans to affiliates	(26,000)	(41,000)	(26,481)
Investments in loans receivable	(20,180)	(217,711)	—
Other investing activities, net	(19,767)	(19,631)	1,165
Return of capital from equity method investments	7,102	13,955	19,483
Purchases of securities	—	—	(95,511)
Net Cash Used in Investing Activities	(1,052,531)	(1,566,727)	(539,932)
Cash Flows — Financing Activities
Repayments of Unsecured Revolving Credit Facility	(2,168,392)	(1,663,869)	(1,137,026)
Proceeds from Unsecured Revolving Credit Facility	2,079,420	2,000,639	1,019,158
Dividends paid	(835,257)	(764,281)	(726,955)
Proceeds from issuance of Senior Unsecured Notes	334,775	1,385,059	495,495
Proceeds from shares issued under Equity Forwards, net of selling costs	284,259	697,044	199,716
Proceeds from Unsecured Term Loans	283,139	—	298,974
Proceeds from shares issued under ATM Program, net of selling costs	218,081	339,968	158
Scheduled payments of mortgage principal	(127,230)	(64,290)	(275,746)
Prepayments of mortgage principal	(10,381)	(745,124)	(68,501)
Other financing activities, net	8,839	4,606	8,917
Payments for withholding taxes upon delivery of equity-based awards	(6,612)	(3,822)	(5,372)
Payment of financing costs	(2,371)	(11,295)	(14,205)
Distributions to noncontrolling interests	(413)	(145)	(5,326)
Contributions from noncontrolling interests	30	—	—
Redemption of Senior Unsecured Notes	—	(617,442)	—
Net Cash Provided by (Used in) Financing Activities	57,887	557,048	(210,713)
Change in Cash and Cash Equivalents and Restricted Cash During the Year
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,721)	(10,629)	9,368
Net increase (decrease) in cash and cash equivalents and restricted cash	6,191	(93,829)	60,261
Cash and cash equivalents and restricted cash, beginning of year	217,950	311,779	251,518
Cash and cash equivalents and restricted cash, end of year	$224,141	$217,950	$311,779

See Notes to Consolidated Financial Statements.

W. P. Carey 2022 10-K – 58

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

W. P. Carey 2022 10-K – 59

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

On August 1, 2022, a non-traded REIT that we advised, Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global”) merged with and into one of our indirect subsidiaries (the “CPA:18 Merger”) (Note 3). At December 31, 2022, we were the advisor to Carey European Student Housing Fund I, L.P. (“CESH”), a limited partnership formed for the purpose of developing, owning, and operating student housing properties in Europe (Note 4).

We refer to CPA:18 – Global (prior to the CPA:18 Merger) and CESH collectively as the “Managed Programs.” We no longer raise capital for new or existing funds, but currently expect to continue managing CESH through the end of its life cycle (Note 4).

Reportable Segments

Real Estate — Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Northern and Western Europe, which are leased to companies on a triple-net lease basis. At December 31, 2022, our owned portfolio was comprised of our full or partial ownership interests in 1,449 properties, totaling approximately 176 million square feet (unaudited), substantially all of which were net leased to 392 tenants, with a weighted-average lease term of 10.8 years and an occupancy rate of 98.8% (unaudited). In addition, at December 31, 2022, our portfolio was comprised of full or partial ownership interests in 87 operating properties, including 84 self-storage properties, two student housing properties, and one hotel, totaling approximately 6.6 million square feet (unaudited).

Investment Management — Through our TRSs, we manage the real estate investment portfolio for CESH, for which we earn asset management revenue. We may also be entitled to receive certain distributions pursuant to our advisory arrangements with CESH. At December 31, 2022, CESH owned (i) all or a portion of three net-leased properties, totaling approximately 0.4 million square feet (unaudited), all of which were leased to one tenant, with an occupancy rate of 100.0% (unaudited), and (ii) one active build-to-suit project.

Note 2. Summary of Significant Accounting Policies

Critical Accounting Policies and Estimates

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the

W. P. Carey 2022 10-K – 60

Notes to Consolidated Financial Statements
identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We capitalize acquisition-related costs and fees associated with asset acquisitions. We immediately expense acquisition-related costs and fees associated with business combinations. All transaction costs incurred during the reporting period were capitalized since our acquisitions were classified as asset acquisitions (excluding the CPA:18 Merger).

Purchase Price Allocation of Tangible Assets — When we acquire properties with leases classified as operating leases, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The tangible assets consist of land, buildings, and site improvements. The intangible assets include the above- and below-market value of leases and the in-place leases, which includes the value of tenant relationships. Land is typically valued utilizing the sales comparison (or market) approach. Buildings are valued, as if vacant, using the cost and/or income approach. Under the cost approach, the fair value of real estate is based on estimated costs to construct a vacant building with similar characteristics. Under the income approach, we use either the discounted cash flow method or the direct capitalization method. For the discounted cash flow method, the fair value of real estate is determined (i) by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term and (ii) by the estimated residual value, which is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-tenanting of such property at estimated market rental rates, and applying a selected capitalization rate. For the direct capitalization method, the fair value of real estate is determined (i) by the stabilized estimated net operating income for each property in the portfolio and (ii) a selected capitalization rate.

Assumptions used in the model are property-specific where this information is available; however, when certain necessary information is not available, we use available regional and property-type information. Assumptions and estimates include the following:

•a discount rate or internal rate of return;
•market rents, growth factors of rents, and market lease term;
•capitalization rates to be applied to an estimate of market rent at the beginning and/or the end of the market lease term;
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

Purchase Price Allocation of Intangible Assets and Liabilities — For acquired properties that do not qualify as sale-leaseback transactions, we record above- and below-market lease intangible assets and liabilities for acquired properties based on the present value (using a discount rate reflecting the risks associated with the leases acquired including consideration of the credit of the lessee) of the difference between (i) the contractual rents to be paid pursuant to the leases negotiated or in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over the estimated lease term, which includes renewal options that have rental rates below estimated market rental rates. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. When we enter into sale-leaseback transactions with above- or below-market leases, the intangibles will be accounted for as loan receivables or prepaid rent liabilities, respectively. We measure the fair value of below-market

W. P. Carey 2022 10-K – 61

Notes to Consolidated Financial Statements
purchase option liabilities we acquire as the excess of the present value of the fair value of the real estate over the present value of the tenant’s exercise price at the option date. We determine these values using our estimates or by relying in part upon third-party valuations conducted by independent appraisal firms.

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

For acquired properties with tenants in place, we record in-place lease intangible assets based on the estimated value ascribed to the avoidance of costs of leasing the properties for the remaining primary in-place lease terms. The cost avoidance is derived first by determining the in-place lease term on the subject lease. Then, based on our review of the market, the cost to be borne by a property owner to replicate a market lease to the remaining in-place term is estimated. These costs consist of: (i) rent lost during downtime (i.e., assumed periods of vacancy), (ii) estimated expenses that would be incurred by the property owner during periods of vacancy, (iii) rent concessions (i.e., free rent), (iv) leasing commissions, and (v) tenant improvements allowances given to tenants. We determine these values using our estimates or by relying in part upon third-party valuations. We amortize the value of in-place lease intangibles to depreciation and amortization expense over the remaining initial term of each lease. The amortization period for intangibles does not exceed the remaining depreciable life of the building.

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

W. P. Carey 2022 10-K – 62

Notes to Consolidated Financial Statements
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

Equity Method Investments — We evaluate our equity method investments on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by calculating our share of the estimated fair market value of the underlying net assets based on the terms of the applicable partnership or joint-venture agreement. For our equity investments in real estate, we calculate the estimated fair value of the underlying investment’s real estate as described in Real Estate above. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities (excluding net investment in direct financing leases) have fair values that generally approximate their carrying values.

Goodwill — We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event. Such a triggering event within our Investment Management segment depended on the timing and form of liquidity events for the Managed Programs (Note 3, Note 4). To identify any impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. This assessment is used as a basis to determine whether it is necessary to calculate reporting unit fair values. If necessary, we calculate the estimated fair value of the Investment Management reporting unit by utilizing a discounted cash flow analysis methodology and available net asset values. We calculate the estimated fair value of the Real Estate reporting unit by utilizing our market capitalization and the aforementioned fair value of the Investment Management segment. Impairments, if any, will be the difference between the reporting unit’s fair value and carrying amount, not to exceed the carrying amount of goodwill.

Credit Losses

We adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses on January 1, 2020, which replaces the “incurred loss” model with an “expected loss” model, resulting in the earlier recognition of credit losses even if the risk of loss is remote. This standard applies to financial assets measured at amortized cost and certain other instruments, including net investments in direct financing leases and loans receivable. This standard does not apply to receivables arising from operating leases, which are within the scope of Topic 842. We adopted ASU 2016-13 using the modified retrospective method, under which we recorded a cumulative-effect adjustment as a charge to retained earnings of $14.8 million on January 1, 2020, which is reflected within our consolidated statements of equity.

W. P. Carey 2022 10-K – 63

Notes to Consolidated Financial Statements
The allowance for credit losses, which is recorded as a reduction to Net investments in direct financing leases and loans receivable on our consolidated balance sheets, is measured on a pool basis by credit ratings (Note 6), using a probability of default method based on the lessees’ respective credit ratings, the expected value of the underlying collateral upon its repossession, and our historical loss experience related to other direct financing leases. Included in our model are factors that incorporate forward-looking information. Allowance for credit losses is included in our consolidated statements of income within Other gains and (losses).

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

At December 31, 2022 and 2021, we considered 16 and 14 entities to be VIEs, respectively, of which we consolidated 11 and six, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	December 31,
	2022	2021
Land, buildings and improvements — net lease and other	$590,390	$426,831
Land, buildings and improvements — operating properties	143,390	—
Net investments in direct financing leases and loans receivable	144,103	144,103
In-place lease intangible assets and other	72,070	42,884
Above-market rent intangible assets	33,634	26,720
Accumulated depreciation and amortization	(176,379)	(154,413)
Total assets	843,500	500,884

Non-recourse mortgages, net	$132,950	$1,485
Below-market rent and other intangible liabilities, net	18,891	20,568
Total liabilities	199,633	46,302

W. P. Carey 2022 10-K – 64

Notes to Consolidated Financial Statements
At December 31, 2022 and 2021, our five and eight unconsolidated VIEs included our interests in (i) three and six unconsolidated real estate investments, respectively, which we account for under the equity method of accounting (we do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities), and (ii) two unconsolidated investments in equity securities, which we accounted for as investments in shares of the entities at fair value. As of December 31, 2022 and 2021, the net carrying amount of our investments in these entities was $693.4 million and $581.3 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

Leases

As a Lessee: Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments under the lease. We determine if an arrangement contains a lease at contract inception and determine the classification of the lease at commencement. Operating and financing lease ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We do not include renewal options in the lease term when calculating the lease liability unless we are reasonably certain we will exercise the option. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Our variable lease payments consist of increases as a result of the Consumer Price Index (“CPI”) or other comparable indices, taxes, and maintenance costs. Lease expense for lease payments is recognized on a straight-line basis over the term of the lease. Below-market ground lease intangible assets and above-market ground lease intangible liabilities are included as a component of ROU assets. See Note 5 for additional disclosures on the presentation of these amounts in our consolidated balance sheets.

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

	December 31,
	2022	2021	2020
Cash and cash equivalents	$167,996	$165,427	$248,662
Restricted cash (a)	56,145	52,523	63,117
Total cash and cash equivalents and restricted cash	$224,141	$217,950	$311,779
__________

W. P. Carey 2022 10-K – 65

Notes to Consolidated Financial Statements
(a)Restricted cash is included within Other assets, net on our consolidated balance sheets.

Real Estate and Operating Real Estate — We carry land, buildings, and improvements at cost less accumulated depreciation. We capitalize costs that extend the useful life of properties or increase their value, while we expense maintenance and repairs that do not improve or extend the lives of the respective assets as incurred.

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

Other Assets and Liabilities — We include prepaid expenses, deferred rental income, tenant receivables, deferred charges, escrow balances held by lenders, restricted cash balances, marketable securities, derivative assets, other intangible assets, corporate fixed assets, our investment in shares of Lineage Logistics (a cold storage REIT) (Note 9), our investment in shares of Guggenheim Credit Income Fund (“GCIF”) (Note 9), and office lease ROU assets in Other assets, net. We include derivative liabilities, amounts held on behalf of tenants, operating lease liabilities, and deferred revenue in Accounts payable, accrued expenses and other liabilities.

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

W. P. Carey 2022 10-K – 66

Notes to Consolidated Financial Statements
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

Revenue from contracts for our Real Estate segment primarily represented hotel operating property revenues of $12.0 million, $7.2 million, and $5.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. Such operating property revenues are primarily comprised of revenues from room rentals and from food and beverage services at our hotel operating properties during those years. We identified a single performance obligation for each distinct service. Performance obligations are typically satisfied at a point in time, at the time of sale, or at the rendering of the service. Fees are generally determined to be fixed. Payment is typically due immediately following the delivery of the service. Revenue from contracts under ASC 606 from our Investment Management segment is discussed in Note 4.

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

Revenue Recognition, Investment Management Operations — We earn asset management revenue in connection with providing services to the Managed Programs. We earn asset management revenue from property management, leasing, and advisory services performed. In addition, we earn subordinated incentive and disposition revenue related to the disposition of properties.

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

W. P. Carey 2022 10-K – 67

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

Segment Allocation Changes — Beginning with the second quarter of 2020, general and administrative expenses attributed to our Investment Management segment are comprised of the incremental costs of providing services to the Managed Programs, which are fully reimbursed by those funds (resulting in no net expense for us). All other general and administrative expenses are attributed to our Real Estate segment. Previously, general and administrative expenses were allocated based on time incurred by our personnel for the Real Estate and Investment Management segments. In addition, beginning with the second quarter of 2020, stock-based compensation expense and corporate depreciation and amortization expense are fully recognized within our Real Estate segment. In light of the termination of the advisory agreements with CWI 1 and CWI 2 in connection with the Watermark Lodging Trust, Inc. (“WLT”) management internalization (Note 4), as well as the termination of the advisory agreements with CPA:18 – Global in connection with the CPA:18 Merger (Note 3), we now view essentially all assets, liabilities, and operational expenses as part of our Real Estate segment, other than incremental activities that are expected to wind down as we manage CESH through the end of its life cycle. These changes between the segments had no impact on our consolidated financial statements.

In addition, our investments in WLT, and income recognized from our investments in WLT, were included within our Real Estate segment following the CWI 1 and CWI 2 Merger, since we were no longer the advisor to that company. Previously, our investments in CWI 1 and CWI 2, and income recognized from our investments in CWI 1 and CWI 2, were included within our Investment Management segment (Note 4).

W. P. Carey 2022 10-K – 68

Notes to Consolidated Financial Statements
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

Earnings Per Share — Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share reflects potentially dilutive securities (RSAs, RSUs, PSUs, and shares available for issuance under our Equity Forwards and ATM Forwards) using the treasury stock method, except when the effect would be anti-dilutive.

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

At the effective time of the CPA:18 Merger, each share of CPA:18 – Global common stock issued and outstanding immediately prior to the effective time of the CPA:18 Merger was canceled and, in exchange for cancellation of such share, the rights attaching to such share were converted automatically into the right to receive (i) 0.098 shares of our common stock and (ii) $3.00 in cash, which we refer to herein as the Merger Consideration. Each share of CPA:18 – Global common stock owned by us or any of our subsidiaries immediately prior to the effective time of the CPA:18 Merger was automatically canceled and retired, and ceased to exist, for no Merger Consideration. In exchange for the 141,099,002 shares of CPA:18 – Global common stock that we and our subsidiaries did not previously own, we paid total merger consideration of approximately $1.6 billion,

W. P. Carey 2022 10-K – 69

Notes to Consolidated Financial Statements
consisting of (i) the issuance of 13,786,302 shares of our common stock with a fair value of $1.2 billion, based on the closing price of our common stock on August 1, 2022 of $87.46 per share, (ii) cash consideration of $423.3 million, and (iii) cash of $0.1 million paid in lieu of issuing any fractional shares of our common stock. Pursuant to the terms of the definitive merger agreement, in connection with the closing of the CPA:18 Merger, we waived certain back-end fees that we would have otherwise been entitled to receive from CPA:18 – Global upon its liquidation pursuant to the terms of our pre-closing advisory agreement with CPA:18 – Global.

Immediately prior to the closing of the CPA:18 Merger, CPA:18 – Global’s portfolio was comprised of full or partial ownership interests in 42 leased properties (including seven properties in which we already owned a partial ownership interest), substantially all of which were net leased with a weighted-average lease term of 7.0 years, an occupancy rate of 99.3% (unaudited), and an estimated contractual minimum annualized base rent (“ABR”) totaling $81.0 million, as well as 65 self-storage operating properties and two student housing operating properties totaling 5.1 million square feet (unaudited). The related property-level debt was comprised of non-recourse mortgage loans with an aggregate consolidated fair value of approximately $900.2 million with a weighted-average annual interest rate of 5.1% as of August 1, 2022. From the closing of the CPA:18 Merger through December 31, 2022, lease revenues, operating property revenues, and net income from properties acquired were $42.7 million, $39.2 million, and $12.3 million, respectively.

Two of the net lease properties that we acquired in the CPA:18 Merger were classified as Assets held for sale, with an aggregate fair value of $85.0 million at acquisition (Note 5). From the closing of the CPA:18 Merger through December 31, 2022, lease revenues from these properties totaled $4.9 million. We sold one of these properties in August 2022 for total proceeds, net of selling costs, of $44.5 million, and recognized a loss on sale of $0.2 million (Note 16).

Purchase Price Allocation

We accounted for the CPA:18 Merger as a business combination under the acquisition method of accounting. After consideration of all applicable factors pursuant to the business combination accounting rules, we were considered the “accounting acquirer” due to various factors, including the fact that our stockholders held the largest portion of the voting rights in the combined company upon completion of the CPA:18 Merger. Costs related to the CPA:18 Merger have been expensed as incurred and classified within Merger and other expenses in the consolidated statements of income, totaling $17.2 million for the year ended December 31, 2022.

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

W. P. Carey 2022 10-K – 70

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

W. P. Carey 2022 10-K – 71

Notes to Consolidated Financial Statements
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

Pro Forma Financial Information (Unaudited)

The following consolidated pro forma financial information has been presented as if the CPA:18 Merger had occurred on January 1, 2021 for the years ended December 31, 2022 and 2021. The pro forma financial information is not necessarily indicative of what the actual results would have been had the CPA:18 Merger on that date, nor does it purport to represent the results of operations for future periods.

(in thousands)

	Years Ended December 31,
	2022	2021
Pro forma total revenues	$1,590,233	$1,509,828

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

W. P. Carey 2022 10-K – 72

Notes to Consolidated Financial Statements
The following tables present a summary of revenue earned, reimbursable costs, and distributions of Available Cash received/accrued from the Managed Programs and WLT for the periods indicated, included in the consolidated financial statements (in thousands):

	Years Ended December 31,
	2022	2021	2020
Distributions of Available Cash (a)	$8,746	$7,345	$7,225
Asset management revenue (b)	8,467	15,363	21,973
Reimbursable costs from affiliates (b)	2,518	4,035	8,855
Interest income on deferred acquisition fees and loans to affiliates (c)	112	120	369
Structuring and other advisory revenue (b)	—	—	494
	$19,843	$26,863	$38,916

	Years Ended December 31,
	2022	2021	2020
CPA:18 – Global	$17,854	$22,867	$22,200
CWI 1	—	—	5,662
CWI 2	—	—	4,668
CESH	1,989	3,713	4,723
WLT (reimbursed transition services)	—	283	1,663
	$19,843	$26,863	$38,916
__________
(a)Included within Earnings (losses) from equity method investments in the consolidated statements of income.
(b)Amounts represent revenues from contracts under ASC 606.
(c)Included within Non-operating income in the consolidated statements of income.

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	December 31,
	2022	2021
Asset management fees receivable	$386	$494
Accounts receivable	329	336
Reimbursable costs	204	974
Current acquisition fees receivable	—	19
Deferred acquisition fees receivable, including accrued interest	—	3
	$919	$1,826

Performance Obligations and Significant Judgments

The fees earned pursuant to our advisory agreements are considered variable consideration. For the agreements that include multiple performance obligations, including asset management services, revenue is allocated to each performance obligation based on estimates of the price that we would charge for each promised service if it were sold on a standalone basis.

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

W. P. Carey 2022 10-K – 73

Notes to Consolidated Financial Statements
Asset Management Revenue

Under the advisory agreements with the Managed Programs, we earn asset management revenue for managing their investment portfolios. The following table presents a summary of our asset management fee arrangements with the Managed Programs:

Managed Program	Rate	Payable	Description
CPA:18 – Global	0.5% – 1.5%
In shares of its Class A common stock and/or cash, at the option of CPA:18 – Global; payable 50% in cash and 50% in shares of its Class A common stock for 2021 through February 28, 2022; payable in cash from March 1, 2022 to August 1, 2022 (the date of the completion of the CPA:18 Merger)
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

W. P. Carey 2022 10-K – 74

Notes to Consolidated Financial Statements
Other Transactions with Former Affiliates

CWI 1 and CWI 2 Merger

On October 22, 2019, Carey Watermark Investors Incorporated (“CWI 1”) and Carey Watermark Investors 2 Incorporated (“CWI 2”), two non-traded REITs that we advised, announced that they had entered into a definitive merger agreement under which the two companies intended to merge in an all-stock transaction, with CWI 2 as the surviving entity (the “CWI 1 and CWI 2 Merger”). The CWI 1 and CWI 2 Merger was approved by the stockholders of CWI 1 and CWI 2 on April 8, 2020 and closed on April 13, 2020. Subsequently, CWI 2 was renamed WLT. In connection with the CWI 1 and CWI 2 Merger, we entered into an internalization agreement and a transition services agreement. Immediately following the closing of the CWI 1 and CWI 2 Merger, (i) the advisory agreements with each of CWI 1 and CWI 2 and each of their respective operating partnerships terminated, (ii) the subadvisory agreements with the subadvisors for CWI 1 and CWI 2 were terminated, (iii) pursuant to the internalization agreement, two of our representatives were appointed to the board of directors of WLT (however both representatives resigned from the board of directors of WLT on April 29, 2020), and (iv) we provided certain transition services at cost to WLT, pursuant to a transition services agreement. On October 13, 2021, all services provided under the transition services agreement were terminated.

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

In January 2022, WLT redeemed in full our 1,300,000 shares of its preferred stock for gross proceeds of $65.0 million (based on the liquidation preference of $50.00 per share, as described above) (Note 9).

Prior to the closing of the CWI 1 and CWI 2 Merger, we owned 3,836,669 shares of CWI 2 Class A common stock. Following the closing of the CWI 1 and CWI 2 Merger, execution of the internalization agreement, and CWI 2 being renamed WLT, we owned 12,208,243 shares of WLT common stock, which we accounted for as an equity method investment. We recorded our investment in shares of common stock of WLT on a one quarter lag. In January 2022, we reclassified our investment in shares of common stock of WLT from equity method investments to equity securities, since we no longer had significant influence over WLT, following the redemption of our investment in preferred shares of WLT, as described above (Note 8). As a result, we accounted for this investment, which was included in Other assets, net in the consolidated financial statements, at fair value. WLT completed its previously announced sale to private real estate funds in October 2022 and we received $82.6 million in cash proceeds. We recognized non-cash unrealized gains of $49.2 million on our investment in common shares of WLT during the year ended December 31, 2022, which was recorded within Other gains and (losses) in the consolidated financial statements. Upon completion of this transaction, we have no remaining interest in WLT.

W. P. Carey 2022 10-K – 75

Notes to Consolidated Financial Statements
Loans to Affiliates

From time to time, our board of directors (our “Board”) has approved the making of secured and unsecured loans or lines of credit from us to certain of the Managed Programs, at our sole discretion, generally for the purpose of facilitating acquisitions or for working capital purposes. No amounts were outstanding on our line of credit to CPA:18 – Global as of December 31, 2021. In July 2022, CPA:18 – Global repaid the $16.0 million principal outstanding balance in full. The loan agreement with CPA:18 – Global was terminated upon completion of the CPA:18 Merger on August 1, 2022. No such line of credit with CESH existed during the reporting period.

Other

At December 31, 2022, we owned interests in ten jointly owned investments in real estate, with the remaining interests held by third parties. We consolidate six such investments and account for the remaining four investments under the equity method of accounting (Note 8). In addition, we owned limited partnership units of CESH at that date. We elected to account for our investment in CESH under the fair value option (Note 8).

Note 5. Land, Buildings and Improvements, and Assets Held for Sale

Land, Buildings and Improvements — Net Lease and Other

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	December 31,
	2022	2021
Land	$2,400,002	$2,151,327
Buildings and improvements	10,916,630	9,525,858
Real estate under construction	22,225	114,549
Less: Accumulated depreciation	(1,672,091)	(1,448,020)
	$11,666,766	$10,343,714

As discussed in Note 3, we acquired 39 consolidated properties subject to existing operating leases in the CPA:18 Merger, which increased the carrying value of our Land, buildings and improvements — net lease and other by $881.6 million during the year ended December 31, 2022.

During 2022, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro decreased by 5.8% to $1.0666 from $1.1326. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements — net lease and other decreased by $250.5 million from December 31, 2021 to December 31, 2022.

In connection with changes in lease classifications due to terminations or extensions of the underlying leases, we reclassified seven properties with an aggregate carrying value of $67.0 million from Net investments in direct financing leases and loans receivable to Land, buildings and improvements — net lease and other during 2022 (Note 6).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $299.4 million, $286.4 million, and $258.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.

W. P. Carey 2022 10-K – 76

Notes to Consolidated Financial Statements
Acquisitions of Real Estate During 2022

During 2022, we entered into the following investments, which were deemed to be real estate asset acquisitions, and which excludes properties acquired in the CPA:18 Merger (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs (a)
Pleasant Prairie, Wisconsin	1	1/10/2022	Industrial	$20,024
Various, Spain (a)	26	2/3/2022	Funeral Home	146,364
Various, Denmark (a) (b)	8	2/11/2022	Retail	33,976
Laval, Canada (a)	1	2/18/2022	Industrial	21,459
Chattanooga, Tennessee (c)	1	3/4/2022	Warehouse	43,198
Various, United States (4 properties), Canada (1 property), and Mexico (1 property)	6	4/27/2022; 5/9/2022	Industrial	80,595
Various, United States	6	5/16/2022	Industrial; Warehouse	110,381
Various, Denmark (a) (b)	10	6/1/2022; 6/30/2022	Retail	42,635
Medina, Ohio	1	6/17/2022	Industrial	28,913
Bree, Belgium (a)	1	6/30/2022	Warehouse	96,697
Various, Spain (a)	5	7/21/2022	Retail	19,894
Various, United States	18	7/26/2022	Industrial; Warehouse	262,061
Various, Denmark (a) (b)	8	8/1/2022; 9/28/2022	Retail	29,644
Westlake, Ohio	1	8/3/2022	Warehouse	29,517
Hebron and Strongsville, Ohio; and Scarborough, Canada	3	8/10/2022	Industrial; Warehouse	20,111
Clifton Park, New York and West Des Moines, Iowa	2	8/12/2022	Specialty	23,317
Orzinuovi, Italy (a)	1	8/26/2022	Industrial	14,033
West Chester, Pennsylvania	1	10/1/2022	Outdoor Advertising	1,863
Various, Denmark (a) (b)	4	11/30/2022	Retail	15,553
Various, United States	19	12/21/2022	Industrial	63,006
Romulus, Michigan	1	12/30/2022	Warehouse	36,569
Salisbury, North Carolina (d)	1	12/30/2022	Industrial	16,412
	125			$1,156,222
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.
(b)We also entered into a purchase agreement to acquire one additional retail facility leased to this tenant for $3.4 million (based on the exchange rate of the Danish krone at December 31, 2022), which is expected to be completed in 2023.
(c)We also committed to fund an additional $26.6 million for an expansion at the facility, which is expected to be completed in the third quarter of 2023.
(d)We also committed to fund an additional $13.8 million for an expansion at this facility, which is expected to be completed in the fourth quarter of 2023.

W. P. Carey 2022 10-K – 77

Notes to Consolidated Financial Statements
The aggregate purchase price allocation for investments disclosed above is as follows (dollars in thousands):

Total Capitalized Costs
Land	$145,078
Buildings and improvements	852,991
Intangible assets and liabilities:
In-place lease (weighted-average expected life of 20.6 years)	152,889
Below-market rent (weighted-average expected life of 10.9 years)	(7,023)
ROU assets:
Prepaid rent (a)	12,287
$1,156,222
__________
(a)Represents prepaid rent for a land lease. Therefore, there is no future obligation on the land lease asset and no corresponding operating lease liability. This asset is included in In-place lease intangible assets and other in the consolidated balance sheets.

Acquisitions of Real Estate During 2021 — We entered into 28 investments, which were deemed to be real estate asset acquisitions, at a total cost of $1.3 billion, including land of $191.0 million, buildings of $946.9 million, net lease intangibles of $188.9 million, land lease ROU assets of $6.0 million, above-market ground lease intangibles, net, of $4.2 million (included within ROU assets), prepaid rent liabilities of $15.4 million, and operating lease liabilities of $6.0 million.

Acquisitions of Real Estate During 2020 — We entered into 14 investments, which were deemed to be real estate asset acquisitions, at a total cost of $661.4 million, including land of $105.4 million, buildings of $449.4 million, and net lease intangibles of $106.6 million.

Real Estate Under Construction

During 2022, we capitalized real estate under construction totaling $141.2 million (including $78.3 million related to a student housing development project acquired in the CPA:18 Merger, as discussed below under Land, Buildings and Improvements — Operating Properties). The number of construction projects in progress with balances included in real estate under construction was eight and six as of December 31, 2022 and 2021, respectively. Aggregate unfunded commitments totaled approximately $61.1 million and $55.3 million as of December 31, 2022 and 2021, respectively.

During 2022, we completed the following construction projects (dollars in thousands):

Property Location(s)	Primary Transaction Type	Number of Properties	Date of Completion	Property Type	Total Capitalized Costs (a)
Hurricane, Utah	Expansion	1	3/8/2022	Warehouse	$20,517
Breda, Netherlands (a)	Expansion	1	3/18/2022	Warehouse	4,721
Bowling Green, Kentucky	Renovation	1	4/26/2022	Warehouse	72,971
Wageningen, Netherlands (a)	Build-to-Suit	1	7/7/2022	Research and Development	26,054
Radomsko, Poland (a)	Expansion	1	8/1/2022	Industrial	23,042
Flemington, New Jersey	Build-to-Suit	1	10/1/2022	Outdoor Advertising	832
		6			$148,137
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.

During 2021, we completed four construction projects, at a total cost of $88.2 million.

During 2020, we completed five construction projects, at a total cost of $171.2 million.

W. P. Carey 2022 10-K – 78

Notes to Consolidated Financial Statements
In addition to the expansion commitments discussed under Acquisitions of Real Estate During 2022 above, during 2022, we committed to fund six build-to-suit or redevelopment projects, for an aggregate amount of $20.3 million. We currently expect to complete the projects in 2023.

Capitalized interest incurred during construction was $1.3 million, $2.5 million, and $2.9 million for the years ended December 31, 2022, 2021, and 2020 respectively, which reduces Interest expense in the consolidated statements of income.

Dispositions of Properties

During 2022, we sold 20 properties, which were classified as Land, buildings and improvements — net lease and other. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $118.1 million from December 31, 2021 to December 31, 2022 (Note 16).

Other Lease-Related Income

2022 — For the year ended December 31, 2022, Other lease-related income on our consolidated statements of income included: (i) lease termination income totaling $12.4 million received from two tenants; (ii) other lease-related settlements totaling $17.6 million; and (iii) income from a parking garage attached to one of our net-leased properties totaling $1.6 million.

2021 — For the year ended December 31, 2021, Other lease-related income on our consolidated statements of income included: (i) lease termination income of $41.0 million received from a tenant; (ii) other lease-related settlements totaling $9.8 million; and (iii) income from a parking garage attached to one of our net-leased properties totaling $1.9 million.

2020 — For the year ended December 31, 2020, Other lease-related income on our consolidated statements of income included: (i) lease-related settlements totaling $7.9 million and (ii) income from a parking garage attached to one of our net-leased properties totaling $2.3 million.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Lease income — fixed	$1,160,942	$1,066,250	$981,430
Lease income — variable (a)	140,675	111,188	99,193
Total operating lease income	$1,301,617	$1,177,438	$1,080,623
__________
(a)Includes (i) rent increases based on changes in the CPI and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

W. P. Carey 2022 10-K – 79

Notes to Consolidated Financial Statements
Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments) under non-cancelable operating leases at December 31, 2022 are as follows (in thousands):

Years Ending December 31,	Total
2023	$1,285,481
2024	1,233,058
2025	1,179,250
2026	1,127,974
2027	1,064,061
Thereafter	9,481,009
Total	$15,370,833

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

Lease Cost

Lease costs for operating leases are included in (i) General and administrative expenses (office leases), (ii) Property expenses, excluding reimbursable tenant costs (land leases), and (iii) Reimbursable tenant costs (land leases) in the consolidated statements of income. Certain information related to the total lease cost for operating leases is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Fixed lease cost	$15,087	$16,426	$17,616
Variable lease cost	1,086	1,149	1,089
Total lease cost	$16,173	$17,575	$18,705

During the years ended December 31, 2022, 2021, and 2020, we received sublease income totaling approximately $4.6 million, $5.1 million, and $5.5 million, respectively, which is included in Lease revenues in the consolidated statements of income.

Other Information

Supplemental balance sheet information related to ROU assets and lease liabilities is as follows (dollars in thousands):

		December 31,
	Location on Consolidated Balance Sheets	2022	2021
Operating ROU assets — land leases	In-place lease intangible assets and other	$123,834	$106,095
Finance ROU assets — land leases	In-place lease intangible assets and other	12,598	—
Operating ROU assets — office leases	Other assets, net	56,674	59,902
Total operating ROU assets		$193,106	$165,997

Operating lease liabilities	Accounts payable, accrued expenses and other liabilities	$146,302	$146,437

Weighted-average remaining lease term — operating leases		25.8 years	26.1 years
Weighted-average discount rate — operating leases		6.8%	6.8%
Number of land lease arrangements — operating leases		72	66
Number of land lease arrangements — finance leases		1	—
Number of office space arrangements		4	4
Lease term range (excluding extension options not reasonably certain of being exercised)		<1 – 99 years	<1 – 100 years

W. P. Carey 2022 10-K – 80

Notes to Consolidated Financial Statements
Cash paid for operating lease liabilities included in Net cash provided by operating activities totaled $15.8 million, $13.9 million, and $15.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

We assumed seven land lease arrangements in the CPA:18 Merger, for which we are the lessee. As a result, we capitalized (i) ROU assets totaling $24.5 million (comprised of below-market ground lease intangibles totaling $17.9 million and land lease ROU assets totaling $6.6 million), which are included within In-place lease intangible assets and other on our consolidated balance sheets, and (ii) operating lease liabilities totaling $6.6 million, which are included within Accounts payable, accrued expenses and other liabilities on our consolidated balance sheets.

During the year ended December 31, 2022, we entered into a land lease agreement for 99 years, which we account for as a finance lease. Upon entering into the lease, we prepaid the full ground rent of $12.3 million, which is included in Net cash used in investing activities on the consolidated statements of cash flows. During the year ended December 31, 2022, we recognized $0.1 million of rent expense for this finance lease, which is included in Depreciation and amortization on our consolidated statements of income.

Undiscounted Cash Flows

A reconciliation of the undiscounted cash flows for operating leases recorded on the consolidated balance sheet within Accounts payable, accrued expenses and other liabilities as of December 31, 2022 is as follows (in thousands):

Years Ending December 31,	Total
2023	$14,486
2024	13,856
2025	13,851
2026	13,721
2027	13,911
Thereafter	269,848
Total lease payments	339,673
Less: amount of lease payments representing interest	(193,371)
Present value of future lease payments/lease obligations	$146,302

Land, Buildings and Improvements — Operating Properties

At December 31, 2022, Land, buildings and improvements — operating properties consisted of our investments in 75 consolidated self-storage properties, two consolidated student housing properties, and one consolidated hotel. We acquired 65 self-storage properties, one student housing property, and one student housing development project with an aggregate fair value of $1.0 billion in the CPA:18 Merger (including $78.3 million within real estate under construction) (Note 3). In September 2022, we partially placed into service the student housing development project for total capitalized costs of $66.8 million. At December 31, 2021, Land, buildings and improvements — operating properties consisted of our investments in ten consolidated self-storage properties and one consolidated hotel. Below is a summary of our Land, buildings and improvements — operating properties (in thousands):

	December 31,
	2022	2021
Land	$122,317	$10,452
Buildings and improvements	955,009	73,221
Real estate under construction	18,566	—
Less: Accumulated depreciation	(28,295)	(16,750)
	$1,067,597	$66,923

Depreciation expense on our buildings and improvements attributable to operating properties was $11.6 million, $2.7 million, and $2.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

For the year ended December 31, 2022, Land, buildings and improvements — operating properties revenues totaling $59.2 million were comprised of $54.4 million in lease revenues and $4.8 million in other income (such as food and beverage

W. P. Carey 2022 10-K – 81

Notes to Consolidated Financial Statements
revenue) from 75 consolidated self-storage properties, two student housing properties, and one consolidated hotel. For the year ended December 31, 2021, Land, buildings and improvements — operating properties revenues totaling $13.5 million were comprised of $11.2 million in lease revenues and $2.3 million in other income from ten consolidated self-storage properties and one consolidated hotel. For the year ended December 31, 2020, Land, buildings and improvements — operating properties revenues totaling $11.4 million were comprised of $9.5 million in lease revenues and $1.9 million in other income from ten consolidated self-storage properties and one consolidated hotel. We derive self-storage revenue primarily from rents received from customers who rent storage space under month-to-month leases for personal or business use. We earn student housing operating revenue primarily from leases of one year or less with individual students. We derive hotel revenue primarily from room rentals, as well as food, beverage, and other services.

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	December 31,
	2022	2021
Land, buildings and improvements — net lease and other	$47,134	$10,628
In-place lease intangible assets and other	10,854	—
Above-market rent intangible assets	3,210	—
Accumulated depreciation and amortization	(3,254)	(2,359)
Assets held for sale, net	$57,944	$8,269

At December 31, 2022, we had three properties classified as Assets held for sale, net, with an aggregate carrying value of $57.9 million. We sold one of these properties in January 2023 for gross proceeds of $11.2 million (Note 18). We acquired two properties classified as Assets held for sale, net, with a fair value of $85.0 million in the CPA:18 Merger (Note 3), one of which was sold in August 2022 (Note 16). At December 31, 2021, we had two properties classified as Assets held for sale, net, with an aggregate carrying value of $8.3 million. These properties were sold in the first quarter of 2022.

Note 6. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in direct financing leases and loans receivable (net of allowance for credit losses). Operating leases are not included in finance receivables. See Note 2 and Note 5 for information on ROU operating lease assets recognized in our consolidated balance sheets.

Finance Receivables

Net investments in direct financing leases and loans receivable are summarized as follows (in thousands):

	Maturity Date	December 31,
		2022	2021
Net investments in direct financing leases (a)	2023 – 2036	$498,313	$572,205
Sale-leaseback transactions accounted for as loans receivable (b)	2038 – 2052	234,198	217,229
Secured loans receivable (a)	2023 – 2024	39,250	24,143
		$771,761	$813,577
__________
(a)Amounts are net of allowance for credit losses, as disclosed below under Net Investments in Direct Financing Leases.
(b)These investments are accounted for as loans receivable in accordance with ASC 310, Receivables and ASC 842, Leases. Maturity dates reflect the current lease maturity dates.
(c)Amounts are net of allowance for credit losses of $2.1 million and $12.6 million as of December 31, 2022 and 2021, respectively.

W. P. Carey 2022 10-K – 82

Notes to Consolidated Financial Statements
Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	December 31,
	2022	2021
Lease payments receivable	$332,618	$414,002
Unguaranteed residual value	470,839	545,896
	803,457	959,898
Less: unearned income	(296,411)	(370,353)
Less: allowance for credit losses (a)	(8,733)	(17,340)
	$498,313	$572,205
__________
(a)During the years ended December 31, 2022 and 2021, we recorded a net release of allowance for credit losses of $3.9 million and a net allowance for credit losses of $0.3 million, respectively, on our net investments in direct financing leases due to changes in expected economic conditions and improved credit quality for certain tenants, which was included within Other gains and (losses) in our consolidated statements of income. In addition, during the year ended December 31, 2022, we reduced the allowance for credit losses balance by $4.7 million, in connection with the reclassifications of properties from Net investments in direct financing leases and loans receivable to Real estate, as described below.

2022 — Income from direct financing leases, which is included in Income from direct financing leases and loans receivable in the consolidated financial statements, was $53.0 million for the year ended December 31, 2022.

As discussed in Note 3, we acquired one consolidated property subject to a direct financing lease in the CPA:18 Merger, which increased the carrying value of our Net investments in direct financing leases and loans receivable by $10.5 million during the year ended December 31, 2022. During the year ended December 31, 2022, we reclassified seven properties with a carrying value of $67.0 million from Net investments in direct financing leases and loans receivable to Real estate in connection with changes in lease classifications due to terminations or extensions of the underlying leases (Note 5). During the year ended December 31, 2022, the U.S. dollar strengthened against the euro, resulting in a $23.5 million decrease in the carrying value of Net investments in direct financing leases and loans receivable from December 31, 2021 to December 31, 2022.

2021 — Income from direct financing leases, which is included in Income from direct financing leases and loans receivable in the consolidated financial statements, was $63.2 million for the year ended December 31, 2021.

2020 — Income from direct financing leases, which was included in Income from direct financing leases and loans receivable in the consolidated financial statements, was $73.9 million for the year ended December 31, 2020.

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments) under non-cancelable direct financing leases at December 31, 2022 are as follows (in thousands):

Years Ending December 31,	Total
2023	50,273
2024	48,146
2025	43,897
2026	42,578
2027	41,370
Thereafter	106,354
Total	$332,618

See Note 5 for scheduled future lease payments to be received under non-cancelable operating leases.

W. P. Carey 2022 10-K – 83

Notes to Consolidated Financial Statements
Loans Receivable

During the year ended December 31, 2022, we entered into the following sale-leaseback, which was deemed to be a loan receivable in accordance with ASC 310, Receivables and ASC 842, Leases (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Investment
Various, Belgium (a)	5	6/22/2022	Retail	$19,795
	5			$19,795
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.

During the year ended December 31, 2021, we entered into three sale-leasebacks, which were deemed to be loans receivable, at a total cost of $217.0 million.

As discussed in Note 3, we acquired one secured loan receivable in the CPA:18 Merger for $28.0 million, which pays interest at 10% per annum with a maturity date of July 2024.

In September 2022, one of our secured loans receivable was repaid to us for $34.0 million. In connection with this repayment, we recorded a release of allowance for credit losses of $10.5 million since the loan principal was fully repaid. In addition, in the first quarter of 2021, we entered into an agreement with the borrowers for certain of our secured loans receivable, who agreed to pay us at maturity a total of $3.7 million of unpaid interest due over the previous year. In connection with the repayment of the secured loan receivable in September 2022, we collected $2.3 million of this interest, which was included in Income from direct financing leases and loans receivable on the consolidated statements of income for the year ended December 31, 2022. The remaining $1.4 million of unpaid interest is related to a secured loan receivable that we still own, and has not been recognized in the consolidated financial statements due to uncertainty of collectibility.

Earnings from our loans receivable are included in Income from direct financing leases and loans receivable in the consolidated financial statements, and totaled $21.2 million, $4.3 million, and $1.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both December 31, 2022 and 2021, other than uncollected income from our secured loans receivable (as noted above), no material balances of our finance receivables were past due. Other than the lease terminations and extensions noted under Net Investments in Direct Financing Leases above, there were no material modifications of finance receivables during the year ended December 31, 2022.

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

A summary of our finance receivables by internal credit quality rating, excluding our allowance for credit losses, is as follows (dollars in thousands):

	Number of Tenants / Obligors at December 31,		Carrying Value at December 31,
Internal Credit Quality Indicator	2022	2021	2022	2021
1 – 3	19	17	$664,761	$703,280
4	8	9	117,833	140,230
5	—	—	—	—
			$782,594	$843,510

W. P. Carey 2022 10-K – 84

Notes to Consolidated Financial Statements
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

Net lease intangibles recorded in connection with property acquisitions during the year ended December 31, 2022 are described in Note 5. In connection with the CPA:18 Merger (Note 3), we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

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

	Real Estate	Investment Management	Total
Balance at January 1, 2020	$871,081	$63,607	$934,688
Foreign currency translation adjustments	10,403	—	10,403
Allocation of goodwill based on portion of Investment Management business sold (Note 4)	—	(34,273)	(34,273)
Balance at December 31, 2020	881,484	29,334	910,818
Foreign currency translation adjustments	(9,289)	—	(9,289)
Balance at December 31, 2021	872,195	29,334	901,529
Acquisition of CPA:18 – Global (Note 3)	172,346	—	172,346
Foreign currency translation adjustments	(7,129)	—	(7,129)
Impairment charges (Note 9)	—	(29,334)	(29,334)
Balance at December 31, 2022	$1,037,412	$—	$1,037,412

Current accounting guidance requires that we test for the recoverability of goodwill at the reporting unit level. The test for recoverability must be conducted at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. In connection with the completion of the CPA:18 Merger in August 2022 (Note 3), we performed a test for impairment during the third quarter of 2022 for goodwill recorded in both segments and recognized an impairment charge of $29.3 million on goodwill within our Investment Management segment (Note 9). We also performed our annual test for impairment in October 2022 for goodwill recorded in our Real Estate segment and found no impairment indicated.

W. P. Carey 2022 10-K – 85

Notes to Consolidated Financial Statements
Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	December 31,
	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$19,812	$(19,144)	$668	$19,553	$(18,682)	$871
Trade name	—	—	—	3,975	(3,581)	394
	19,812	(19,144)	668	23,528	(22,263)	1,265
Lease Intangibles:
In-place lease	2,523,318	(1,061,235)	1,462,083	2,279,905	(934,663)	1,345,242
Above-market rent	833,751	(507,436)	326,315	843,410	(489,861)	353,549
	3,357,069	(1,568,671)	1,788,398	3,123,315	(1,424,524)	1,698,791
Goodwill
Goodwill	1,037,412	—	1,037,412	901,529	—	901,529
Total intangible assets	$4,414,293	$(1,587,815)	$2,826,478	$4,048,372	$(1,446,787)	$2,601,585

Finite-Lived Intangible Liabilities
Below-market rent	$(293,160)	$125,287	$(167,873)	$(272,483)	$105,908	$(166,575)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(309,871)	$125,287	$(184,584)	$(289,194)	$105,908	$(183,286)

During 2022, the U.S. dollar strengthened against the euro, resulting in an decrease of $42.3 million in the carrying value of our net intangible assets from December 31, 2021 to December 31, 2022. Net amortization of intangibles, including the effect of foreign currency translation, was $229.2 million, $236.6 million, and $226.2 million for the years ended December 31, 2022, 2021, and 2020, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of internal-use software development, trade name, and in-place lease intangibles is included in Depreciation and amortization.

Based on the intangible assets and liabilities recorded at December 31, 2022, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Net Decrease in Lease Revenues	Increase to Amortization	Total
2023	$34,878	$213,525	$248,403
2024	30,783	158,641	189,424
2025	27,047	144,395	171,442
2026	21,196	128,578	149,774
2027	17,100	115,105	132,205
Thereafter	27,438	702,507	729,945
Total	$158,442	$1,462,751	$1,621,193

W. P. Carey 2022 10-K – 86

Notes to Consolidated Financial Statements
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

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Shares Owned at		Carrying Amount of Investment at
	December 31,		December 31,
Fund	2022	2021	2022	2021
CPA:18 – Global (a)	100.000%	5.578%	$—	$60,836
CPA:18 – Global operating partnership	100.000%	0.034%	—	209
CESH (b)	2.430%	2.430%	2,225	3,689
			$2,225	$64,734
__________
(a)On August 1, 2022, we acquired all of the remaining interests in CPA:18 – Global and the CPA:18 – Global operating partnership in the CPA:18 Merger (Note 3).
(b)Investment is accounted for at fair value.

CPA:18 – Global — We received distributions from this investment during the years ended December 31, 2022, 2021, and 2020 of $1.6 million, $3.5 million, and $2.6 million, respectively. We received distributions from our investment in the CPA:18 – Global operating partnership during the years ended December 31, 2022, 2021, and 2020 of $8.7 million, $7.3 million, and $7.2 million, respectively (Note 4).

CESH — We have elected to account for our investment in CESH at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH on a one quarter lag; therefore, the balance of our equity method investment in CESH recorded as of December 31, 2022 is based on the estimated fair value of our investment as of September 30, 2022. We received distributions from this investment during the years ended December 31, 2022 and 2021 of $1.2 million and $1.3 million, respectively. We did not receive distributions from this investment during the year ended December 31, 2020.

At December 31, 2021, the aggregate unamortized basis differences on our equity method investments in the Managed Programs were $23.3 million. During the third quarter of 2022, we recognized a gain on change in control of interests of approximately $22.5 million, which was the difference between the carrying value and the fair value of our previously held equity interest in shares of CPA:18 – Global’s common stock (Note 3). Following the close of the CPA:18 Merger, there are no such unamortized basis differences on our equity method investments in the Managed Programs.

W. P. Carey 2022 10-K – 87

Notes to Consolidated Financial Statements
Interests in Other Unconsolidated Real Estate Investments and WLT

We own equity interests in properties that are generally leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. The underlying investments are jointly owned with affiliates or third parties. We account for these investments under the equity method of accounting. In addition, we owned shares of WLT common stock, which we accounted for under the equity method of accounting as of December 31, 2021, but was reclassified to equity securities at fair value within Other assets, net on our consolidated balance sheets in January 2022, as described in Note 9. Operating results of our unconsolidated real estate investments are included in the Real Estate segment.

The following table sets forth our ownership interests in our equity method investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

		Ownership Interest at	Carrying Value at December 31,
Lessee/Fund/Description	Co-owner	December 31, 2022	2022	2021
Existing Equity Method Investments
Las Vegas Retail Complex (a)	Third Party	N/A	$196,352	$104,114
Johnson Self Storage	Third Party	90%	65,707	67,573
Kesko Senukai (b)	Third Party	70%	38,569	41,955
Harmon Retail Corner (c)	Third Party	15%	24,649	24,435
WLT (d)	WLT	N/A	—	33,392

Equity Method Investments Consolidated After the CPA:18 Merger (e)
State Farm Mutual Automobile Insurance Co.	CPA:18 – Global	100%	—	7,129
Apply Sørco AS (f)	CPA:18 – Global	N/A	—	5,909
Bank Pekao (b) (g)	CPA:18 – Global	100%	—	4,460
Fortenova Grupa d.d. (b)	CPA:18 – Global	100%	—	2,936
			$325,277	$291,903
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
(d)At December 31, 2021, we owned 12,208,243 shares of common stock of WLT, which we accounted for as an equity method investment in real estate, but was reclassified to equity securities at fair value within Other assets, net on our consolidated balance sheets in January 2022 (Note 9). WLT completed its previously announced sale to private real estate funds in October 2022 (Note 9).
(e)We acquired the remaining interests in these investments from CPA:18 – Global in the CPA:18 Merger, subsequent to which we consolidated these wholly owned investments (Note 3).
(f)The carrying value of this investment is affected by fluctuations in the exchange rate of the Norwegian krone. We sold this investment in December 2022, which was consolidated and wholly owned at the time of disposition.
(g)We recognized our $4.6 million proportionate share of an impairment charge recorded on this investment during the year ended December 31, 2022, which was reflected within Earnings (losses) from equity method investments in our consolidated statements of income. The estimated fair value of the investment is based on the estimated selling price of the international office facility owned by the investment, and the fair value of the non-recourse mortgage encumbering the property also approximates the fair value of the property.

We received aggregate distributions of $27.8 million, $18.6 million, and $17.8 million from our other unconsolidated real estate investments for the years ended December 31, 2022, 2021, and 2020, respectively. At December 31, 2022 and 2021, the aggregate unamortized basis differences on our unconsolidated real estate investments were $19.1 million and $7.9 million, respectively. During the third quarter of 2022, we recorded a gain on change in control of interests of approximately $11.4 million, which was the difference between our carrying values and the fair values of our previously held equity method investments in real estate consolidated after the CPA:18 Merger (Note 3).

W. P. Carey 2022 10-K – 88

Notes to Consolidated Financial Statements
Las Vegas Retail Complex

On June 10, 2021, we entered into an agreement to fund a construction loan of approximately $261.9 million for a retail complex in Las Vegas, Nevada, at an interest rate of 6.0% and term of 36 months. Through December 31, 2022, we funded $193.2 million, with the remaining amount expected to be funded in 2023. We hold a purchase option for two net-leased units at the complex upon its completion, as well as an equity purchase option to acquire a 47.5% equity interest in the partnership that owns the borrower. As of the agreement date, we did not deem the exercise of the purchase options to be reasonably certain.

In accordance with ASC 810, Consolidation, we determined that this loan will not be consolidated, but due to the characteristics of the arrangement (including our participation in expected residual profits), the risks and rewards of the agreement are similar to those associated with an investment in real estate rather than a loan. Therefore, the loan will be treated as an implied investment in real estate (i.e., an equity method investment in real estate) for accounting purposes in accordance with the acquisition, development and construction arrangement sub-section of ASC 310, Receivables. Equity income from this investment was $10.1 million and $3.0 million for the years ended December 31, 2022 and 2021, respectively, which was recognized within Earnings (losses) from equity method investments in our consolidated statements of income.

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

W. P. Carey 2022 10-K – 89

Notes to Consolidated Financial Statements
Investment in Shares of Lineage Logistics — We have elected to apply the measurement alternative under ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10) to account for our investment in shares of Lineage Logistics (a cold storage REIT), which is included in Other assets, net in the consolidated financial statements. Under this alternative, the carrying value is adjusted for any impairments or changes in fair value resulting from observable transactions for similar or identical investments in the issuer. We classified this investment as Level 3 because it is not traded in an active market. During the years ended December 31, 2022, 2021, and 2020, we recognized non-cash unrealized gains on our investment in shares of Lineage Logistics totaling $38.6 million, $76.3 million, and $48.3 million, respectively, due to secondary market transactions at a higher price per share, which was recorded within Other gains and (losses) in the consolidated financial statements. In addition, during the years ended December 31, 2022 and 2021, we received cash dividends of $4.3 million and $6.4 million, respectively, from our investment in shares of Lineage Logistics, which was recorded within Non-operating income in the consolidated financial statements. See Note 15 for further discussion of the impact of Lineage Logistics’s conversion to a REIT during the first quarter of 2020. In addition, in October 2020, we purchased additional shares of Lineage Logistics for $95.5 million. The fair value of this investment was $404.9 million and $366.3 million at December 31, 2022 and 2021, respectively.

Investment in Shares of GCIF — We account for our investment in shares of GCIF, which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 2 because we used a quoted price from an inactive market to determine its fair value. During the year ended December 31, 2022, we received liquidating distributions from our investment in shares of GCIF totaling $2.6 million, which reduced the cost basis of our investment (in March 2021, GCIF announced its intention to liquidate and to distribute substantially all of its assets). The fair value of our investment in shares of GCIF was $1.7 million and $4.3 million at December 31, 2022 and 2021, respectively.

Investment in Preferred Shares of WLT — In January 2022, WLT redeemed in full our 1,300,000 shares of its preferred stock for gross proceeds of $65.0 million (based on the liquidation preference of $50.00 per share). Since this redemption was based on market conditions that existed as of December 31, 2021, during the year ended December 31, 2021, we recognized an unrealized gain on our investment in preferred shares of WLT of $18.7 million, which was recognized within Other comprehensive (loss) income in the consolidated financial statements. In January 2022, in connection with this redemption, we reclassified this $18.7 million unrealized gain from Accumulated other comprehensive loss to Other gains and (losses) in the consolidated financial statements (Note 13). During the years ended December 31, 2022 and 2021, we received cash dividends of $0.9 million and $4.9 million, respectively, from our investment in preferred shares of WLT, which was recorded within Non-operating income in the consolidated financial statements. The fair value of our investment in preferred shares of WLT approximated its carrying value, which was $65.0 million as of December 31, 2021.

Investment in Common Shares of WLT — In January 2022, we reclassified our investment in 12,208,243 shares of common stock of WLT from equity method investments to equity securities, since we no longer had significant influence over WLT, following the redemption of our investment in preferred shares of WLT, as described above. As a result, we accounted for this investment, which was included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 3 because it is not traded in an active market. The carrying value of this investment was $33.4 million as of December 31, 2021, which was included within Equity method investments in the consolidated financial statements. WLT completed its previously announced sale to private real estate funds in October 2022 and we received $82.6 million in cash proceeds. As a result, we recognized non-cash unrealized gains of $49.2 million on our investment in common shares of WLT during the year ended December 31, 2022, which was recorded within Other gains and (losses) in the consolidated financial statements. Upon completion of this transaction, we have no remaining interest in WLT.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the years ended December 31, 2022 or 2021. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31, 2022		December 31, 2021
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2 and 3	$5,916,400	$5,238,588	$5,701,913	$5,984,228
Non-recourse mortgages, net (a) (b) (d)	3	1,132,417	1,109,449	368,524	369,841
__________

W. P. Carey 2022 10-K – 90

Notes to Consolidated Financial Statements
(a)The carrying value of Senior Unsecured Notes, net (Note 11) includes unamortized deferred financing costs of $25.9 million and $28.7 million at December 31, 2022 and 2021, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of less than $0.1 million at both December 31, 2022 and 2021.
(b)The carrying value of Senior Unsecured Notes, net includes unamortized discount of $24.1 million and $29.2 million at December 31, 2022 and 2021, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $10.3 million and $0.8 million at December 31, 2022 and 2021, respectively.
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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility (Note 11), but excluding finance receivables (Note 6), had fair values that approximated their carrying values at both December 31, 2022 and 2021.

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

The following table presents information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Years Ended December 31,
	2022		2021		2020
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate and intangibles	$32,497	$39,119	$29,494	$24,246	$31,350	$35,830
Investment Management goodwill	—	29,334	—	—	—	—
Equity method investments	—	—	8,175	6,830	55,245	55,387
		$68,453		$31,076		$91,217

Impairment charges, and their related triggering events and fair value measurements, recognized during 2022, 2021, and 2020 were as follows:

Real Estate and Intangibles

The impairment charges described below are reflected within Impairment charges — real estate in our consolidated statements of income.

2022 — During the year ended December 31, 2022, we recognized impairment charges totaling $39.1 million on 11 properties in order to reduce their carrying values to their estimated fair values, as follows:

•$12.4 million on three properties based on their estimated selling prices; we sold one of these properties in August 2022;
•$10.9 million on a property due to changes in expected cash flows related to the existing tenant’s lease expiration in 2023. The fair value measurement was determined by estimating discounted cash flows using two significant unobservable inputs, which were the cash flow discount rate (14.0%) and terminal capitalization rate (11.0%);

W. P. Carey 2022 10-K – 91

Notes to Consolidated Financial Statements
•$9.3 million on six Pendragon PLC properties in order to reduce the carrying values of the properties to their estimated fair values. The fair value measurements for the properties were determined using a direct capitalization rate analysis; the capitalization rate for the various scenarios ranged from 4.75% to 10.00%. In March 2022, we entered into a transaction to restructure certain leases with Pendragon PLC (a tenant at certain automotive dealerships in the United Kingdom). Under this restructuring, we extended the leases on 30 properties by 11 years (no change to rent) and entered into an agreement to dispose of 12 properties, with the tenant continuing to pay rent until the earlier of sale date or certain specified dates over the following 12 months; and
•$6.5 million on a property due to a potential property vacancy.

2021 — During the year ended December 31, 2021, we recognized impairment charges totaling $24.2 million on two properties in order to reduce the carrying values of the properties to their estimated fair values, as follows:

•$16.3 million on a property due to the former tenant’s non-renewal of its lease expiring in 2022; the fair value measurement was determined by estimating discounted cash flows using four significant unobservable inputs, which were the cash flow discount rate (range of 7.00% to 9.00%), terminal capitalization rate (range of 6.00% to 7.00%), estimated market rents (range of $10 to $11 per square foot), and estimated capital expenditures ($100 per square foot); we sold this property in September 2022; and
•$7.9 million on a property due to a lease termination and resulting vacancy; the fair value measurement for the property was based on the sales prices for comparable properties.

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
•$3.4 million on an international property based on its estimated selling price; we sold this property in September 2020;
•$2.8 million on an international property due to a lease expiration and resulting vacancy; the fair value measurement for the property approximated its estimated selling price; we sold this property in May 2022; and
•$1.0 million on a property based on its estimated selling price; we sold this property in September 2021.

Investment Management Goodwill

The impairment charges described below are reflected within Impairment charges — Investment Management goodwill in our consolidated statements of income.

2022 — During the year ended December 31, 2022, we recognized an impairment charge of $29.3 million on goodwill within our Investment Management segment in order to reduce its carrying value to its estimated fair value of $0, since future Investment Management cash flows are expected to be minimal following the CPA:18 Merger (Note 3).

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

W. P. Carey 2022 10-K – 92

Notes to Consolidated Financial Statements
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

Note 10. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing liabilities, including our Senior Unsecured Credit Facility (Note 11) and unhedged variable-rate non-recourse mortgage loans. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, Senior Unsecured Notes, other securities, and the limited partnership units we hold in CESH, due to changes in interest rates or other market factors. We own investments in North America, Europe, and Japan and are subject to risks associated with fluctuating foreign currency exchange rates.

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

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both December 31, 2022 and 2021, no cash collateral had been posted nor received for any of our derivative positions.

W. P. Carey 2022 10-K – 93

Notes to Consolidated Financial Statements

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Foreign currency collars	Other assets, net	$32,631	$19,484	$—	$—
Interest rate swaps (a)	Other assets, net	2,679	—	—	—
Interest rate caps	Other assets, net	14	1	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(1,445)	(1,311)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	—	(908)
		35,324	19,485	(1,445)	(2,219)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	3,950	4,600	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(248)	—
		3,950	4,600	(248)	—
Total derivatives		$39,274	$24,085	$(1,693)	$(2,219)
__________
(a)In connection with the CPA:18 Merger on August 1, 2022, we acquired five interest rate swaps, which had an aggregate fair value of $0.4 million on the date of acquisition.

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive (Loss) Income (a)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2022	2021	2020
Foreign currency collars	$13,013	$29,805	$(24,818)
Interest rate swaps	3,068	4,198	(1,553)
Interest rate caps	16	6	6
Foreign currency forward contracts	—	—	(5,272)
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency collars	—	—	9
Total	$16,097	$34,009	$(31,628)

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive (Loss) Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2022	2021	2020
Foreign currency collars	Non-operating income	$17,483	$854	$4,956
Interest rate swaps and caps (c)	Interest expense	(167)	(932)	(1,818)
Foreign currency forward contracts	Non-operating income	—	—	5,716
Total		$17,316	$(78)	$8,854
__________
(a)Excludes net gains of $3.6 million, net gains of $1.3 million, and net losses of $0.3 million recognized on unconsolidated jointly owned investments for the years ended December 31, 2022, 2021, and 2020, respectively.

W. P. Carey 2022 10-K – 94

Notes to Consolidated Financial Statements
(b)The changes in fair value of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive (loss) income.
(c)Amount for the year ended December 31, 2021 excludes other comprehensive income totaling $3.1 million that was released from the consolidated financial statements (along with the related liability balances) upon the termination of interest rate swaps in connection with certain prepayments of non-recourse mortgage loans during the period (Note 11).

Amounts reported in Other comprehensive (loss) income related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Non-operating income when the hedged foreign currency contracts are settled. As of December 31, 2022, we estimate that an additional $1.6 million and $14.6 million will be reclassified as Interest expense and Non-operating income, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2022	2021	2020
Foreign currency collars	Non-operating income	$6,574	$1,503	$(2,477)
Interest rate swaps	Interest expense	171	1,592	2,132
Foreign currency forward contracts	Non-operating income	—	—	(43)
Derivatives Not in Cash Flow Hedging Relationships
Stock warrants	Other gains and (losses)	(650)	(1,200)	800
Foreign currency collars	Other gains and (losses)	(248)	—	—
Interest rate swaps	Other gains and (losses)	—	—	106
Total		$5,847	$1,895	$518

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

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at December 31, 2022 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2022 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	5	34,918	USD	$1,399
Interest rate swaps	2	45,970	EUR	1,280
Interest rate cap	1	10,452	EUR	14
				$2,693
__________
(a)Fair value amounts are based on the exchange rate of the euro at December 31, 2022, as applicable.

W. P. Carey 2022 10-K – 95

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

The following table presents the foreign currency derivative contracts we had outstanding at December 31, 2022 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2022
Designated as Cash Flow Hedging Instruments
Foreign currency collars	75	295,400	EUR	$25,578
Foreign currency collars	69	44,520	GBP	5,608
Not Designated as Cash Flow Hedging Instruments
Foreign currency collars	4	29,500	EUR	(248)
				$30,938

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2022. At December 31, 2022, our total credit exposure and the maximum exposure to any single counterparty was $33.8 million and $6.0 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At December 31, 2022, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $1.7 million and $2.2 million at December 31, 2022 and 2021, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at December 31, 2022 or 2021, we could have been required to settle our obligations under these agreements at their aggregate termination value of $1.7 million and $2.3 million, respectively.

Net Investment Hedges

Borrowings under our Senior Unsecured Notes, Unsecured Revolving Credit Facility, and Unsecured Term Loans (all as defined in Note 11) denominated in euro, British pounds sterling, or Japanese yen are designated as, and are effective as, economic hedges of our net investments in foreign entities.

Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under our euro-denominated senior notes and changes in the value of our euro, Japanese yen, and British pound sterling borrowings under our Senior Unsecured Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. Such gains (losses) related to non-derivative net investment hedges were $214.3 million, $255.9 million, and $(280.4) million for the years ended December 31, 2022, 2021, and 2020, respectively.

W. P. Carey 2022 10-K – 96

Notes to Consolidated Financial Statements
Note 11. Debt

Senior Unsecured Credit Facility

On February 20, 2020, we entered into the Fourth Amended and Restated Credit Facility, which has capacity of approximately $2.1 billion, comprised of (i) a $1.8 billion unsecured revolving credit facility for our working capital needs, acquisitions, and other general corporate purposes (our “Unsecured Revolving Credit Facility”), (ii) a £150.0 million term loan (our “Term Loan”), and (iii) a €96.5 million delayed draw term loan (our “Delayed Draw Term Loan”). We refer to our Term Loan and Delayed Draw Term Loan collectively as the “Unsecured Term Loans” and the entire facility collectively as our “Senior Unsecured Credit Facility.” In December 2021, the Senior Unsecured Credit Facility was amended to transition certain London Inter-bank Offered Rate (“LIBOR”)-based rates that were discontinued after December 31, 2021 to successor alternative reference rates. The updated reference rates are included in the Senior Unsecured Credit Facility table below. As of December 31, 2022 and 2021, this reference rate transition impacted only our Senior Unsecured Credit Facility.

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

The Senior Unsecured Credit Facility includes the ability to borrow in certain currencies other than U.S. dollars and has a maturity date of February 20, 2025. As of December 31, 2022, the aggregate principal amount (of revolving and term loans) available under the Senior Unsecured Credit Facility was able to be increased up to an amount not to exceed the U.S. dollar equivalent of $2.75 billion, subject to the conditions to increase set forth in the Credit Agreement. In January 2023, we entered into a Third Amendment to the Credit Agreement to (i) transition from LIBOR to the Secured Overnight Financing Rate (“SOFR”) and (ii) increase the aggregate principal amount (of revolving and term loans) available under the Senior Unsecured Credit Facility to an amount not to exceed the U.S. dollar equivalent of $3.05 billion, subject to the conditions to increase set forth in the Credit Agreement. See Note 18, Subsequent Events for more information about this amendment.

At December 31, 2022, our Unsecured Revolving Credit Facility had available capacity of approximately $1.5 billion (net of amounts reserved for standby letters of credit totaling $0.6 million). We incur an annual facility fee of 0.20% of the total commitment on our Unsecured Revolving Credit Facility, which is included within Interest expense in our consolidated statements of income.

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

	Interest Rate at December 31, 2022 (a)	Maturity Date at December 31, 2022	Principal Outstanding Balance at December 31,
Senior Unsecured Credit Facility			2022	2021
Unsecured Term Loans:
Term Loan — borrowing in British pounds sterling (b) (c) (d)	SONIA + 0.85%	2/20/2025	$324,695	$202,183
Delayed Draw Term Loan — borrowing in euros (e)	EURIBOR + 0.85%	2/20/2025	229,319	109,296
			554,014	311,479
Unsecured Revolving Credit Facility:
Borrowing in euros (e)	EURIBOR + 0.775%	2/20/2025	258,117	205,001
Borrowing in Japanese yen (f)	TIBOR + 0.775%	2/20/2025	18,275	20,935
Borrowing in British pounds sterling	N/A	2/20/2025	—	184,660
			276,392	410,596
			$830,406	$722,075
__________
(a)The applicable interest rate at December 31, 2022 was based on the credit rating for our Senior Unsecured Notes of BBB/Baa1.
(b)Balance excludes unamortized discount of $1.5 million and $0.9 million at December 31, 2022 and 2021, respectively.
(c)SONIA means Sterling Overnight Index Average.

W. P. Carey 2022 10-K – 97

Notes to Consolidated Financial Statements
(d)Interest rate includes both a spread adjustment to the base rate and a credit spread.
(e)EURIBOR means Euro Interbank Offered Rate.
(f)TIBOR means Tokyo Interbank Offered Rate.

Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $6.0 billion at December 31, 2022 (the “Senior Unsecured Notes”).

On September 28, 2022, we completed a private placement of (i) €150 million of 3.41% Senior Notes due 2029, which have a 7-year term and are scheduled to mature on September 28, 2029, and (ii) €200 million of 3.70% Senior Notes due 2032, which have a 10-year term and are scheduled to mature on September 28, 2032.

We redeemed the €500.0 million of 2.0% Senior Notes due 2023 in March 2021. In connection with this redemption, we paid a “make-whole” amount of $26.2 million (based on the exchange rate of the euro as of the date of redemption) and recognized a loss on extinguishment of $28.2 million, which is included within Other gains and (losses) on our consolidated statements of income for the year ended December 31, 2021.

Interest on the Senior Unsecured Notes is payable annually in arrears for our euro-denominated senior notes and semi-annually for U.S. dollar-denominated senior notes. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 20 to 35 basis points. The following table presents a summary of our Senior Unsecured Notes outstanding at December 31, 2022 (currency in thousands):

		Principal Amount	Coupon Rate	Maturity Date	Principal Outstanding Balance at December 31,
Senior Unsecured Notes, net (a)	Issue Date				2022	2021
4.6% Senior Notes due 2024	3/14/2014	$500,000	4.6%	4/1/2024	$500,000	$500,000
2.25% Senior Notes due 2024	1/19/2017	€500,000	2.25%	7/19/2024	533,300	566,300
4.0% Senior Notes due 2025	1/26/2015	$450,000	4.0%	2/1/2025	450,000	450,000
2.250% Senior Notes due 2026	10/9/2018	€500,000	2.250%	4/9/2026	533,300	566,300
4.25% Senior Notes due 2026	9/12/2016	$350,000	4.25%	10/1/2026	350,000	350,000
2.125% Senior Notes due 2027	3/6/2018	€500,000	2.125%	4/15/2027	533,300	566,300
1.350% Senior Notes due 2028	9/19/2019	€500,000	1.350%	4/15/2028	533,300	566,300
3.850% Senior Notes due 2029	6/14/2019	$325,000	3.850%	7/15/2029	325,000	325,000
3.41% Senior Notes due 2029	9/28/2022	€150,000	3.41%	9/28/2029	159,990	—
0.950% Senior Notes due 2030	3/8/2021	€525,000	0.950%	6/1/2030	559,965	594,615
2.400% Senior Notes due 2031	10/14/2020	$500,000	2.400%	2/1/2031	500,000	500,000
2.450% Senior Notes due 2032	10/15/2021	$350,000	2.450%	2/1/2032	350,000	350,000
3.70% Senior Notes due 2032	9/28/2022	€200,000	3.70%	9/28/2032	213,320	—
2.250% Senior Notes due 2033	2/25/2021	$425,000	2.250%	4/1/2033	425,000	425,000
					$5,966,475	$5,759,815
__________
(a)Aggregate balance excludes unamortized deferred financing costs totaling $25.9 million and $28.7 million, and unamortized discount totaling $24.1 million and $29.2 million at December 31, 2022 and 2021, respectively.

In connection with the private placement of the €150 million of 3.41% Senior Notes due 2029 and the €200 million of 3.70% Senior Notes due 2032 in September 2022, we incurred financing costs totaling $2.6 million during the year ended December 31, 2022, which are included in the Senior Unsecured Notes, net in the consolidated financial statements and are being amortized to Interest expense over the term of their respective Senior Notes.

W. P. Carey 2022 10-K – 98

Notes to Consolidated Financial Statements
Covenants

The Credit Agreement, each of the Senior Unsecured Notes, and certain of our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. The Credit Agreement also contains various customary affirmative and negative covenants applicable to us and our subsidiaries, subject to materiality and other qualifications, baskets, and exceptions as outlined in the Credit Agreement. We were in compliance with all of these covenants at December 31, 2022.

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

Non-Recourse Mortgages

Non-recourse mortgages consist of mortgage notes payable, which are collateralized by the assignment of real estate properties. For a list of our encumbered properties, please see Schedule III — Real Estate and Accumulated Depreciation. At December 31, 2022, the weighted-average interest rate for our total non-recourse mortgage notes payable was 4.3% (fixed-rate and variable-rate non-recourse mortgage notes payable were 4.4% and 4.1%, respectively), with maturity dates ranging from January 2023 to April 2039.

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

Repayments During 2022

During the year ended December 31, 2022, we (i) repaid non-recourse mortgage loans at or close to maturity with an aggregate principal balance of approximately $104.7 million, and (ii) prepaid non-recourse mortgage loans totaling $10.4 million. We recognized an aggregate net loss on extinguishment of debt of $1.3 million on these repayments, which is included within Other gains and (losses) on our consolidated statements of income. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 4.4%.

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

Interest Paid

For the years ended December 31, 2022, 2021, and 2020, interest paid was $191.0 million, $190.8 million, and $190.6 million, respectively.

W. P. Carey 2022 10-K – 99

Notes to Consolidated Financial Statements
Foreign Currency Exchange Rate Impact

During the year ended December 31, 2022, the U.S. dollar strengthened against the euro, resulting in an aggregate decrease of $224.4 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2021 to December 31, 2022.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of December 31, 2022 are as follows (in thousands):

Years Ending December 31,	Total
2023	$456,708
2024	1,231,468
2025	1,664,276
2026	983,425
2027	533,760
Thereafter through 2039	3,070,039
Total principal payments	7,939,676
Unamortized discount, net	(35,936)
Unamortized deferred financing costs	(25,992)
Total	$7,877,748

Certain amounts are based on the applicable foreign currency exchange rate at December 31, 2022.

Note 12. Commitments and Contingencies

At December 31, 2022, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 13. Equity

Common Stock

Dividends paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. Our dividends per share are summarized as follows:

	Dividends Paid
	During the Years Ended December 31,
	2022	2021	2020
Ordinary income	$4.0329	$3.3300	$3.3112
Return of capital	0.1718	0.5407	—
Capital gains	0.0273	0.3253	0.8528
Total dividends paid	$4.2320	$4.1960	$4.1640

During the fourth quarter of 2022, our Board declared a quarterly dividend of $1.065 per share, which was paid on January 13, 2023 to stockholders of record as of December 30, 2022.

W. P. Carey 2022 10-K – 100

Notes to Consolidated Financial Statements
Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Net income – basic and diluted	$599,139	$409,988	$455,359

Weighted-average shares outstanding – basic	199,633,802	182,486,476	174,504,406
Effect of dilutive securities	793,322	640,622	335,022
Weighted-average shares outstanding – diluted	200,427,124	183,127,098	174,839,428

For the years ended December 31, 2022, 2021, and 2020, potentially dilutive securities excluded from the computation of diluted earnings per share were insignificant.

ATM Program

On May 2, 2022, we established a continuous “at-the-market” offering program (“ATM Program”) with a syndicate of banks, pursuant to which shares of our common stock having an aggregate gross sales price of up to $1.0 billion may be sold (i) directly through or to the banks acting as sales agents or as principal for their own accounts or (ii) through or to participating banks or their affiliates acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement (our “ATM Forwards”). Effective as of that date, we terminated a prior ATM Program that was established on August 9, 2019, under which we were able to offer and sell shares of our common stock from time to time, up to an aggregate gross sales price of $750.0 million, with a syndicate of banks.

The following table sets forth certain information regarding the issuance of shares of our common stock under our prior ATM Program during the periods presented (net proceeds in thousands):

	Years Ended December 31,
	2022	2021	2020
Shares of common stock issued	2,740,295	4,690,073	2,500
Weighted-average price per share	$80.79	$73.42	$72.05
Net proceeds	$218,081	$339,968	$159

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

W. P. Carey 2022 10-K – 101

Notes to Consolidated Financial Statements

We refer to our three forward equity offerings presented below as the June 2020 Equity Forwards, June 2021 Equity Forwards, and August 2021 Equity Forwards (collectively, the “Equity Forwards”). Our ATM Forwards are also presented below (gross offering proceeds at closing in thousands):

	Agreement Date (a)	Shares Offered (b)	Gross Offering Price	Gross Offering Proceeds at Closing	Outstanding Shares as of December 31, 2022
June 2020 Equity Forwards (c)	6/17/2020	5,462,500	$70.00	$382,375	—
June 2021 Equity Forwards (c)	6/7/2021	6,037,500	75.30	454,624	—
August 2021 Equity Forwards (d)	8/9/2021	5,175,000	78.00	403,650	—
ATM Forwards (e)	5/2/2022	6,524,437	84.09	548,626	6,524,437
					6,524,437
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
(d)All remaining outstanding shares were settled during the year ended December 31, 2022.
(e)We sold shares under our ATM Forwards during the year ended December 31, 2022. We did not settle any of the shares sold and therefore did not receive any proceeds from such sales. See Note 18, Subsequent Events for sales through our ATM Forwards subsequent to December 31, 2022 and through the date of this Report.

The following table sets forth certain information regarding the settlement of our Equity Forwards during the periods presented (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Shares of common stock delivered	3,925,000	9,798,209	2,951,791
Net proceeds	$284,259	$697,044	$199,716

W. P. Carey 2022 10-K – 102

Notes to Consolidated Financial Statements
Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Balance at January 1, 2020	$13,048	$(268,715)	$—	$(255,667)
Other comprehensive income before reclassifications	(23,124)	47,746	—	24,622
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(10,672)	—	—	(10,672)
Interest expense	1,818	—	—	1,818
Total	(8,854)	—	—	(8,854)
Net current period other comprehensive income	(31,978)	47,746	—	15,768
Net current period other comprehensive income attributable to noncontrolling interests	(7)	—	—	(7)
Balance at December 31, 2020	(18,937)	(220,969)	—	(239,906)
Other comprehensive income before reclassifications	35,227	(35,736)	18,688	18,179
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	932	—	—	932
Non-operating income	(854)	—	—	(854)
Total	78	—	—	78
Net current period other comprehensive income	35,305	(35,736)	18,688	18,257
Net current period other comprehensive income attributable to noncontrolling interests	(21)	—	—	(21)
Balance at December 31, 2021	16,347	(256,705)	18,688	(221,670)
Other comprehensive loss before reclassifications	37,048	(63,149)	—	(26,101)
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(17,483)	—	—	(17,483)
Interest expense	167	—	—	167
Other gains and (losses) (Note 9)	—	—	(18,688)	(18,688)
Total	(17,316)	—	(18,688)	(36,004)
Net current period other comprehensive loss	19,732	(63,149)	(18,688)	(62,105)
Net current period other comprehensive income attributable to noncontrolling interests	—	(5)	—	(5)
Balance at December 31, 2022	$36,079	$(319,859)	$—	$(283,780)

See Note 10 for additional information on our derivatives activity recognized within Other comprehensive (loss) income for the periods presented.

W. P. Carey 2022 10-K – 103

Notes to Consolidated Financial Statements
Note 14. Stock-Based and Other Compensation

Stock-Based Compensation

At December 31, 2022, we maintained several stock-based compensation plans as described below. The total compensation expense (net of forfeitures) for awards issued under these plans was $32.8 million, $24.9 million, and $15.9 million for the years ended December 31, 2022, 2021, and 2020, respectively, which was included in Stock-based compensation expense in the consolidated financial statements. The tax (expense) benefit recognized by us related to these awards totaled $(4.3) million, $0.8 million, and $4.7 million for the years ended December 31, 2022, 2021, and 2020, respectively. The tax benefits for the years ended December 31, 2022, 2021, and 2020 were reflected as a deferred tax benefit within (Provision for) benefit from income taxes in the consolidated financial statements.

2017 Share Incentive Plan

We maintain the 2017 Share Incentive Plan, which authorizes the issuance of up to 4,000,000 shares of our common stock. The 2017 Share Incentive Plan provides for the grant of various stock- and cash-based awards, including (i) share options, (ii) RSUs, (iii) PSUs, (iv) RSAs, and (v) dividend equivalent rights. At December 31, 2022, 2,186,067 shares remained available for issuance under the 2017 Share Incentive Plan, which is more fully described in the 2019 Annual Report.

Employee Share Purchase Plan

We sponsor an employee share purchase plan (“ESPP”) pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain limits, to purchase our common stock semi-annually at a price equal to 90% of the fair market value at certain plan defined dates. Compensation expense under this plan for each of the years ended December 31, 2022, 2021, and 2020 was less than $0.1 million. Cash received from purchases under the ESPP during the years ended December 31, 2022, 2021, and 2020 was $0.2 million, $0.3 million, and $0.4 million, respectively.

Restricted and Conditional Awards

Nonvested RSAs, RSUs, and PSUs at December 31, 2022 and changes during the years ended December 31, 2022, 2021, and 2020 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2020	283,977	$68.51	331,242	$80.90
Granted	146,162	81.02	90,518	104.65
Vested (a)	(163,607)	69.62	(156,838)	80.42
Forfeited	(5,555)	71.69	(6,715)	88.94
Adjustment (b)	—	—	3,806	62.07
Nonvested at December 31, 2020	260,977	74.75	262,013	88.99
Granted	194,940	66.40	134,290	86.19
Vested (a)	(137,267)	71.99	(151,678)	76.04
Forfeited	(11,656)	60.98	(16,463)	93.91
Adjustment (b)	—	—	170,093	71.17
Nonvested at December 31, 2021	306,994	71.21	398,255	86.86
Granted (c)	235,348	80.28	144,311	104.97
Vested (a)	(154,028)	72.80	(165,615)	92.16
Forfeited	(12,016)	75.93	(4,262)	98.26
Adjustment (b)	—	—	159,092	80.90
Nonvested at December 31, 2022 (d)	376,298	$74.78	531,781	$89.14
__________

W. P. Carey 2022 10-K – 104

Notes to Consolidated Financial Statements
(a)The grant date fair value of shares vested during the years ended December 31, 2022, 2021, and 2020 was $26.5 million, $21.4 million, and $24.0 million, respectively. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At December 31, 2022 and 2021, we had an obligation to issue 1,181,947 and 1,104,020 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $57.0 million and $49.8 million, respectively.
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
(c)The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period and (ii) future financial performance projections. To estimate the fair value of PSUs granted during the year ended December 31, 2022, we used a risk-free interest rate of 1.2%, an expected volatility rate of 36.7%, and assumed a dividend yield of zero.
(d)At December 31, 2022, total unrecognized compensation expense related to these awards was approximately $34.4 million, with an aggregate weighted-average remaining term of 1.8 years.

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

Profit-Sharing Plan

We sponsor a qualified profit-sharing plan and trust that generally permits all employees, as defined by the plan, to make pre-tax contributions into the plan. We are under no obligation to contribute to the plan and the amount of any contribution is determined by and at the discretion of our Board. In December 2022, 2021, and 2020, our Board determined that the contribution to the plan for each of those respective years would be 10% of an eligible participant’s cash compensation, up to the legal maximum allowable in each of those years of $30,500 for 2022, $29,000 for 2021, and $28,500 for 2020. For the years ended December 31, 2022, 2021, and 2020, amounts expensed for contributions to the trust were $2.3 million, $2.2 million, and $1.9 million, respectively, which were included in General and administrative expenses in the consolidated financial statements. The profit-sharing plan is a deferred compensation plan and is therefore considered to be outside the scope of current accounting guidance for stock-based compensation.

W. P. Carey 2022 10-K – 105

Notes to Consolidated Financial Statements
Note 15. Income Taxes

Income Tax Provision

The components of our provision for (benefit from) income taxes for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Federal
Current	$5,329	$(405)	$(1,118)
Deferred (a)	13	17	(33,040)
	5,342	(388)	(34,158)
State and Local
Current	3,388	3,008	3,284
Deferred (a)	—	(30)	(7,756)
	3,388	2,978	(4,472)
Foreign
Current	27,077	30,599	26,137
Deferred	(8,083)	(4,703)	(8,266)
	18,994	25,896	17,871
Total Provision for (Benefit from) Income Taxes	$27,724	$28,486	$(20,759)

A reconciliation of effective income tax for the periods presented is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Pre-tax income (loss) attributable to taxable subsidiaries (a) (b)	$55,604	$37,861	$(56,789)

Federal provision at statutory tax rate (21%)	$11,677	$7,951	$(11,926)
Change in valuation allowance	8,082	13,178	13,946
Non-deductible expense	6,972	3,148	6,303
State and local taxes, net of federal benefit	2,920	2,713	2,336
Windfall tax benefit	(1,896)	(1,375)	(2,132)
Rate differential	(387)	(232)	(632)
Revocation of TRS Status (c)	—	—	(37,249)
Tax expense related to allocation of goodwill based on portion of Investment Management business sold (Note 4)	—	—	7,203
Non-taxable income	—	—	(2)
Other	356	3,103	1,394
Total provision for (benefit from) income taxes	$27,724	$28,486	$(20,759)
__________
(a)Pre-tax loss attributable to taxable subsidiaries for 2020 was primarily driven by: (i) a portion of the other-than-temporary impairment charges totaling $47.1 million recognized on our equity method investments in CWI 1 and CWI 2 (Note 9), (ii) the allocation of $34.3 million of goodwill within our Investment Management segment as a result of the WLT management internalization (Note 4), and (iii) an impairment charge of $12.6 million recognized on an international property (Note 9).
(b)Pre-tax income attributable to taxable subsidiaries for 2022 includes taxable income, recognized in connection with the CPA:18 Merger, associated with the accelerated vesting of shares previously issued by CPA:18 – Global to us for asset management services performed.

W. P. Carey 2022 10-K – 106

Notes to Consolidated Financial Statements
(c)Amount for the year ended December 31, 2020 includes an aggregate deferred tax benefit of $37.2 million as a result of the release of a deferred tax liability relating to our investment in shares of Lineage Logistics (Note 9), which converted to a REIT during the year and is therefore no longer subject to federal and state income taxes

Benefit from income taxes for the year ended December 31, 2020 includes a deferred tax benefit of $6.3 million as a result of the other-than-temporary impairment charges that we recognized on our equity method investments in CWI 1 and CWI 2 during the year (Note 9).

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

Deferred Income Taxes

Deferred income taxes at December 31, 2022 and 2021 consist of the following (in thousands):

	December 31,
	2022	2021
Deferred Tax Assets
Net operating loss and other tax credit carryforwards	$63,454	$55,147
Basis differences — foreign investments	62,099	52,705
Unearned and deferred compensation	643	15,895
Lease liabilities (a)	—	14,752
Other	1,242	374
Total deferred tax assets	127,438	138,873
Valuation allowance	(106,185)	(108,812)
Net deferred tax assets	21,253	30,061
Deferred Tax Liabilities
Basis differences — foreign investments	(179,761)	(145,524)
ROU assets (a)	—	(12,637)
Basis differences — equity investees	—	(1,195)
Total deferred tax liabilities	(179,761)	(159,356)
Net Deferred Tax Liability	$(158,508)	$(129,295)
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
•Basis differences in equity investments represents fees earned in shares recognized under GAAP into income and deferred for U.S. taxes based upon a share vesting schedule; and

W. P. Carey 2022 10-K – 107

Notes to Consolidated Financial Statements
•Tax net operating losses in certain subsidiaries, including those domiciled in foreign jurisdictions, that may be realized in future periods if the respective subsidiary generates sufficient taxable income. Certain net operating losses and interest carryforwards were subject to limitations as a result of the CPA:18 Merger, and thus could not be applied to reduce future income tax liabilities.

As of December 31, 2022, U.S. federal and state net operating loss carryforwards were $17.5 million and $11.4 million, respectively, which will begin to expire in 2033. As of December 31, 2022, net operating loss carryforwards in foreign jurisdictions were $90.6 million, which will begin to expire in 2023.

The net deferred tax liability in the table above is comprised of deferred tax asset balances, net of certain deferred tax liabilities and valuation allowances, of $20.5 million and $16.3 million at December 31, 2022 and 2021, respectively, which are included in Other assets, net in the consolidated balance sheets, and other deferred tax liability balances of $179.0 million and $145.6 million at December 31, 2022 and 2021, respectively, which are included in Deferred income taxes in the consolidated balance sheets.

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

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2022	2021
Beginning balance	$5,994	$6,312
Decrease due to lapse in statute of limitations	(2,847)	(508)
Increase due to CPA:18 Merger	2,694	—
Addition based on tax positions related to the prior year	543	315
Foreign currency translation adjustments	(407)	(451)
Addition based on tax positions related to the current year	241	326
Ending balance	$6,218	$5,994

At December 31, 2022 and 2021, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on our effective income tax rate in future periods. These unrecognized tax benefits are recorded as liabilities within Accounts payable, accrued expenses and other liabilities on our consolidated balance sheets. We recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2022 and 2021, we had approximately $1.6 million and $2.1 million, respectively, of accrued interest related to uncertain tax positions.

Income Taxes Paid

Income taxes paid were $42.6 million, $44.3 million, and $43.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

W. P. Carey 2022 10-K – 108

Notes to Consolidated Financial Statements
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

Tax authorities in the relevant jurisdictions may select our tax returns for audit and propose adjustments before the expiration of the statute of limitations. Our tax returns filed for tax years 2017 through 2021 or any ongoing audits remain open to adjustment in the major tax jurisdictions.

Note 16. Property Dispositions

We have an active capital recycling program, with a goal of extending the average lease term through reinvestment, improving portfolio credit quality through dispositions and acquisitions of assets, increasing the asset criticality factor in our portfolio, and/or executing strategic dispositions of assets. We may decide to dispose of a property when it is vacant as a result of tenants vacating space, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our consolidated balance sheet. All property dispositions are recorded within our Real Estate segment and are also discussed in Note 5 and Note 6.

2022 — During the year ended December 31, 2022, we sold 23 properties for total proceeds, net of selling costs, of $234.7 million, and recognized a net gain on these sales totaling $43.5 million (inclusive of income taxes totaling $5.3 million recognized upon sale). This disposition activity included two properties acquired in the CPA:18 Merger, one of which was classified as assets held for sale and sold in August 2022 (Note 3, Note 5).

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

W. P. Carey 2022 10-K – 109

Notes to Consolidated Financial Statements
Note 17. Segment Reporting

We evaluate our results from operations by our two major business segments: Real Estate and Investment Management (Note 1). The following tables present a summary of comparative results and assets for these business segments (in thousands):

Real Estate

	Years Ended December 31,
	2022	2021	2020
Revenues
Lease revenues	$1,301,617	$1,177,438	$1,080,623
Income from direct financing leases and loans receivable	74,266	67,555	74,893
Operating property revenues (a)	59,230	13,478	11,399
Other lease-related income	32,988	53,655	11,082
	1,468,101	1,312,126	1,177,997
Operating Expenses
Depreciation and amortization (b)	503,403	475,989	441,948
General and administrative (b)	88,952	81,888	70,127
Reimbursable tenant costs	73,622	62,417	56,409
Property expenses, excluding reimbursable tenant costs	50,753	47,898	44,067
Impairment charges	39,119	24,246	35,830
Stock-based compensation expense (b)	32,841	24,881	15,247
Operating property expenses	27,054	9,848	9,901
Merger and other expenses	19,384	(4,597)	(937)
	835,128	722,570	672,592
Other Income and Expenses
Interest expense	(219,160)	(196,831)	(210,087)
Other gains and (losses)	97,149	(13,676)	37,104
Gain on sale of real estate, net	43,476	40,425	109,370
Non-operating income	30,289	13,778	8,970
Earnings (losses) from equity method investments in real estate	16,221	(19,649)	(9,017)
Gain on change in control of interests	11,405	—	—
	(20,620)	(175,953)	(63,660)
Income before income taxes	612,353	413,603	441,745
(Provision for) benefit from income taxes	(21,407)	(28,703)	18,498
Net Income from Real Estate	590,946	384,900	460,243
Net loss (income) attributable to noncontrolling interests	657	(134)	(731)
Net Income from Real Estate Attributable to W. P. Carey	$591,603	$384,766	$459,512

W. P. Carey 2022 10-K – 110

Notes to Consolidated Financial Statements
Investment Management

	Years Ended December 31,
	2022	2021	2020
Revenues
Asset management revenue	$8,467	$15,363	$22,467
Reimbursable costs from affiliates	2,518	4,035	8,855
	10,985	19,398	31,322
Operating Expenses
Impairment charges — Investment Management goodwill	29,334	—	—
Reimbursable costs from affiliates	2,518	4,035	8,855
Merger and other expenses	3	51	1,184
General and administrative (b)	—	—	5,823
Subadvisor fees	—	—	1,469
Depreciation and amortization (b)	—	—	987
Stock-based compensation expense (b)	—	—	691
	31,855	4,086	19,009
Other Income and Expenses
Gain on change in control of interests	22,526	—	—
Earnings (losses) from equity method investments in the Managed Programs	13,288	8,820	(9,540)
Other gains and (losses)	(1,111)	791	61
Non-operating income	20	82	617
	34,723	9,693	(8,862)
Income before income taxes	13,853	25,005	3,451
(Provision for) benefit from income taxes	(6,317)	217	2,261
Net Income from Investment Management	7,536	25,222	5,712
Net income attributable to noncontrolling interests	—	—	(9,865)
Net Income (Loss) from Investment Management Attributable to W. P. Carey	$7,536	$25,222	$(4,153)

Total Company

	Years Ended December 31,
	2022	2021	2020
Revenues	$1,479,086	$1,331,524	$1,209,319
Operating expenses	866,983	726,656	691,601
Other income and expenses	14,103	(166,260)	(72,522)
(Provision for) benefit from income taxes	(27,724)	(28,486)	20,759
Net loss (income) attributable to noncontrolling interests	657	(134)	(10,596)
Net income attributable to W. P. Carey	$599,139	$409,988	$455,359

	Total Assets at December 31,
	2022	2021
Real Estate	$18,077,155	$15,344,703
Investment Management (c)	24,880	135,927
Total Company	$18,102,035	$15,480,630
__________
(a)Operating property revenues from our hotels include (i) $12.0 million, $7.2 million, and $4.0 million for the years ended December 31, 2022, 2021, and 2020, respectively, generated from a hotel in Bloomington, Minnesota (revenues reflect higher occupancy as the hotel’s business recovered from the COVID-19 pandemic), and (ii) $1.9 million for the year ended December 31, 2020 generated from a hotel in Miami, Florida, which was sold in January 2020 (Note 16).

W. P. Carey 2022 10-K – 111

Notes to Consolidated Financial Statements
(b)Beginning with the second quarter of 2020, general and administrative expenses attributed to our Investment Management segment are comprised of the incremental costs of providing services to the Managed Programs, which are fully reimbursed by those funds (resulting in no net expense for us). All other general and administrative expenses are attributed to our Real Estate segment. Previously, general and administrative expenses were allocated based on time incurred by our personnel for the Real Estate and Investment Management segments. In addition, beginning with the second quarter of 2020, stock-based compensation expense and corporate depreciation and amortization expense are fully recognized within our Real Estate segment. In light of the termination of the advisory agreements with CWI 1 and CWI 2 in connection with the WLT management internalization (Note 4), as well as the termination of the advisory agreements with CPA:18 – Global in connection with the CPA:18 Merger (Note 3), we now view essentially all assets, liabilities, and operational expenses as part of our Real Estate segment, other than incremental activities that are expected to wind down as we manage CESH through the end of its life cycle (Note 2). These changes between the segments had no impact on our consolidated financial statements.
(c)Following the CPA:18 Merger on August 1, 2022, we no longer own an equity investment in CPA:18 – Global, which was previously included within our Investment Management segment (Note 3, Note 8). In addition, during the year ended December 31, 2022, we recorded an impairment charge of $29.3 million on goodwill within our Investment Management segment (Note 7, Note 9).

Our portfolio is comprised of domestic and international investments. At December 31, 2022, our international investments within our Real Estate segment were comprised of investments in Poland, Germany, the Netherlands, Spain, the United Kingdom, France, Italy, Denmark, Croatia, Canada, Norway, Mexico, Finland, Lithuania, Hungary, Portugal, Slovakia, the Czech Republic, Belgium, Austria, Sweden, Japan, Mauritius, Latvia, and Estonia. No tenant or international country individually comprised at least 10% of our total lease revenues for the years ended December 31, 2022, 2021, or 2020, or at least 10% of our total long-lived assets at December 31, 2022 or 2021. Revenues and assets within our Investment Management segment are entirely domestic. The following tables present the geographic information for our Real Estate segment (in thousands):

	Years Ended December 31,
	2022	2021	2020
Revenues
Domestic	$985,763	$860,961	$756,763
International	482,338	451,165	421,234
Total	$1,468,101	$1,312,126	$1,177,997

	December 31,
	2022	2021
Long-lived Assets
Domestic	$10,053,422	$8,170,448
International	5,435,476	4,866,921
Total	$15,488,898	$13,037,369

Equity Investments in Real Estate
Domestic	$286,708	$236,643
International	38,569	55,260
Total	$325,277	$291,903

W. P. Carey 2022 10-K – 112

Notes to Consolidated Financial Statements
Note 18. Subsequent Events

Acquisition

In January 2023, we completed one acquisition for approximately $64.8 million.

Disposition

In January 2023, we sold one property for gross proceeds of $11.2 million, which was classified as held for sale as of December 31, 2022 (Note 5).

Issuances Under our ATM Program

In January 2023, we sold 353,264 shares of our common stock through our ATM Forwards at a weighted-average price of $81.94 per share for anticipated net proceeds of approximately $29 million (Note 13).

Amended Credit Facility

In January 2023, we entered into a Third Amendment to the Credit Agreement (Note 11) to (i) replace the benchmark rate at which U.S.-dollar-denominated borrowings bear interest from LIBOR to the forward-looking SOFR and (ii) increase the aggregate principal amount (of revolving and term loans) available under the Senior Unsecured Credit Facility from an amount not to exceed the U.S. dollar equivalent of $2.75 billion to $3.05 billion, subject to the conditions to increase set forth in the Credit Agreement.

W. P. Carey 2022 10-K – 113

W. P. CAREY INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2022, 2021, and 2020
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2022
Valuation reserve for deferred tax assets	$108,812	$34,894	$(37,521)	$106,185

Year Ended December 31, 2021
Valuation reserve for deferred tax assets	$86,069	$40,895	$(18,152)	$108,812

Year Ended December 31, 2020
Valuation reserve for deferred tax assets	$73,643	$31,470	$(19,044)	$86,069

W. P. Carey 2022 10-K – 114

W. P. CAREY INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Real Estate Subject to Operating Leases
Industrial facilities in Erlanger, KY	$—	$1,526	$21,427	$2,966	$(84)	$1,526	$24,309	$25,835	$15,406	1979; 1987	Jan. 1998	40 yrs.
Industrial facilities in Thurmont, MD and Farmington, NY	—	729	5,903	—	—	729	5,903	6,632	3,420	1964; 1983	Jan. 1998	15 yrs.
Warehouse facility in Commerce, CA	—	4,905	11,898	—	(3,043)	4,573	9,187	13,760	5,820	1948	Jan. 1998	40 yrs.
Industrial facility in Toledo, OH	—	224	2,408	—	—	224	2,408	2,632	2,007	1966	Jan. 1998	40 yrs.
Industrial facility in Goshen, IN	—	239	940	—	—	239	940	1,179	604	1973	Jan. 1998	40 yrs.
Office facility in Raleigh, NC	—	1,638	2,844	187	(2,554)	828	1,287	2,115	1,085	1983	Jan. 1998	20 yrs.
Office facility in King of Prussia, PA	—	1,219	6,283	1,295	—	1,219	7,578	8,797	4,627	1968	Jan. 1998	40 yrs.
Industrial facility in Pinconning, MI	—	32	1,692	—	—	32	1,692	1,724	1,057	1948	Jan. 1998	40 yrs.
Industrial facilities in Sylmar, CA	—	2,052	5,322	—	(1,889)	1,494	3,991	5,485	2,504	1962; 1979	Jan. 1998	40 yrs.
Retail facilities in the United States	—	9,382	—	238	14,696	9,025	15,291	24,316	10,071	Various	Jan. 1998	15 yrs.
Land in Glendora, CA	—	1,135	—	—	17	1,152	—	1,152	—	N/A	Jan. 1998	N/A
Warehouse facility in Doraville, GA	—	3,288	9,864	17,079	(11,410)	3,288	15,533	18,821	2,797	2016	Jan. 1998	40 yrs.
Office facility in Collierville, TN and warehouse facility in Corpus Christi, TX	—	3,490	72,497	3,513	(15,608)	288	63,604	63,892	24,648	1989; 1999	Jan. 1998	40 yrs.
Land in Irving and Houston, TX	—	9,795	—	—	—	9,795	—	9,795	—	N/A	Jan. 1998	N/A
Industrial facility in Chandler, AZ	—	5,035	18,957	8,373	516	5,035	27,846	32,881	16,742	1989	Jan. 1998	40 yrs.
Office facility in Bridgeton, MO	—	842	4,762	2,523	(196)	842	7,089	7,931	4,307	1972	Jan. 1998	40 yrs.
Warehouse facility in Memphis, TN	—	1,882	3,973	294	(3,892)	328	1,929	2,257	1,591	1969	Jan. 1998	15 yrs.
Industrial facility in Romulus, MI	—	454	6,411	525	—	454	6,936	7,390	2,766	1970	Jan. 1998	10 yrs.
Retail facility in Bellevue, WA	—	4,125	11,812	393	(123)	4,371	11,836	16,207	7,149	1994	Apr. 1998	40 yrs.
Office facility in Rio Rancho, NM	—	1,190	9,353	5,866	(238)	2,287	13,884	16,171	7,639	1999	Jul. 1998	40 yrs.
Office facility in Moorestown, NJ	—	351	5,981	1,690	1	351	7,672	8,023	4,887	1964	Feb. 1999	40 yrs.
Industrial facility in Winston-Salem, NC	—	1,860	12,539	3,075	(7,325)	925	9,224	10,149	5,591	1980	Sep. 2002	40 yrs.
Office facilities in Playa Vista and Venice, CA	19,523	2,032	10,152	52,817	1	5,889	59,113	65,002	20,644	1991; 1999	Sep. 2004; Sep. 2012	40 yrs.
Warehouse facility in Greenfield, IN	—	2,807	10,335	223	(8,383)	967	4,015	4,982	2,288	1995	Sep. 2004	40 yrs.
Warehouse facilities in Apopka, FL	—	362	10,855	1,195	(155)	337	11,920	12,257	4,891	1969	Sep. 2004	40 yrs.
Land in San Leandro, CA	—	1,532	—	—	—	1,532	—	1,532	—	N/A	Dec. 2006	N/A
Fitness facility in Austin, TX	—	1,725	5,168	—	—	1,725	5,168	6,893	2,917	1995	Dec. 2006	29 yrs.
Retail facility in Wroclaw, Poland	—	3,600	10,306	—	(4,260)	2,667	6,979	9,646	2,596	2007	Dec. 2007	40 yrs.
Office facility in Fort Worth, TX	—	4,600	37,580	367	—	4,600	37,947	42,547	12,191	2003	Feb. 2010	40 yrs.
Warehouse facility in Mallorca, Spain	—	11,109	12,636	—	(2,543)	9,901	11,301	21,202	3,553	2008	Jun. 2010	40 yrs.
Net-lease hotels in the United States	—	32,680	198,999	—	(10,651)	30,099	190,929	221,028	56,001	1989; 1990	Sep. 2012	34 - 37 yrs.

W. P. Carey 2022 10-K – 115

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities in Auburn, IN; Clinton Township, MI; and Bluffton, OH	—	4,403	20,298	—	(3,870)	2,589	18,242	20,831	5,915	1968; 1975; 1995	Sep. 2012; Jan. 2014	30 yrs.
Office facility in Irvine, CA	—	4,173	—	—	13,766	4,173	13,766	17,939	665	1981	Sep. 2012	31 yrs.
Industrial facility in Alpharetta, GA	—	2,198	6,349	1,247	—	2,198	7,596	9,794	2,675	1997	Sep. 2012	30 yrs.
Office facilities in St. Petersburg, FL	—	3,280	24,627	4,627	—	3,280	29,254	32,534	9,207	1996; 1999	Sep. 2012	30 yrs.
Movie theater in Baton Rouge, LA	—	4,168	5,724	3,200	—	4,168	8,924	13,092	3,105	2003	Sep. 2012	30 yrs.
Industrial and office facility in San Diego, CA	—	7,804	16,729	5,939	(832)	7,804	21,836	29,640	7,626	2002	Sep. 2012	30 yrs.
Industrial facility in Richmond, CA	—	895	1,953	—	—	895	1,953	2,848	669	1999	Sep. 2012	30 yrs.
Warehouse facilities in the United States	—	16,386	84,668	10,959	—	16,386	95,627	112,013	29,926	Various	Sep. 2012	30 yrs.
Industrial facilities in Rocky Mount, NC and Lewisville, TX	—	2,163	17,715	609	(8,389)	1,132	10,966	12,098	3,725	1948; 1989	Sep. 2012	30 yrs.
Industrial facilities in Chattanooga, TN	—	558	5,923	—	—	558	5,923	6,481	2,006	1974; 1989	Sep. 2012	30 yrs.
Industrial facility in Mooresville, NC	—	756	9,775	—	—	756	9,775	10,531	3,302	1997	Sep. 2012	30 yrs.
Industrial facility in McCalla, AL	—	960	14,472	42,662	(254)	2,076	55,764	57,840	12,717	2004	Sep. 2012	31 yrs.
Office facility in Yardley, PA	—	1,726	12,781	4,378	—	1,726	17,159	18,885	5,555	2002	Sep. 2012	30 yrs.
Industrial facility in Fort Smith, AZ	—	1,063	6,159	—	—	1,063	6,159	7,222	2,058	1982	Sep. 2012	30 yrs.
Retail facilities in Greenwood, IN and Buffalo, NY	2,519	—	19,990	—	—	—	19,990	19,990	6,608	2000; 2003	Sep. 2012	30 - 31 yrs.
Industrial facilities in Bowling Green, KY and Jackson, TN	—	1,492	8,182	600	—	1,492	8,782	10,274	2,771	1989; 1995	Sep. 2012	31 yrs.
Education facilities in Rancho Cucamonga, CA and Exton, PA	—	14,006	33,683	9,428	(20,142)	6,638	30,337	36,975	8,207	2004	Sep. 2012	31 - 32 yrs.
Industrial facilities in St. Petersburg, FL; Buffalo Grove, IL; West Lafayette, IN; Excelsior Springs, MO; and North Versailles, PA	—	6,559	19,078	3,285	—	6,559	22,363	28,922	6,657	Various	Sep. 2012	31 yrs.
Industrial and warehouse facility in Mesquite, TX	—	2,702	13,029	—	—	2,702	13,029	15,731	507	1972	Sep. 2012	31 yrs.
Industrial facilities in Tolleson, AZ; Alsip, IL; and Solvay, NY	—	6,080	23,424	546	—	6,080	23,970	30,050	7,690	1990; 1994; 2000	Sep. 2012	31 yrs.
Fitness facility in Memphis, TN	—	4,877	4,258	5,215	(2,353)	2,027	9,970	11,997	4,415	1990	Sep. 2012	31 yrs.
Warehouse facilities in Oceanside, CA and Concordville, PA	1,045	3,333	8,270	—	—	3,333	8,270	11,603	2,719	1989; 1996	Sep. 2012	31 yrs.
Net-lease self-storage facilities in the United States	—	74,551	319,186	—	(50)	74,501	319,186	393,687	103,823	Various	Sep. 2012	31 yrs.
Warehouse facility in La Vista, NE	17,095	4,196	23,148	—	—	4,196	23,148	27,344	7,095	2005	Sep. 2012	33 yrs.
Office facility in Pleasanton, CA	—	3,675	7,468	—	—	3,675	7,468	11,143	2,423	2000	Sep. 2012	31 yrs.
Office facility in San Marcos, TX	—	440	688	—	—	440	688	1,128	223	2000	Sep. 2012	31 yrs.
Office facility in Chicago, IL	—	2,169	19,010	83	(72)	2,169	19,021	21,190	6,125	1910	Sep. 2012	31 yrs.

W. P. Carey 2022 10-K – 116

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(in thousands)

				Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

		Initial Cost to Company
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities in Hollywood and Orlando, FL	—	3,639	1,269	—	—	3,639	1,269	4,908	409	1996	Sep. 2012	31 yrs.
Warehouse facility in Golden, CO	—	808	4,304	77	—	808	4,381	5,189	1,551	1998	Sep. 2012	30 yrs.
Industrial facility in Texarkana, TX	—	1,755	4,493	—	(2,783)	216	3,249	3,465	1,046	1997	Sep. 2012	31 yrs.
Industrial facility in South Jordan, UT	—	2,183	11,340	1,642	—	2,183	12,982	15,165	4,093	1995	Sep. 2012	31 yrs.
Warehouse facility in Ennis, TX	—	478	4,087	145	(145)	478	4,087	4,565	1,316	1989	Sep. 2012	31 yrs.
Office facility in Paris, France	—	23,387	43,450	703	(11,450)	19,397	36,693	56,090	11,375	1975	Sep. 2012	32 yrs.
Retail facilities in Poland	—	26,564	72,866	—	(17,002)	21,993	60,435	82,428	26,047	Various	Sep. 2012	23 - 34 yrs.
Industrial facilities in Danbury, CT and Bedford, MA	—	3,519	16,329	—	—	3,519	16,329	19,848	5,608	1965; 1980	Sep. 2012	29 yrs.
Industrial facility in Brownwood, TX	—	722	6,268	—	—	722	6,268	6,990	1,671	1964	Sep. 2012	15 yrs.
Industrial facility in Rochester, MN	—	809	14,236	1,200	—	809	15,436	16,245	673	1997	Sep. 2012	31 yrs.
Industrial and office facility in Tampere, Finland	—	2,309	37,153	—	(7,176)	1,865	30,421	32,286	9,311	2012	Jun. 2013	40 yrs.
Office facility in Quincy, MA	—	2,316	21,537	127	—	2,316	21,664	23,980	5,594	1989	Jun. 2013	40 yrs.
Office facility in Salford, United Kingdom	—	—	30,012	—	(6,940)	—	23,072	23,072	5,484	1997	Sep. 2013	40 yrs.
Office facility in Lone Tree, CO	—	4,761	28,864	3,381	—	4,761	32,245	37,006	8,768	2001	Nov. 2013	40 yrs.
Office facility in Mönchengladbach, Germany	27,642	2,154	6,917	50,626	(4,660)	2,048	52,989	55,037	9,449	2015	Dec. 2013	40 yrs.
Fitness facility in Houston, TX	—	2,430	2,270	—	—	2,430	2,270	4,700	903	1995	Jan. 2014	23 yrs.
Fitness facility in St. Charles, MO	—	1,966	1,368	1,658	—	1,966	3,026	4,992	1,140	1987	Jan. 2014	27 yrs.
Office facility in Scottsdale, AZ	—	22,300	42,329	89	—	22,300	42,418	64,718	3,052	1977	Jan. 2014	34 yrs.
Industrial facility in Aurora, CO	—	737	2,609	—	—	737	2,609	3,346	736	1985	Jan. 2014	32 yrs.
Warehouse facility in Burlington, NJ	—	3,989	6,213	377	—	3,989	6,590	10,579	2,323	1999	Jan. 2014	26 yrs.
Industrial facility in Albuquerque, NM	—	2,467	3,476	606	—	2,467	4,082	6,549	1,382	1993	Jan. 2014	27 yrs.
Industrial facility in North Salt Lake, UT	—	10,601	17,626	—	(16,936)	4,388	6,903	11,291	2,352	1981	Jan. 2014	26 yrs.
Industrial facility in Lexington, NC	—	2,185	12,058	—	(2,519)	494	11,230	11,724	3,608	2003	Jan. 2014	28 yrs.
Industrial facility in Dallas, TX	—	3,190	10,010	—	—	3,190	10,010	13,200	133	1968	Jan. 2014	32 yrs.
Land in Welcome, NC	—	980	11,230	—	(11,724)	486	—	486	—	N/A	Jan. 2014	N/A
Industrial facilities in Evansville, IN; Lawrence, KS; and Baltimore, MD	—	4,005	44,192	—	—	4,005	44,192	48,197	16,530	1911; 1967; 1982	Jan. 2014	24 yrs.
Industrial facilities in Colton, CA; Bonner Springs, KS; and Dallas, TX and land in Eagan, MN	—	8,451	25,457	—	298	8,451	25,755	34,206	7,996	1978; 1979; 1986	Jan. 2014	17 - 34 yrs.
Retail facility in Torrance, CA	—	8,412	12,241	2,227	(77)	8,335	14,468	22,803	5,219	1973	Jan. 2014	25 yrs.
Office facility in Houston, TX	—	6,578	424	560	—	6,578	984	7,562	640	1978	Jan. 2014	27 yrs.
Land in Doncaster, United Kingdom	—	4,257	4,248	—	(8,146)	359	—	359	—	N/A	Jan. 2014	N/A
Warehouse facility in Norwich, CT	—	3,885	21,342	—	2	3,885	21,344	25,229	6,736	1960	Jan. 2014	28 yrs.

W. P. Carey 2022 10-K – 117

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(in thousands)

				Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

		Initial Cost to Company
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse facility in Norwich, CT	—	1,437	9,669	—	—	1,437	9,669	11,106	3,052	2005	Jan. 2014	28 yrs.
Warehouse facility in Whitehall, PA	—	7,435	9,093	27,148	(9,545)	6,983	27,148	34,131	971	2021	Jan. 2014	40 yrs.
Retail facility in York, PA	—	3,776	10,092	—	(6,413)	527	6,928	7,455	1,830	2005	Jan. 2014	34 yrs.
Warehouse facilities in Atlanta, GA and Elkwood, VA	—	5,356	4,121	—	(2,104)	4,284	3,089	7,373	989	1975	Jan. 2014	28 yrs.
Warehouse facility in Harrisburg, NC	—	1,753	5,840	781	(111)	1,642	6,621	8,263	2,071	2000	Jan. 2014	26 yrs.
Industrial facility in Chandler, AZ; industrial, office, and warehouse facility in Englewood, CO; and land in Englewood, CO	1,552	4,306	7,235	—	3	4,306	7,238	11,544	2,133	1978; 1987	Jan. 2014	30 yrs.
Industrial facility in Cynthiana, KY	831	1,274	3,505	525	(107)	1,274	3,923	5,197	1,257	1967	Jan. 2014	31 yrs.
Industrial facilities in Albemarle and Old Fort, NC and Holmesville, OH	—	5,507	18,653	—	—	5,507	18,653	24,160	722	1955; 1966; 1970	Jan. 2014	32 yrs.
Industrial facility in Columbia, SC	—	2,843	11,886	—	—	2,843	11,886	14,729	4,692	1962	Jan. 2014	23 yrs.
Movie theater in Midlothian, VA	—	2,824	16,618	—	—	2,824	16,618	19,442	2,355	2000	Jan. 2014	40 yrs.
Net-lease student housing facility in Laramie, WY	—	1,966	18,896	—	—	1,966	18,896	20,862	5,920	2007	Jan. 2014	33 yrs.
Warehouse facilities in Mendota, IL; Toppenish, WA; and Plover, WI	—	1,444	21,208	—	(623)	1,382	20,647	22,029	8,212	1996	Jan. 2014	23 yrs.
Land in Sunnyvale, CA	—	9,297	24,086	—	(26,077)	7,306	—	7,306	—	N/A	Jan. 2014	N/A
Industrial facilities in Hampton, NH	—	8,990	7,362	—	—	8,990	7,362	16,352	2,164	1976	Jan. 2014	30 yrs.
Industrial facilities in France	—	36,306	5,212	337	3,123	24,411	20,567	44,978	2,904	Various	Jan. 2014	23 yrs.
Retail facility in Fairfax, VA	—	3,402	16,353	—	(6,219)	1,914	11,622	13,536	5,536	1998	Jan. 2014	26 yrs.
Retail facility in Lombard, IL	—	5,087	8,578	—	—	5,087	8,578	13,665	2,904	1999	Jan. 2014	26 yrs.
Warehouse facility in Plainfield, IN	—	1,578	29,415	1,674	—	1,578	31,089	32,667	8,786	1997	Jan. 2014	30 yrs.
Retail facility in Kennesaw, GA	—	2,849	6,180	5,530	(76)	2,773	11,710	14,483	3,966	1999	Jan. 2014	26 yrs.
Retail facility in Leawood, KS	—	1,487	13,417	—	—	1,487	13,417	14,904	4,542	1997	Jan. 2014	26 yrs.
Office facility in Tolland, CT	—	1,817	5,709	—	11	1,817	5,720	7,537	1,860	1968	Jan. 2014	28 yrs.
Warehouse facilities in Lincolnton, NC and Mauldin, SC	—	1,962	9,247	—	—	1,962	9,247	11,209	2,936	1988; 1996	Jan. 2014	28 yrs.
Retail facilities in Germany	—	81,109	153,927	10,510	(142,195)	26,287	77,064	103,351	22,737	Various	Jan. 2014	Various
Office facility in Southfield, MI	—	1,726	4,856	89	—	1,726	4,945	6,671	1,425	1985	Jan. 2014	31 yrs.
Office facility in The Woodlands, TX	—	3,204	24,997	—	—	3,204	24,997	28,201	7,075	1997	Jan. 2014	32 yrs.
Warehouse facilities in Valdosta, GA and Johnson City, TN	—	1,080	14,998	1,841	—	1,080	16,839	17,919	5,395	1978; 1998	Jan. 2014	27 yrs.
Industrial facility in Amherst, NY	5,893	674	7,971	—	—	674	7,971	8,645	3,170	1984	Jan. 2014	23 yrs.
Industrial and warehouse facilities in Westfield, MA	—	1,922	9,755	7,435	9	1,922	17,199	19,121	5,850	1954; 1997	Jan. 2014	28 yrs.
Office facility in Bloomington, MN	—	2,942	7,155	—	(3,257)	1,740	5,100	6,840	2,200	1988	Jan. 2014	28 yrs.

W. P. Carey 2022 10-K – 118

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse facility in Gorinchem, Netherlands	—	1,143	5,648	—	(1,470)	896	4,425	5,321	1,393	1995	Jan. 2014	28 yrs.
Retail facility in Cresskill, NJ	—	2,366	5,482	—	19	2,366	5,501	7,867	1,574	1975	Jan. 2014	31 yrs.
Retail facility in Livingston, NJ	—	2,932	2,001	—	14	2,932	2,015	4,947	661	1966	Jan. 2014	27 yrs.
Retail facility in Montclair, NJ	—	1,905	1,403	—	6	1,905	1,409	3,314	462	1950	Jan. 2014	27 yrs.
Retail facility in Morristown, NJ	—	3,258	8,352	—	26	3,258	8,378	11,636	2,750	1973	Jan. 2014	27 yrs.
Retail facility in Summit, NJ	—	1,228	1,465	—	8	1,228	1,473	2,701	483	1950	Jan. 2014	27 yrs.
Industrial facilities in Georgetown, TX and Woodland, WA	—	965	4,113	—	—	965	4,113	5,078	1,087	1998; 2001	Jan. 2014	33 - 35 yrs.
Education facilities in Union, NJ; Allentown and Philadelphia, PA; and Grand Prairie, TX	—	5,365	7,845	—	5	5,365	7,850	13,215	2,514	Various	Jan. 2014	28 yrs.
Industrial facility in Salisbury, NC	—	1,499	8,185	—	—	1,499	8,185	9,684	2,629	2000	Jan. 2014	28 yrs.
Industrial facility in Twinsburg, OH and office facility in Plymouth, MI	—	2,831	10,565	386	(2,244)	2,501	9,037	11,538	2,898	1991; 1995	Jan. 2014	27 yrs.
Industrial facility in Cambridge, Canada	—	1,849	7,371	—	(1,607)	1,526	6,087	7,613	1,737	2001	Jan. 2014	31 yrs.
Industrial facilities in Peru, IL; Huber Heights, Lima, and Sheffield, OH; and Lebanon, TN	—	2,962	17,832	—	—	2,962	17,832	20,794	5,087	Various	Jan. 2014	31 yrs.
Industrial facility in Ramos Arizpe, Mexico	—	1,059	2,886	—	—	1,059	2,886	3,945	821	2000	Jan. 2014	31 yrs.
Industrial facilities in Salt Lake City, UT	—	2,783	3,773	—	—	2,783	3,773	6,556	1,076	1983; 2002	Jan. 2014	31 - 33 yrs.
Net-lease student housing facility in Blairsville, PA	—	1,631	23,163	—	—	1,631	23,163	24,794	7,052	2005	Jan. 2014	33 yrs.
Education facility in Mooresville, NC	397	1,795	15,955	—	—	1,795	15,955	17,750	983	2002	Jan. 2014	33 yrs.
Warehouse facilities in Atlanta, Doraville, and Rockmart, GA	—	6,488	77,192	—	—	6,488	77,192	83,680	24,122	1959; 1962; 1991	Jan. 2014	23 - 33 yrs.
Warehouse facility in Muskogee, OK	—	554	4,353	—	(3,437)	158	1,312	1,470	357	1992	Jan. 2014	33 yrs.
Industrial facility in Richmond, MO	—	2,211	8,505	747	—	2,211	9,252	11,463	2,938	1996	Jan. 2014	28 yrs.
Industrial facility in Tuusula, Finland	—	6,173	10,321	—	(3,570)	4,837	8,087	12,924	2,828	1975	Jan. 2014	26 yrs.
Office facility in Turku, Finland	—	5,343	34,106	3,792	325	5,052	38,514	43,566	11,238	1981	Jan. 2014	28 yrs.
Warehouse facility in Phoenix, AZ	—	6,747	21,352	380	—	6,747	21,732	28,479	7,056	1996	Jan. 2014	28 yrs.
Land in Calgary, Canada	—	3,721	—	—	(649)	3,072	—	3,072	—	N/A	Jan. 2014	N/A
Industrial facilities in Kearney, MO; York, NE; Walbridge, OH; Rocky Mount, VA; and Martinsburg, WV	—	4,816	31,712	—	—	4,816	31,712	36,528	114	Various	Jan. 2014	31 yrs.
Industrial facilities in Sandersville, GA; Erwin, TN; and Gainesville, TX	739	955	4,779	—	—	955	4,779	5,734	1,374	1950; 1986; 1996	Jan. 2014	31 yrs.
Industrial facility in Buffalo Grove, IL	2,763	1,492	12,233	—	—	1,492	12,233	13,725	3,527	1996	Jan. 2014	31 yrs.

W. P. Carey 2022 10-K – 119

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities in West Jordan, UT and Tacoma, WA; office facility in Eugene, OR; and warehouse facility in Perris, CA	—	8,989	5,435	—	8	8,989	5,443	14,432	1,728	Various	Jan. 2014	28 yrs.
Office facility in Carlsbad, CA	—	3,230	5,492	—	—	3,230	5,492	8,722	2,076	1999	Jan. 2014	24 yrs.
Movie theater in Pensacola, FL	—	1,746	—	—	5,181	1,746	5,181	6,927	361	2001	Jan. 2014	33 yrs.
Movie theater in Port St. Lucie, FL	—	4,654	2,576	—	—	4,654	2,576	7,230	840	2000	Jan. 2014	27 yrs.
Industrial facility in Nurieux-Volognat, France	—	121	5,328	—	(1,085)	94	4,270	4,364	1,177	2000	Jan. 2014	32 yrs.
Industrial facility in Monheim, Germany	—	2,500	5,727	—	(664)	2,303	5,260	7,563	209	1992	Jan. 2014	32 yrs.
Warehouse facility in Suwanee, GA	—	2,330	8,406	—	—	2,330	8,406	10,736	2,215	1995	Jan. 2014	34 yrs.
Retail facilities in Wichita, KS and Oklahoma City, OK and warehouse facility in Wichita, KS	—	1,878	8,579	3,128	(89)	1,878	11,618	13,496	3,434	1954; 1975; 1984	Jan. 2014	24 yrs.
Industrial facilities in Fort Dodge, IA and Menomonie and Oconomowoc, WI	—	1,403	11,098	—	—	1,403	11,098	12,501	6,089	1996	Jan. 2014	16 yrs.
Industrial facility in Mesa, AZ	—	2,888	4,282	—	—	2,888	4,282	7,170	1,401	1991	Jan. 2014	27 yrs.
Industrial facility in North Amityville, NY	—	3,486	11,413	—	—	3,486	11,413	14,899	3,913	1981	Jan. 2014	26 yrs.
Industrial facility in Fort Collins, CO	—	821	7,236	—	—	821	7,236	8,057	1,965	1993	Jan. 2014	33 yrs.
Warehouse facility in Elk Grove Village, IL	—	4,037	7,865	—	—	4,037	7,865	11,902	1,160	1980	Jan. 2014	22 yrs.
Office facility in Washington, MI	—	4,085	7,496	—	—	4,085	7,496	11,581	2,040	1990	Jan. 2014	33 yrs.
Office facility in Houston, TX	—	522	7,448	227	—	522	7,675	8,197	2,610	1999	Jan. 2014	27 yrs.
Industrial facilities in Conroe, Odessa, and Weimar, TX and industrial and office facility in Houston, TX	—	4,049	13,021	—	133	4,049	13,154	17,203	6,282	Various	Jan. 2014	12 - 22 yrs.
Education facility in Sacramento, CA	23,843	—	13,715	—	—	—	13,715	13,715	3,659	2005	Jan. 2014	34 yrs.
Industrial facility in Sankt Ingbert, Germany	—	2,226	17,460	—	(380)	2,183	17,123	19,306	1,358	1960	Jan. 2014	34 yrs.
Industrial facilities in City of Industry, CA; Chelmsford, MA; and Lancaster, TX	—	5,138	8,387	—	43	5,138	8,430	13,568	2,712	1969; 1974; 1984	Jan. 2014	27 yrs.
Office facility in Tinton Falls, NJ	—	1,958	7,993	725	—	1,958	8,718	10,676	2,476	2001	Jan. 2014	31 yrs.
Industrial facility in Woodland, WA	—	707	1,562	—	—	707	1,562	2,269	395	2009	Jan. 2014	35 yrs.
Warehouse facilities in Gyál and Herceghalom, Hungary	—	14,601	21,915	—	(7,903)	11,441	17,172	28,613	7,499	2002; 2004	Jan. 2014	21 yrs.
Industrial facility in Windsor, CT	—	453	637	3,422	(83)	453	3,976	4,429	671	1999	Jan. 2014	33 yrs.
Industrial facility in Aurora, CO	—	574	3,999	—	—	574	3,999	4,573	908	2012	Jan. 2014	40 yrs.
Office facility in Chandler, AZ	—	5,318	27,551	105	—	5,318	27,656	32,974	7,032	2000	Mar. 2014	40 yrs.
Warehouse facility in University Park, IL	—	7,962	32,756	221	—	7,962	32,977	40,939	8,126	2008	May 2014	40 yrs.
Office facility in Stavanger, Norway	—	10,296	91,744	—	(37,742)	6,550	57,748	64,298	12,287	1975	Aug. 2014	40 yrs.

W. P. Carey 2022 10-K – 120

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Laboratory facility in Westborough, MA	—	3,409	37,914	53,065	—	3,409	90,979	94,388	12,853	1992	Aug. 2014	40 yrs.
Office facility in Andover, MA	—	3,980	45,120	323	—	3,980	45,443	49,423	9,939	2013	Oct. 2014	40 yrs.
Office facility in Newport, United Kingdom	—	—	22,587	—	(5,695)	—	16,892	16,892	3,512	2014	Oct. 2014	40 yrs.
Industrial facility in Lewisburg, OH	—	1,627	13,721	—	—	1,627	13,721	15,348	3,141	2014	Nov. 2014	40 yrs.
Industrial facility in Opole, Poland	—	2,151	21,438	—	(3,354)	1,845	18,390	20,235	4,338	2014	Dec. 2014	38 yrs.
Office facilities in Spain	—	51,778	257,624	10	(39,234)	47,944	222,234	270,178	46,368	Various	Dec. 2014	Various
Retail facilities in the United Kingdom	—	66,319	230,113	277	(92,573)	43,593	160,543	204,136	42,766	Various	Jan. 2015	20 - 40 yrs.
Warehouse facility in Rotterdam, Netherlands	—	—	33,935	20,767	(3,270)	—	51,432	51,432	8,516	2014	Feb. 2015	40 yrs.
Retail facility in Bad Fischau, Austria	—	2,855	18,829	—	(221)	2,826	18,637	21,463	4,112	1998	Apr. 2015	40 yrs.
Industrial facility in Oskarshamn, Sweden	—	3,090	18,262	—	(4,435)	2,447	14,470	16,917	2,999	2015	Jun. 2015	40 yrs.
Office facility in Sunderland, United Kingdom	—	2,912	30,140	—	(7,546)	2,247	23,259	25,506	4,949	2007	Aug. 2015	40 yrs.
Industrial facilities in Gersthofen and Senden, Germany and Leopoldsdorf, Austria	—	9,449	15,838	—	(1,059)	9,053	15,175	24,228	3,354	2008; 2010	Aug. 2015	40 yrs.
Net-lease hotels in the United States	—	—	49,190	17,396	—	17,396	49,190	66,586	10,402	1988; 1989; 1990	Oct. 2015	38 - 40 yrs.
Retail facilities in the Netherlands	—	5,698	38,130	79	(306)	5,658	37,943	43,601	8,397	Various	Nov. 2015	30 - 40 yrs.
Office facility in Irvine, CA	—	7,626	16,137	—	—	7,626	16,137	23,763	2,974	1977	Dec. 2015	40 yrs.
Education facility in Windermere, FL	—	5,090	34,721	15,333	—	5,090	50,054	55,144	11,366	1998	Apr. 2016	38 yrs.
Industrial facilities in the United States	—	66,845	87,575	65,400	(56,517)	49,680	113,623	163,303	28,399	Various	Apr. 2016	Various
Industrial facilities in North Dumfries and Ottawa, Canada	—	17,155	10,665	—	(18,593)	5,723	3,504	9,227	1,626	1967; 1974	Apr. 2016	28 yrs.
Education facilities in Coconut Creek, FL and Houston, TX	—	15,550	83,862	63,830	—	15,550	147,692	163,242	26,642	1979; 1984	May 2016	37 - 40 yrs.
Office facility in Southfield, MI and warehouse facilities in London, KY and Gallatin, TN	—	3,585	17,254	—	—	3,585	17,254	20,839	3,006	1969; 1987; 2000	Nov. 2016	35 - 36 yrs.
Industrial facilities in Brampton, Toronto, and Vaughan, Canada	—	28,759	13,998	—	—	28,759	13,998	42,757	2,906	Various	Nov. 2016	28 - 35 yrs.
Industrial facilities in Queretaro and San Juan del Rio, Mexico	—	5,152	12,614	—	—	5,152	12,614	17,766	2,136	Various	Dec. 2016	28 - 40 yrs.
Industrial facility in Chicago, IL	—	2,222	2,655	3,511	—	2,222	6,166	8,388	1,722	1985	Jun. 2017	30 yrs.
Industrial facility in Zawiercie, Poland	—	395	102	10,378	(931)	361	9,583	9,944	1,124	2018	Aug. 2017	40 yrs.
Office facility in Roseville, MN	—	2,560	16,025	809	—	2,560	16,834	19,394	2,340	2001	Nov. 2017	40 yrs.
Industrial facility in Radomsko, Poland	—	1,718	59	37,496	(442)	1,573	37,258	38,831	1,686	2018	Nov. 2017	40 yrs.
Warehouse facility in Sellersburg, IN	—	1,016	3,838	—	—	1,016	3,838	4,854	648	2000	Feb. 2018	36 yrs.
Retail and warehouse facilities in Appleton, Madison, and Waukesha, WI	—	5,512	61,230	—	—	5,465	61,277	66,742	9,046	1995; 2004	Mar. 2018	36 - 40 yrs.

W. P. Carey 2022 10-K – 121

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Office and warehouse facilities in Denmark	—	20,304	185,481	—	(15,928)	18,733	171,124	189,857	24,289	Various	Jun. 2018	25 - 41 yrs.
Retail facilities in the Netherlands	—	38,475	117,127	—	(13,057)	35,246	107,299	142,545	16,996	Various	Jul. 2018	26 - 30 yrs.
Industrial facility in Oostburg, WI	—	786	6,589	—	—	786	6,589	7,375	1,318	2002	Jul. 2018	35 yrs.
Warehouse facility in Kampen, Netherlands	—	3,251	12,858	126	(1,288)	2,992	11,955	14,947	2,145	1976	Jul. 2018	26 yrs.
Warehouse facility in Azambuja, Portugal	—	13,527	35,631	28,051	(6,533)	12,463	58,213	70,676	6,890	1994	Sep. 2018	28 yrs.
Retail facilities in Amsterdam, Moordrecht, and Rotterdam, Netherlands	—	2,582	18,731	11,338	(2,036)	2,420	28,195	30,615	3,550	Various	Oct. 2018	27 - 37 yrs.
Office and warehouse facilities in Bad Wünnenberg and Soest, Germany	—	2,916	39,687	—	(2,718)	2,730	37,155	39,885	4,152	1982; 1986	Oct. 2018	40 yrs.
Industrial facility in Norfolk, NE	—	802	3,686	—	—	802	3,686	4,488	521	1975	Oct. 2018	40 yrs.
Education facility in Chicago, IL	—	7,720	17,266	—	(7,945)	5,113	11,928	17,041	1,764	1912	Oct. 2018	40 yrs.
Fitness facilities in Phoenix, AZ and Columbia, MD	—	18,286	33,030	—	—	18,286	33,030	51,316	3,655	2006	Oct. 2018	40 yrs.
Retail facility in Gorzow, Poland	—	1,736	8,298	—	(640)	1,625	7,769	9,394	932	2008	Oct. 2018	40 yrs.
Industrial facilities in Sergeant Bluff, IA; Bossier City, LA; and Alvarado, TX	8,986	6,460	49,462	—	—	6,460	49,462	55,922	5,927	Various	Oct. 2018	40 yrs.
Industrial facility in Glendale Heights, IL	—	4,237	45,484	—	—	4,237	45,484	49,721	3,008	1991	Oct. 2018	38 yrs.
Industrial facilities in Mayodan, Sanford, and Stoneville, NC	—	3,505	20,913	—	—	3,505	20,913	24,418	2,157	1992; 1997; 1998	Oct. 2018	29 yrs.
Warehouse facility in Dillon, SC	—	3,424	43,114	—	—	3,424	43,114	46,538	5,166	2001	Oct. 2018	40 yrs.
Office facility in Birmingham, United Kingdom	—	7,383	7,687	—	(1,044)	6,872	7,154	14,026	783	2009	Oct. 2018	40 yrs.
Retail facilities in Spain	—	17,626	44,501	—	(3,964)	16,502	41,661	58,163	4,702	Various	Oct. 2018	40 yrs.
Warehouse facility in Gadki, Poland	—	1,376	6,137	—	(480)	1,288	5,745	7,033	655	2011	Oct. 2018	40 yrs.
Office facility in The Woodlands, TX	—	1,697	52,289	—	—	1,697	52,289	53,986	5,583	2009	Oct. 2018	40 yrs.
Office facility in Hoffman Estates, IL	—	5,550	14,214	—	—	5,550	14,214	19,764	1,574	2009	Oct. 2018	40 yrs.
Warehouse facility in Zagreb, Croatia	—	15,789	33,287	—	(3,132)	14,781	31,163	45,944	5,163	2001	Oct. 2018	26 yrs.
Industrial facilities in Middleburg Heights and Union Township, OH	3,899	1,295	13,384	—	—	1,295	13,384	14,679	1,468	1990; 1997	Oct. 2018	40 yrs.
Retail facility in Las Vegas, NV	—	—	79,720	—	—	—	79,720	79,720	8,322	2012	Oct. 2018	40 yrs.
Industrial facilities in the United States	—	20,517	14,135	—	30,060	22,585	42,127	64,712	3,476	Various	Oct. 2018	40 yrs.
Warehouse facility in Bowling Green, KY	—	2,652	51,915	72,976	—	2,652	124,891	127,543	7,605	2011	Oct. 2018	40 yrs.
Warehouse facilities in the United Kingdom	—	6,791	2,315	—	(631)	6,321	2,154	8,475	264	Various	Oct. 2018	40 yrs.
Industrial facility in Evansville, IN	—	180	22,095	—	—	180	22,095	22,275	2,362	2009	Oct. 2018	40 yrs.

W. P. Carey 2022 10-K – 122

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Office facilities in Tampa, FL	—	3,889	49,843	1,498	—	3,889	51,341	55,230	5,585	1985; 2000	Oct. 2018	40 yrs.
Warehouse facility in Elorrio, Spain	—	7,858	12,728	—	(1,313)	7,357	11,916	19,273	1,503	1996	Oct. 2018	40 yrs.
Industrial and office facilities in Elberton, GA	—	879	2,014	—	—	879	2,014	2,893	303	1997; 2002	Oct. 2018	40 yrs.
Office facility in Tres Cantos, Spain	47,277	24,344	39,646	—	(4,084)	22,790	37,116	59,906	4,209	2002	Oct. 2018	40 yrs.
Office facility in Hartland, WI	2,228	1,454	6,406	—	—	1,454	6,406	7,860	752	2001	Oct. 2018	40 yrs.
Retail facilities in Dugo Selo, Kutina, Samobor, Spansko, and Zagreb, Croatia	—	5,549	12,408	1,625	5,048	6,373	18,257	24,630	2,841	2000; 2002; 2003	Oct. 2018	26 yrs.
Office and warehouse facilities in the United States	—	42,793	193,666	—	—	42,793	193,666	236,459	22,416	Various	Oct. 2018	40 yrs.
Warehouse facilities in Breda, Elst, Gieten, Raalte, and Woerden, Netherlands	—	37,755	91,666	4,787	(8,402)	35,346	90,460	125,806	9,515	Various	Oct. 2018	40 yrs.
Warehouse facilities in Oxnard and Watsonville, CA	—	22,453	78,814	—	—	22,453	78,814	101,267	8,695	1975; 1994; 2002	Oct. 2018	40 yrs.
Retail facilities in Italy	—	75,492	138,280	7,242	(14,891)	70,675	135,448	206,123	15,617	Various	Oct. 2018	40 yrs.
Land in Hudson, NY	—	2,405	—	—	—	2,405	—	2,405	—	N/A	Oct. 2018	N/A
Office facility in Houston, TX	—	2,136	2,344	—	—	2,136	2,344	4,480	301	1982	Oct. 2018	40 yrs.
Office facility in Martinsville, VA	—	1,082	8,108	—	—	1,082	8,108	9,190	950	2011	Oct. 2018	40 yrs.
Land in Chicago, IL	—	9,887	—	—	—	9,887	—	9,887	—	N/A	Oct. 2018	N/A
Industrial facility in Fraser, MI	—	1,346	9,551	—	—	1,346	9,551	10,897	1,084	2012	Oct. 2018	40 yrs.
Net-lease self-storage facilities in the United States	—	19,583	108,971	—	—	19,583	108,971	128,554	12,879	Various	Oct. 2018	40 yrs.
Warehouse facility in Middleburg Heights, OH	—	542	2,507	—	—	542	2,507	3,049	275	2002	Oct. 2018	40 yrs.
Net-lease self-storage facility in Fort Worth, TX	—	691	6,295	—	—	691	6,295	6,986	761	2004	Oct. 2018	40 yrs.
Retail facilities in Delnice, Pozega, and Sesvete, Croatia	—	5,519	9,930	1,291	(1,212)	5,167	10,361	15,528	1,707	2011	Oct. 2018	27 yrs.
Office facilities in Eagan and Virginia, MN	—	16,302	91,239	—	(722)	15,954	90,865	106,819	10,510	Various	Oct. 2018	40 yrs.
Retail facility in Orlando, FL	—	6,262	25,134	430	—	6,371	25,455	31,826	2,692	2011	Oct. 2018	40 yrs.
Industrial facility in Avon, OH	—	1,447	5,564	—	—	1,447	5,564	7,011	662	2001	Oct. 2018	40 yrs.
Industrial facility in Chimelow, Poland	—	6,158	28,032	—	(2,182)	5,765	26,243	32,008	2,999	2012	Oct. 2018	40 yrs.
Net-lease self-storage facility in Fayetteville, NC	—	1,839	4,654	—	—	1,839	4,654	6,493	718	2001	Oct. 2018	40 yrs.
Retail facilities in the United States	—	19,529	42,318	—	—	19,529	42,318	61,847	4,892	Various	Oct. 2018	40 yrs.
Education facilities in Montgomery, AL and Savannah, GA	—	5,508	12,032	—	—	5,508	12,032	17,540	1,375	1969; 2002	Oct. 2018	40 yrs.
Office facilities in St. Louis, MO	—	1,297	5,362	7,951	—	1,836	12,774	14,610	1,545	1995; 1999	Oct. 2018; Aug. 2021	40 yrs.

W. P. Carey 2022 10-K – 123

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Office and warehouse facility in Zary, PL	—	2,062	10,034	—	(772)	1,931	9,393	11,324	1,101	2013	Oct. 2018	40 yrs.
Industrial facilities in San Antonio, TX and Sterling, VA	—	3,198	23,981	78,728	(462)	6,767	98,678	105,445	7,277	1980; 2020	Oct. 2018; Dec. 2018	40 yrs.
Industrial facility in Elk Grove Village, IL	—	5,511	10,766	2	—	5,511	10,768	16,279	1,203	1961	Oct. 2018	40 yrs.
Industrial facility in Portage, WI	3,861	3,450	7,797	—	—	3,450	7,797	11,247	982	1970	Oct. 2018	40 yrs.
Office facility in Warrenville, IL	—	3,662	23,711	—	—	3,662	23,711	27,373	2,614	2002	Oct. 2018	40 yrs.
Warehouse facility in Saitama Prefecture, Japan	—	13,507	25,301	6,586	(11,253)	11,035	23,106	34,141	2,368	2007	Oct. 2018	40 yrs.
Retail facility in Dallas, TX	—	2,977	16,168	—	—	2,977	16,168	19,145	1,732	1913	Oct. 2018	40 yrs.
Office facility in Houston, TX	—	23,161	104,266	1,118	—	23,161	105,384	128,545	11,173	1973	Oct. 2018	40 yrs.
Retail facilities in Croatia	—	9,000	13,002	1,415	(5,811)	7,305	10,301	17,606	1,504	Various	Oct. 2018	29 - 37 yrs.
Office facility in Northbrook, IL	—	—	493	447	—	—	940	940	212	2007	Oct. 2018	40 yrs.
Education facilities in Chicago, IL	—	18,510	163	—	(16,831)	1,793	49	1,842	39	2014; 2015	Oct. 2018	40 yrs.
Warehouse facility in Dillon, SC	—	3,516	44,933	—	—	3,516	44,933	48,449	5,343	2013	Oct. 2018	40 yrs.
Net-lease self-storage facilities in New York City, NY	—	29,223	77,202	714	—	29,223	77,916	107,139	8,175	Various	Oct. 2018	40 yrs.
Net-lease self-storage facility in Hilo, HI	—	769	12,869	—	—	769	12,869	13,638	1,361	2007	Oct. 2018	40 yrs.
Net-lease self-storage facility in Clearwater, FL	—	1,247	5,733	—	—	1,247	5,733	6,980	690	2001	Oct. 2018	40 yrs.
Warehouse facilities in Gadki, Poland	—	10,422	47,727	57	(3,714)	9,756	44,736	54,492	5,185	2007; 2010	Oct. 2018	40 yrs.
Net-lease self-storage facility in Orlando, FL	—	1,070	8,686	—	—	1,070	8,686	9,756	986	2000	Oct. 2018	40 yrs.
Retail facility in Lewisville, TX	—	3,485	11,263	—	—	3,485	11,263	14,748	1,256	2004	Oct. 2018	40 yrs.
Industrial facility in Wageningen, Netherlands	—	5,227	18,793	—	(1,266)	4,894	17,860	22,754	2,039	2013	Oct. 2018	40 yrs.
Net-lease self-storage facility in Palm Coast, FL	—	1,994	4,982	—	—	1,994	4,982	6,976	704	2001	Oct. 2018	40 yrs.
Office facility in Auburn Hills, MI	—	1,910	6,773	—	—	1,910	6,773	8,683	771	2012	Oct. 2018	40 yrs.
Net-lease self-storage facility in Holiday, FL	—	1,730	4,213	—	—	1,730	4,213	5,943	580	1975	Oct. 2018	40 yrs.
Office facility in Tempe, AZ	13,417	—	19,533	—	—	—	19,533	19,533	2,152	2000	Oct. 2018	40 yrs.
Office facility in Tucson, AZ	—	2,448	17,353	869	—	2,448	18,222	20,670	1,940	2002	Oct. 2018	40 yrs.
Industrial facility in Drunen, Netherlands	—	2,316	9,370	—	(745)	2,169	8,772	10,941	976	2014	Oct. 2018	40 yrs.
Industrial facility New Concord, OH	1,248	958	2,309	—	—	958	2,309	3,267	313	1999	Oct. 2018	40 yrs.
Office facility in Krakow, Poland	—	2,381	6,212	—	(548)	2,229	5,816	8,045	652	2003	Oct. 2018	40 yrs.
Retail facility in Gelsenkirchen, Germany	11,156	2,178	17,097	—	(1,230)	2,039	16,006	18,045	1,774	2000	Oct. 2018	40 yrs.

W. P. Carey 2022 10-K – 124

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse facilities in Mszczonow and Tomaszow Mazowiecki, Poland	—	8,782	53,575	—	(3,979)	8,222	50,156	58,378	6,025	1995; 2000	Oct. 2018	40 yrs.
Office facility in Plymouth, MN	—	2,871	26,353	686	—	2,871	27,039	29,910	2,982	1999	Oct. 2018	40 yrs.
Office facility in San Antonio, TX	—	3,094	16,624	—	—	3,094	16,624	19,718	1,867	2002	Oct. 2018	40 yrs.
Warehouse facility in Sered, Slovakia	—	3,428	28,005	—	(2,006)	3,209	26,218	29,427	2,935	2004	Oct. 2018	40 yrs.
Industrial facility in Tuchomerice, Czech Republic	—	7,864	27,006	—	(2,226)	7,362	25,282	32,644	2,794	1998	Oct. 2018	40 yrs.
Office facility in Warsaw, Poland	31,475	—	44,990	—	(2,871)	—	42,119	42,119	4,540	2015	Oct. 2018	40 yrs.
Warehouse facility in Kaunas, Lithuania	34,541	10,199	47,391	—	(3,675)	9,548	44,367	53,915	5,022	2008	Oct. 2018	40 yrs.
Net-lease student housing facility in Jacksonville, FL	11,562	906	17,020	—	—	906	17,020	17,926	1,834	2015	Oct. 2018	40 yrs.
Warehouse facilities in Houston, TX	—	791	1,990	—	—	791	1,990	2,781	234	1972	Oct. 2018	40 yrs.
Office facility in Oak Creek, WI	—	2,858	11,055	—	—	2,858	11,055	13,913	1,310	2000	Oct. 2018	40 yrs.
Warehouse facilities in Shelbyville, IN; Kalamazoo, MI; Tiffin, OH; Andersonville, TN; and Millwood, WV	—	2,868	37,571	—	—	2,868	37,571	40,439	4,527	Various	Oct. 2018	40 yrs.
Warehouse facility in Perrysburg, OH	—	806	11,922	—	—	806	11,922	12,728	1,483	1974	Oct. 2018	40 yrs.
Warehouse facility in Dillon, SC	—	620	46,319	434	—	620	46,753	47,373	4,422	2019	Oct. 2018	40 yrs.
Warehouse facility in Zabia Wola, Poland	14,507	4,742	23,270	5,636	(2,118)	4,439	27,091	31,530	2,974	1999	Oct. 2018	40 yrs.
Office facility in Buffalo Grove, IL	—	2,224	6,583	—	—	2,224	6,583	8,807	749	1992	Oct. 2018	40 yrs.
Warehouse facilities in McHenry, IL	—	5,794	21,141	—	—	5,794	21,141	26,935	3,539	1990; 1999	Dec. 2018	27 - 28 yrs.
Industrial facilities in Chicago, Cortland, Forest View, Morton Grove, and Northbrook, IL and Madison and Monona, WI	—	23,267	9,166	—	—	23,267	9,166	32,433	1,459	Various	Dec. 2018; Dec. 2019	35 - 40 yrs.
Warehouse facility in Kilgore, TX	—	3,002	36,334	14,096	(6)	3,002	50,424	53,426	5,454	2007	Dec. 2018	37 yrs.
Industrial facility in San Luis Potosi, Mexico	—	2,787	12,945	—	—	2,787	12,945	15,732	1,527	2009	Dec. 2018	39 yrs.
Industrial facility in Legnica, Poland	—	995	9,787	6,007	(1,088)	930	14,771	15,701	1,915	2002	Dec. 2018	29 yrs.
Industrial facility in Meru, France	—	4,231	14,731	8	(1,186)	3,966	13,818	17,784	2,094	1997	Dec. 2018	29 yrs.
Education facility in Portland, OR	—	2,396	23,258	4,177	—	2,396	27,435	29,831	3,355	2006	Feb. 2019	40 yrs.
Office facility in Morrisville, NC	—	2,374	30,140	2,172	—	2,374	32,312	34,686	3,375	1998	Mar. 2019	40 yrs.
Warehouse facility in Inwood, WV	—	3,265	36,692	—	—	3,265	36,692	39,957	3,817	2000	Mar. 2019	40 yrs.
Industrial facility in Hurricane, UT	—	1,914	37,279	—	—	1,914	37,279	39,193	3,668	2011	Mar. 2019	40 yrs.
Industrial facility in Bensenville, IL	—	8,640	4,948	—	300	8,940	4,948	13,888	782	1981	Mar. 2019	40 yrs.
Industrial facility in Katowice, Poland	—	—	764	15,163	(484)	—	15,443	15,443	1,195	2019	Apr. 2019	40 yrs.
Industrial facilities in Westerville, OH and North Wales, PA	—	1,545	6,508	—	—	1,545	6,508	8,053	781	1960; 1997	May 2019	40 yrs.

W. P. Carey 2022 10-K – 125

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities in Fargo, ND; Norristown, PA; and Atlanta, TX	—	1,616	5,589	—	—	1,616	5,589	7,205	818	Various	May 2019	40 yrs.
Industrial facilities in Chihuahua and Juarez, Mexico	—	3,426	7,286	—	—	3,426	7,286	10,712	965	1983; 1986; 1991	May 2019	40 yrs.
Warehouse facility in Statesville, NC	—	1,683	13,827	—	—	1,683	13,827	15,510	1,489	1979	Jun. 2019	40 yrs.
Industrial facilities in Searcy, AR and Conestoga, PA	—	4,290	51,410	21,027	—	4,678	72,049	76,727	6,511	1950; 1951	Jun. 2019; Apr. 2021	40 yrs.
Industrial facilities in Hartford and Milwaukee, WI	—	1,471	21,293	—	—	1,471	21,293	22,764	2,203	1964; 1992; 1993	Jul. 2019	40 yrs.
Industrial facilities in Brockville and Prescott, Canada	—	2,025	9,519	—	—	2,025	9,519	11,544	990	1955; 1995	Jul. 2019	40 yrs.
Industrial facility in Dordrecht, Netherlands	—	3,233	10,954	—	(424)	3,140	10,623	13,763	890	1986	Sep. 2019	40 yrs.
Industrial facilities in York, PA and Lexington, SC	—	4,155	22,930	—	—	4,155	22,930	27,085	2,600	1968; 1971	Oct. 2019	40 yrs.
Industrial facility in Queretaro, Mexico	—	2,851	12,748	—	(3)	2,851	12,745	15,596	1,305	1999	Oct. 2019	40 yrs.
Office facility in Dearborn, MI	—	1,431	5,402	—	—	1,431	5,402	6,833	567	2002	Oct. 2019	40 yrs.
Industrial facilities in Houston, TX and Metairie, LA and office facilities in Houston, TX and Mason, OH	—	6,130	24,981	2,145	—	6,130	27,126	33,256	2,444	Various	Nov. 2019	40 yrs.
Industrial facility in Pardubice, Czech Republic	—	1,694	8,793	436	(377)	1,639	8,907	10,546	742	1970	Nov. 2019	40 yrs.
Warehouse facilities in Brabrand, Denmark and Arlandastad, Sweden	—	6,499	27,899	146	(1,659)	6,140	26,745	32,885	2,294	2012; 2017	Nov. 2019	40 yrs.
Retail facility in Hamburg, PA	—	4,520	34,167	—	—	4,520	34,167	38,687	2,994	2003	Dec. 2019	40 yrs.
Warehouse facility in Charlotte, NC	—	6,481	82,936	—	—	6,481	82,936	89,417	7,128	1995	Dec. 2019	40 yrs.
Warehouse facility in Buffalo Grove, IL	—	3,287	10,167	—	—	3,287	10,167	13,454	1,049	1987	Dec. 2019	40 yrs.
Industrial facility in Hvidovre, Denmark	—	1,931	4,243	—	(265)	1,856	4,053	5,909	436	2007	Dec. 2019	40 yrs.
Warehouse facility in Huddersfield, United Kingdom	—	8,659	29,752	—	(3,428)	7,886	27,097	34,983	2,156	2005	Dec. 2019	40 yrs.
Warehouse facility in Newark, United Kingdom	—	21,869	74,777	—	(8,170)	20,020	68,456	88,476	5,111	2006	Jan. 2020	40 yrs.
Industrial facility in Langen, Germany	—	14,160	7,694	32,169	(5,999)	12,461	35,563	48,024	1,695	2021	Jan. 2020	40 yrs.
Industrial facility in Aurora, OR	—	2,914	21,459	—	(5,000)	2,914	16,459	19,373	1,209	1976	Jan. 2020	40 yrs.
Warehouse facility in Vojens, Denmark	—	1,031	8,784	—	(296)	1,000	8,519	9,519	622	2020	Jan. 2020	40 yrs.
Office facility in Kitzingen, Germany	—	4,812	41,125	—	(3,171)	4,481	38,285	42,766	2,694	1967	Mar. 2020	40 yrs.
Warehouse facility in Knoxville, TN	—	2,455	47,446	—	—	2,455	47,446	49,901	2,988	2020	Jun. 2020	40 yrs.
Industrial facilities in Bluffton and Plymouth, IN; and Lawrence, KS	—	674	33,519	20,542	—	1,064	53,671	54,735	2,440	1981; 2014; 2021	Sep 2020; Dec. 2021	40 yrs.
Industrial facility in Huntley, IL	—	5,260	26,617	—	—	5,260	26,617	31,877	1,500	1996	Sep. 2020	40 yrs.

W. P. Carey 2022 10-K – 126

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities in Winter Haven, FL; Belvedere, IL; and Fayetteville, NC	—	8,232	31,745	—	—	8,232	31,745	39,977	1,763	1954; 1984; 1997	Oct. 2020	40 yrs.
Retail facilities in Spain	—	34,216	57,151	239	(8,069)	31,198	52,339	83,537	2,842	Various	Oct. 2020	40 yrs.
Warehouse facility in Little Canada, MN	—	3,384	23,422	—	—	3,384	23,422	26,806	1,272	1987	Oct. 2020	40 yrs.
Warehouse facility in Hurricane, UT	—	5,154	22,893	20,517	—	5,154	43,410	48,564	1,602	2005	Dec. 2020	40 yrs.
Industrial facilities in Bethlehem, PA and Waco, TX	—	4,673	19,111	—	—	4,673	19,111	23,784	984	Various	Dec. 2020	40 yrs.
Industrial facilities in Pleasanton, KS; Savage, MN; Grove City, OH; and Mahanoy City, PA	—	7,717	21,569	—	—	7,717	21,569	29,286	1,078	Various	Dec. 2020	40 yrs.
Outdoor advertising in Fort Washington, Huntington Valley, and West Chester, PA	—	—	492	—	—	—	492	492	24	2011; 2014; 2016	Jan. 2021	40 yrs.
Warehouse facilities in Grove City, OH and Anderson, SC	—	1,415	15,151	—	—	1,415	15,151	16,566	724	1995; 2001	Feb. 2021	40 yrs.
Office and retail facilities in NJ and PA	—	17,537	25,987	—	—	17,537	25,987	43,524	1,226	Various	Feb. 2021	40 yrs.
Land and warehouse facilities in CA	—	8,513	45,669	6	—	8,516	45,672	54,188	2,158	Various	Feb. 2021	40 yrs.
Research and development facility in Wageningen, Netherlands	—	1,429	5,777	18,848	1,244	1,494	25,804	27,298	315	2022	Mar. 2021	40 yrs.
Retail facilities in France	—	15,954	104,578	—	(11,082)	14,487	94,963	109,450	4,163	1968; 1981; 1983	Apr. 2021	40 yrs.
Warehouse facility in Detroit, MI	—	3,625	47,743	—	—	3,625	47,743	51,368	2,008	1991	Apr. 2021	40 yrs.
Warehouse facility in Solihull, United Kingdom	—	42,137	123,315	—	(21,832)	36,577	107,043	143,620	4,450	2021	May 2021	40 yrs.
Net-lease student housing facility in New Rochelle, NY	—	3,617	21,590	—	—	3,617	21,590	25,207	896	2018	May 2021	40 yrs.
Industrial facility in Groveport, OH	—	—	26,639	2,904	—	—	29,543	29,543	1,165	1982	May 2021	40 yrs.
Industrial facility in Dakota, IL	—	1,970	50,369	—	—	1,970	50,369	52,339	2,066	1978	May 2021	40 yrs.
Industrial facility in San Jose, CA	—	12,808	31,714	—	—	12,808	31,714	44,522	1,299	1984	May 2021	40 yrs.
Warehouse facility in Opelika, AL	—	2,115	39,980	—	—	2,115	39,980	42,095	1,569	2005	Jun. 2021	40 yrs.
Warehouse facilities in Elk Grove Village and Niles, IL; and Guelph, Canada	—	12,932	25,096	—	—	12,932	25,096	38,028	981	1962; 1976; 1983	Jun. 2021	40 yrs.
Warehouse facility in Rome, NY	—	1,480	47,781	—	—	1,480	47,781	49,261	1,865	2021	Jun. 2021	40 yrs.
Warehouse facility in Frankfort, IN	—	5,423	95,915	—	—	5,423	95,915	101,338	3,239	2015	Aug. 2021	40 yrs.
Warehouse facility in Rogers, MN	—	1,871	20,959	—	—	1,871	20,959	22,830	688	2005	Sep. 2021	40 yrs.
Industrial facilities in Chattanooga, TN	—	4,859	29,302	—	—	4,859	29,302	34,161	881	2006; 2017	Oct. 2021	40 yrs.
Warehouse facility in Mankato, MN	—	2,979	11,619	—	—	2,979	11,619	14,598	330	1976	Nov. 2021	40 yrs.
Retail facilities in Denmark	—	2,695	38,428	—	(2,157)	2,553	36,413	38,966	973	Various	Dec. 2021	40 yrs.
Retail facilities in Poland	—	15,110	47,511	—	(3,313)	14,311	44,997	59,308	1,177	Various	Dec. 2021	40 yrs.

W. P. Carey 2022 10-K – 127

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Cary, IL	—	4,568	31,977	—	—	4,568	31,977	36,545	808	1975	Dec. 2021	40 yrs.
Retail facilities in the Netherlands	—	9,342	32,770	—	(2,373)	8,816	30,923	39,739	779	Various	Dec. 2021	40 yrs.
Outdoor advertising in Flemington and Pennsauken, NJ	—	1,025	397	832	—	1,025	1,229	2,254	18	Various	Dec. 2021	40 yrs.
Industrial facility in Pleasant Prairie, WI	—	1,443	16,532	—	—	1,443	16,532	17,975	403	2001	Jan. 2022	40 yrs.
Funeral homes in Spain	—	26,735	99,822	—	(6,953)	25,266	94,338	119,604	2,145	Various	Feb. 2022	40 yrs.
Retail facilities in Denmark	—	3,295	35,898	—	(1,477)	3,154	34,562	37,716	625	Various	Various	40 yrs.
Industrial facility in Laval, Canada	—	4,014	16,037	—	(1,237)	3,766	15,048	18,814	327	1966	Feb. 2022	40 yrs.
Warehouse facility in Chattanooga, TN	—	5,063	36,645	—	—	5,063	36,645	41,708	761	2003	Mar. 2022	40 yrs.
Industrial facility in Coatzacoalcos, Mexico	—	9,805	17,622	—	—	9,805	17,622	27,427	301	1960	Apr. 2022	40 yrs.
Industrial facility in Lowbanks, CA	—	3,574	1,605	—	—	3,574	1,605	5,179	27	1967	Apr. 2022	40 yrs.
Industrial facilities in Chicago, IL; Geismar, LA; and Nashville, TN	—	9,300	26,945	—	—	9,300	26,945	36,245	437	Various	May 2022	40 yrs.
Industrial and warehouse facilities in the United States	—	9,847	88,227	—	—	9,847	88,227	98,074	1,390	Various	May 2022	40 yrs.
Retail facilities in Denmark	—	2,228	31,774	—	251	2,246	32,007	34,253	443	Various	Various	40 yrs.
Industrial facility in Medina, OH	—	2,029	22,938	—	—	2,029	22,938	24,967	311	1963	Jun. 2022	40 yrs.
Warehouse facility in Bree, Belgium	—	—	73,302	42	1,972	—	75,316	75,316	954	1964	Jun. 2022	40 yrs.
Retail facilities in Spain	—	4,906	12,825	—	813	5,131	13,413	18,544	151	Various	Jul. 2022	40 yrs.
Industrial and warehouse facilities in the United States	—	27,543	192,197	—	—	27,543	192,197	219,740	2,093	Various	Jul. 2022	40 yrs.
Retail facilities in Denmark	—	2,690	33,703	—	1,312	2,789	34,916	37,705	297	Various	Various	40 yrs.
Office facility in Austin, TX	72,295	31,095	45,393	—	—	31,095	45,393	76,488	476	1993	Aug. 2022	40 yrs.
Land in Chicago, IL	1,885	3,873	—	—	—	3,873	—	3,873	—	N/A	Aug. 2022	N/A
Retail facilities in Croatia	14,788	1,367	23,337	—	1,046	1,425	24,325	25,750	255	2001; 2006	Aug. 2022	40 yrs.
Warehouse in Streetsboro, OH	2,576	2,435	9,333	—	—	2,435	9,333	11,768	98	1993	Aug. 2022	40 yrs.
Office facility in Norcross, GA	2,936	1,795	2,676	—	—	1,795	2,676	4,471	28	1999	Aug. 2022	40 yrs.
Warehouse in University Park, IL	46,812	15,377	63,299	—	—	15,377	63,299	78,676	663	2003	Aug. 2022	40 yrs.
Office facility in Oslo, Norway	43,560	15,763	33,250	—	(1,085)	15,414	32,514	47,928	341	2013	Aug. 2022	40 yrs.
Industrial facilities in Surprise, AZ; Temple, GA; and Houston, TX	9,640	2,994	26,100	—	—	2,994	26,100	29,094	274	1998; 2007; 2011	Aug. 2022	40 yrs.
Office facility in Farmington Hills, MI	6,188	2,195	5,213	—	—	2,195	5,213	7,408	55	2001	Aug. 2022	40 yrs.
Warehouse facility in Jonesville, SC	25,198	2,895	32,152	—	—	2,895	32,152	35,047	337	1997	Aug. 2022	40 yrs.
Warehouse facility in Albany, GA	5,232	3,108	12,220	—	—	3,108	12,220	15,328	128	1977	Aug. 2022	40 yrs.
Office facility in Eagan, MN	8,573	1,298	7,445	—	—	1,298	7,445	8,743	78	2013	Aug. 2022	40 yrs.

W. P. Carey 2022 10-K – 128

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Office facility in Plymouth, MN	25,187	4,624	29,243	—	—	4,624	29,243	33,867	306	1982	Aug. 2022	40 yrs.
Industrial facilities in Dallas/Forth Worth, TX	4,336	3,918	9,817	—	—	3,918	9,817	13,735	103	1990; 2008	Aug. 2022	40 yrs.
Warehouse facility in Byron Center, MI	6,407	1,925	10,098	—	—	1,925	10,098	12,023	106	2015	Aug. 2022	40 yrs.
Net-lease hotel in Albion, Mauritius	10,972	7,633	29,274	—	1,562	7,956	30,513	38,469	320	2007	Aug. 2022	40 yrs.
Office facility in Warstein, Germany	—	3,917	4,049	20	337	4,083	4,240	8,323	44	2011	Aug. 2022	40 yrs.
Net-lease hotel in Munich, Germany	45,331	17,892	61,405	—	3,356	18,649	64,004	82,653	671	2016	Aug. 2022	40 yrs.
Office facility in Plano, TX	21,221	3,667	28,073	—	—	3,667	28,073	31,740	294	2001	Aug. 2022	40 yrs.
Industrial facility in Plymouth, MN	9,969	3,693	13,242	9	—	3,693	13,251	16,944	139	1975	Aug. 2022	40 yrs.
Net-lease hotel in Hamburg, Germany	15,419	7,328	17,467	—	1,050	7,639	18,206	25,845	191	2017	Aug. 2022	40 yrs.
Retail facility in Oslo, Norway	54,079	27,948	64,033	725	(2,032)	27,330	63,344	90,674	672	1971	Aug. 2022	40 yrs.
Office facility in Jacksonville, FL	9,310	2,084	6,673	—	—	2,084	6,673	8,757	70	2001	Aug. 2022	40 yrs.
Industrial facility in Michalovce, Slovakia	—	4,538	19,009	—	996	4,730	19,813	24,543	208	2006	Aug. 2022	40 yrs.
Office facility in Warrenville, IL	21,433	3,285	11,666	387	—	3,285	12,053	15,338	129	2001	Aug. 2022	40 yrs.
Office facility in Coralville, IA	—	2,222	35,695	—	—	2,222	35,695	37,917	374	2015	Aug. 2022	40 yrs.
Net-lease hotel in Stuttgart, Germany	13,338	—	31,276	—	1,324	—	32,600	32,600	342	1965	Aug. 2022	40 yrs.
Industrial facility in Menomonee Falls, WI	11,841	2,726	17,453	—	—	2,726	17,453	20,179	183	1974	Aug. 2022	40 yrs.
Warehouse facility in Iowa Falls, IA	6,138	997	8,819	—	—	997	8,819	9,816	92	2001	Aug. 2022	40 yrs.
Warehouse facility in Westlake, OH	—	1,928	24,353	—	—	1,928	24,353	26,281	252	1972	Aug. 2022	40 yrs.
Industrial facility in Hebron, Ohio and warehouse facility in Strongsville, OH	—	4,671	5,494	—	—	4,671	5,494	10,165	54	1969; 1999	Aug. 2022	40 yrs.
Warehouse facility in Scarsborough, Canada	—	5,092	1,868	—	—	5,092	1,868	6,960	18	1980	Aug. 2022	40 yrs.
Specialty facilities in West Des Moines, IA and Clifton Park, NY	—	3,229	17,080	—	—	3,229	17,080	20,309	166	1971; 2021	Aug. 2022	40 yrs.
Industrial facility in Orzinuovi, Italy	—	2,473	9,892	—	815	2,636	10,544	13,180	91	1978	Aug. 2022	40 yrs.
Outdoor advertising in West Chester, PA	—	—	559	—	—	—	559	559	10	2022	Oct. 2022	40 yrs.
Industrial facilities in the United States	—	11,117	41,107	—	—	11,117	41,107	52,224	31	Various	Dec. 2022	40 yrs.
Warehouse facility in Romulus, MI	—	2,788	33,353	—	—	2,788	33,353	36,141	5	2017	Dec. 2022	40 yrs.
Industrial facility in Salisbury, NC	—	1,308	13,082	—	—	1,308	13,082	14,390	2	2015	Dec. 2022	40 yrs.
	$782,663	$2,628,187	$10,520,207	$1,013,116	$(844,878)	$2,400,002	$10,916,630	$13,316,632	$1,672,091

W. P. Carey 2022 10-K – 129

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Direct Financing Method
Industrial facilities in Irving and Houston, TX	$—	$—	$27,599	$—	$(4,227)	$23,372	1978	Jan. 1998
Retail facility in Freehold, NJ	2,925	—	17,067	—	(435)	16,632	2004	Sep. 2012
Office facilities in Corpus Christi, Odessa, San Marcos, and Waco, TX	713	2,089	14,211	—	(1,572)	14,728	1969; 1996; 2000	Sep. 2012
Retail facilities in Germany	—	28,734	145,854	5,582	(64,558)	115,612	Various	Sep. 2012
Warehouse facility in Brierley Hill, United Kingdom	—	2,147	12,357	—	(2,554)	11,950	1996	Sep. 2012
Retail facilities in El Paso and Fabens, TX	—	4,777	17,823	—	(102)	22,498	Various	Jan. 2014
Industrial facility in Eagan, MN	—	—	11,548	—	(628)	10,920	1975	Jan. 2014
Retail facility in Gronau, Germany	—	281	4,401	—	(1,013)	3,669	1989	Jan. 2014
Industrial facility in Mount Carmel, IL	—	135	3,265	—	(303)	3,097	1896	Jan. 2014
Retail facility in Vantaa, Finland	—	5,291	15,522	—	(4,505)	16,308	2004	Jan. 2014
Retail facility in Linköping, Sweden	—	1,484	9,402	—	(4,105)	6,781	2004	Jan. 2014
Industrial facility in Calgary, Canada	—	—	7,076	—	(1,232)	5,844	1965	Jan. 2014
Industrial facilities in Fair Bluff, NC and Valencia, PA	—	5,780	40,860	—	(37,179)	9,461	1968; 1976	Jan. 2014
Industrial facility in Göppingen, Germany	—	10,717	60,120	—	(20,026)	50,811	1930	Jan. 2014
Industrial and office facility in Nagold, Germany	—	4,553	17,675	—	(1,419)	20,809	1994	Oct. 2018
Warehouse facilities in Bristol, Leeds, Liverpool, Luton, Newport, Plymouth, and Southampton, United Kingdom	—	1,062	23,087	—	(1,784)	22,365	Various	Oct. 2018
Warehouse facility in Gieten, Netherlands	—	—	15,258	—	(1,027)	14,231	1985	Oct. 2018
Warehouse facility in Oxnard, CA	—	—	10,960	—	(1,427)	9,533	1975	Oct. 2018
Industrial facilities in Bartow, FL; Momence, IL; Smithfield, NC; Hudson, NY; and Ardmore, OK	—	4,454	87,030	—	2,921	94,405	Various	Oct. 2018
Industrial facility in Countryside, IL	—	563	1,457	—	37	2,057	1981	Oct. 2018
Industrial facility in Clarksville, TN	2,973	1,680	10,180	—	(155)	11,705	1998	Oct. 2018
Industrial facility in Bluffton, IN	1,634	503	3,407	—	(44)	3,866	1975	Oct. 2018
Warehouse facility in Houston, TX	—	—	5,977	—	(128)	5,849	1972	Oct. 2018
Warehouse in Chicago, IL	5,131	—	10,517	—	26	10,543	1942	Aug. 2022
Less: allowance for credit losses					(8,733)	(8,733)
	$13,376	$74,250	$572,653	$5,582	$(154,172)	$498,313

W. P. Carey 2022 10-K – 130

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(in thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Operating Real Estate – Hotels
Bloomington, MN	$—	$3,810	$29,126	$3,622	$6,329	$(314)	$3,874	$31,265	$7,434	$42,573	$14,303	2008	Jan. 2014	34 yrs.
Operating Real Estate – Student Housing Facilities
Austin, TX	28,533	12,994	60,006	—	44	—	12,994	60,033	17	73,044	629	2020	Aug. 2022	40 yrs.
Swansea, United Kingdom	43,134	—	32,884	—	33,936	3,526	—	70,346	—	70,346	364	2022	Aug. 2022	40 yrs.
Operating Real Estate – Self-Storage Facilities
Loves Park, IL	—	1,412	4,853	—	35	—	1,412	4,862	26	6,300	777	1997	Oct. 2018	40 yrs.
Cherry Valley, IL	—	1,339	4,160	—	9	—	1,339	4,160	9	5,508	640	1988	Oct. 2018	40 yrs.
Rockford, IL	—	695	3,873	—	44	—	695	3,903	14	4,612	545	1979	Oct. 2018	40 yrs.
Rockford, IL	—	87	785	—	—	—	87	785	—	872	98	1979	Oct. 2018	40 yrs.
Rockford, IL	—	454	4,724	—	12	—	454	4,733	3	5,190	546	1957	Oct. 2018	40 yrs.
Peoria, IL	—	444	4,944	—	238	—	444	5,164	18	5,626	849	1990	Oct. 2018	40 yrs.
East Peoria, IL	—	268	3,290	—	108	—	268	3,375	23	3,666	528	1986	Oct. 2018	40 yrs.
Loves Park, IL	—	721	2,973	—	27	—	721	3,000	—	3,721	429	1978	Oct. 2018	40 yrs.
Winder, GA	—	338	1,310	—	69	—	338	1,354	25	1,717	218	2006	Oct. 2018	40 yrs.
Winder, GA	—	821	3,180	—	34	—	821	3,198	16	4,035	486	2001	Oct. 2018	40 yrs.
Kissimmee, FL	6,386	2,147	17,164	—	4	—	2,147	17,168	—	19,315	180	2005	Aug. 2022	40 yrs.
St. Petersburg, FL	6,842	1,505	16,229	—	4	—	1,505	16,229	4	17,738	170	2007	Aug. 2022	40 yrs.
Corpus Christi, TX	2,563	904	10,779	—	40	—	904	10,819	—	11,723	114	1998	Aug. 2022	40 yrs.
Palm Desert, CA	6,481	1,036	22,714	—	—	—	1,036	22,714	—	23,750	238	2006	Aug. 2022	40 yrs.
Kailua-Kona, HI	3,546	1,425	12,267	—	30	—	1,425	12,297	—	13,722	129	1991	Aug. 2022	40 yrs.
Miami, FL	2,854	3,680	7,215	—	6	—	3,680	7,215	6	10,901	76	1986	Aug. 2022	40 yrs.
Columbia, SC	2,875	2,481	5,217	—	—	—	2,481	5,217	—	7,698	55	1988	Aug. 2022	40 yrs.
Kailua-Kona, HI	3,316	2,889	16,397	—	—	—	2,889	16,397	—	19,286	172	2004	Aug. 2022	40 yrs.
Pompano Beach, FL	2,869	1,227	10,897	—	—	—	1,227	10,897	—	12,124	114	1992	Aug. 2022	40 yrs.
Jensen Beach, FL	5,294	1,544	15,841	—	42	—	1,544	15,878	5	17,427	166	1989	Aug. 2022	40 yrs.
Dickinson, TX	6,094	1,952	8,826	—	—	—	1,952	8,826	—	10,778	92	2001	Aug. 2022	40 yrs.
Humble, TX	4,771	813	6,459	—	—	—	813	6,459	—	7,272	68	2009	Aug. 2022	40 yrs.
Temecula, CA	6,156	2,368	20,802	—	—	—	2,368	20,802	—	23,170	218	2006	Aug. 2022	40 yrs.
Cumming, GA	2,709	655	10,455	—	5	—	655	10,455	5	11,115	110	1994	Aug. 2022	40 yrs.
Naples, FL	10,157	6,826	20,254	—	18	—	6,826	20,264	8	27,098	213	1974	Aug. 2022	40 yrs.
Valrico, FL	5,694	1,423	11,316	—	8	—	1,423	11,316	8	12,747	119	2009	Aug. 2022	40 yrs.
Tallahassee, FL	4,891	1,534	14,416	—	6	—	1,534	14,416	6	15,956	151	1999	Aug. 2022	40 yrs.

W. P. Carey 2022 10-K – 131

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(in thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Sebastian, FL	1,847	529	7,917	—	10	—	529	7,927	—	8,456	83	1986	Aug. 2022	40 yrs.
Lady Lake, FL	3,923	928	11,881	—	7	—	928	11,881	7	12,816	124	2010	Aug. 2022	40 yrs.
Panama City Beach, FL	2,605	736	7,581	—	—	—	736	7,581	—	8,317	79	1997	Aug. 2022	40 yrs.
Hesperia, CA	—	1,416	18,691	—	—	—	1,416	18,691	—	20,107	196	2004	Aug. 2022	40 yrs.
Hesperia, CA	—	639	9,412	—	—	—	639	9,412	—	10,051	99	2007	Aug. 2022	40 yrs.
Hesperia, CA	—	699	12,896	—	4	—	699	12,900	—	13,599	135	1985	Aug. 2022	40 yrs.
Highland, CA	—	1,465	11,966	—	—	—	1,465	11,966	—	13,431	125	2003	Aug. 2022	40 yrs.
Lancaster, CA	—	598	12,100	—	—	—	598	12,100	—	12,698	127	1989	Aug. 2022	40 yrs.
Rialto, CA	—	3,502	16,924	—	6	—	3,502	16,924	6	20,432	178	2007	Aug. 2022	40 yrs.
Thousand Palms, CA	—	2,465	17,632	—	—	—	2,465	17,632	—	20,097	185	2007	Aug. 2022	40 yrs.
Lilburn, GA	2,325	1,555	6,225	—	16	—	1,555	6,225	16	7,796	66	1998	Aug. 2022	40 yrs.
Stockbridge GA	1,614	308	7,238	—	43	—	308	7,268	13	7,589	77	2003	Aug. 2022	40 yrs.
Louisville, KY	6,564	3,115	13,908	—	115	—	3,115	14,020	3	17,138	151	1998	Aug. 2022	40 yrs.
St. Peters, MO	2,309	386	5,521	—	40	—	386	5,552	9	5,947	59	1991	Aug. 2022	40 yrs.
Crystal Lake, IL	2,615	1,325	6,056	—	2	—	1,325	6,056	2	7,383	64	1977	Aug. 2022	40 yrs.
Las Vegas, NV	6,328	717	20,963	—	24	—	717	20,985	2	21,704	220	1996	Aug. 2022	40 yrs.
Panama City Beach, FL	6,134	666	17,086	—	8	—	666	17,094	—	17,760	179	2008	Aug. 2022	40 yrs.
Sarasota, FL	5,204	1,076	13,597	—	7	—	1,076	13,597	7	14,680	142	2003	Aug. 2022	40 yrs.
Sarasota, FL	3,806	638	10,175	—	8	—	638	10,175	8	10,821	107	2001	Aug. 2022	40 yrs.
Leesburg, FL	2,407	1,272	5,888	—	—	—	1,272	5,888	—	7,160	62	1988	Aug. 2022	40 yrs.
Palm Bay, FL	7,156	2,814	21,425	—	21	—	2,814	21,425	21	24,260	225	2000	Aug. 2022	40 yrs.
Houston, TX	4,619	1,878	8,719	—	57	—	1,878	8,776	—	10,654	91	1971	Aug. 2022	40 yrs.
Hudson, FL	3,253	669	6,092	—	6	—	669	6,092	6	6,767	64	2008	Aug. 2022	40 yrs.
Las Vegas, NV	2,342	918	12,355	—	—	—	918	12,355	—	13,273	129	1984	Aug. 2022	40 yrs.
Las Vegas, NV	2,212	829	11,275	—	12	—	829	11,275	12	12,116	118	1987	Aug. 2022	40 yrs.
Ithaca, NY	2,297	890	4,484	—	8	—	890	4,484	8	5,382	47	1988	Aug. 2022	40 yrs.
Kissimmee, FL	—	626	13,147	—	—	—	626	13,147	—	13,773	138	2015	Aug. 2022	40 yrs.
El Paso, TX	3,704	2,126	5,628	—	—	—	2,126	5,628	—	7,754	59	1983	Aug. 2022	40 yrs.
El Paso, TX	2,542	1,053	4,583	—	3	—	1,053	4,583	3	5,639	48	1980	Aug. 2022	40 yrs.
El Paso, TX	3,612	994	7,451	—	105	—	994	7,556	—	8,550	79	1980	Aug. 2022	40 yrs.
El Paso, TX	3,628	1,295	6,318	—	36	—	1,295	6,354	—	7,649	67	1986	Aug. 2022	40 yrs.
El Paso, TX	1,428	587	3,121	—	14	—	587	3,121	14	3,722	34	1985	Aug. 2022	40 yrs.
El Paso, TX	3,718	1,143	5,894	—	92	—	1,143	5,986	—	7,129	63	1980	Aug. 2022	40 yrs.

W. P. Carey 2022 10-K – 132

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(in thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Fernandina Beach, FL	7,269	2,664	25,000	—	7	—	2,664	25,007	—	27,671	262	1986	Aug. 2022	40 yrs.
Kissimmee, FL	3,448	2,149	6,223	—	20	—	2,149	6,234	9	8,392	65	1981	Aug. 2022	40 yrs.
Houston, TX	2,758	1,350	6,257	—	12	—	1,350	6,257	12	7,619	66	1998	Aug. 2022	40 yrs.
Houston, TX	2,957	1,112	8,044	—	16	—	1,112	8,055	5	9,172	85	2001	Aug. 2022	40 yrs.
Portland, OR	6,348	994	10,176	—	—	—	994	10,176	—	11,170	107	2000	Aug. 2022	40 yrs.
Greensboro, NC	4,036	1,389	15,175	—	—	—	1,389	15,175	—	16,564	159	1953	Aug. 2022	40 yrs.
Avondale, LA	3,422	1,154	9,090	—	—	—	1,154	9,090	—	10,244	95	2008	Aug. 2022	40 yrs.
Washington, D.C.	6,470	3,371	13,655	—	—	—	3,371	13,655	—	17,026	143	1962	Aug. 2022	40 yrs.
Kissimmee, FL	—	1,770	7,034	—	10	—	1,770	7,034	10	8,814	74	2000	Aug. 2022	40 yrs.
Milford, MA	—	951	11,935	—	1	—	951	11,935	1	12,887	125	2003	Aug. 2022	40 yrs.
Millsboro, DE	—	1,180	14,286	—	—	—	1,180	14,286	—	15,466	150	2001	Aug. 2022	40 yrs.
New Castle, DE	4,367	1,110	15,787	—	—	—	1,110	15,787	—	16,897	165	2005	Aug. 2022	40 yrs.
Rehoboth, DE	8,215	1,565	18,284	—	10	—	1,565	18,284	10	19,859	192	1999	Aug. 2022	40 yrs.
Chicago, IL	—	787	4,931	—	67	—	787	4,971	27	5,785	53	1990	Aug. 2022	40 yrs.
Gilroy, CA	—	3,058	13,014	—	8	—	3,058	13,022	—	16,080	137	1999	Aug. 2022	40 yrs.
	$292,647	$122,253	$906,396	$3,622	$41,843	$3,212	$122,317	$947,171	$7,838	$1,077,326	$28,295
__________
(a)Consists of the cost of improvements subsequent to acquisition and acquisition costs, including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs, and other related professional fees. For business combinations, transaction costs are excluded.
(b)The increase (decrease) in net investment was primarily due to (i) sales of properties, (ii) impairment charges, (iii) changes in foreign currency exchange rates, (iv) allowances for credit loss (Note 6), (v) reclassifications from net investments in direct financing leases to real estate subject to operating leases, and (vi) the amortization of unearned income from net investments in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received.
(c)Excludes (i) gross lease intangible assets of $3.4 billion and the related accumulated amortization of $1.6 billion, (ii) gross lease intangible liabilities of $309.9 million and the related accumulated amortization of $125.3 million, (iii) sale-leasebacks classified as loans receivable of $234.2 million, (iv) secured loans receivable of $39.3 million (as disclosed in Schedule IV – Mortgage Loans on Real Estate), (v) assets held for sale, net of $57.9 million, and (vi) real estate under construction of $40.8 million.
(d)A reconciliation of real estate and accumulated depreciation follows:

W. P. Carey 2022 10-K – 133

W. P. CAREY INC.
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Real Estate Subject to Operating Leases
	Years Ended December 31,
	2022	2021	2020
Beginning balance	$11,677,185	$10,736,752	$9,703,504
Acquisitions	997,937	1,144,757	555,032
Acquisitions through CPA:18 Merger	881,613	—	—
Foreign currency translation adjustment	(269,272)	(267,018)	290,559
Dispositions	(165,516)	(80,129)	(167,671)
Reclassification from real estate under construction	147,982	86,179	176,211
Reclassification from direct financing leases	67,001	76,929	183,789
Impairment charges	(36,624)	(24,246)	(26,343)
Capital improvements	29,419	14,589	35,722
Reclassification to assets held for sale	(13,093)	(10,628)	(14,051)
Ending balance	$13,316,632	$11,677,185	$10,736,752

	Reconciliation of Accumulated Depreciation for Real Estate Subject to Operating Leases
	Years Ended December 31,
	2022	2021	2020
Beginning balance	$1,448,020	$1,206,912	$950,452
Depreciation expense	298,972	286,347	259,337
Dispositions	(47,463)	(17,582)	(24,786)
Foreign currency translation adjustment	(26,400)	(25,298)	24,764
Reclassification to assets held for sale	(1,038)	(2,359)	(2,855)
Ending balance	$1,672,091	$1,448,020	$1,206,912

	Reconciliation of Operating Real Estate
	Years Ended December 31,
	2022	2021	2020
Beginning balance	$83,673	$83,476	$83,083
Acquisitions through CPA:18 Merger	922,161	—	—
Reclassification from real estate under construction	66,820	—	—
Foreign currency translation adjustment	3,526	—	—
Capital improvements	1,146	197	393
Ending balance	$1,077,326	$83,673	$83,476

	Reconciliation of Accumulated Depreciation for Operating Real Estate
	Years Ended December 31,
	2022	2021	2020
Beginning balance	$16,750	$14,004	$11,241
Depreciation expense	11,541	2,746	2,763
Foreign currency translation adjustment	4	—	—
Ending balance	$28,295	$16,750	$14,004

At December 31, 2022, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $16.5 billion.

W. P. Carey 2022 10-K – 134

W. P. CAREY INC.
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2022
(dollars in thousands)

	Interest Rate	Final Maturity Date	Carrying Amount
Description
Financing agreement — Cipriani	10.0%	Jul. 2024	$28,000
Financing agreement — observation wheel	7.5%	Jun. 2023	11,250
			$39,250

	Reconciliation of Mortgage Loans on Real Estate
	Years Ended December 31,
	2022	2021	2020
Beginning balance	$24,143	$24,143	$47,737
Repayments	(34,000)	—	(11,000)
Acquisition through CPA:18 Merger (Note 6)	28,000	—	—
Gain on repayment of secured loan receivable	10,613	—	—
Change in allowance for credit losses (Note 6)	10,494	—	(12,594)
Ending balance	$39,250	$24,143	$24,143

W. P. Carey 2022 10-K – 135

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2022 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, at December 31, 2022, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and in connection therewith, PricewaterhouseCoopers LLP has issued an attestation report on the Company’s effectiveness of internal controls over financial reporting as of December 31, 2022, as stated in their report in Item 8.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

W. P. Carey 2022 10-K – 136

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

W. P. Carey 2022 10-K – 137

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

W. P. Carey 2022 10-K – 138

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) and (2) — Financial statements and schedules: see index to financial statements and schedules included in Item 8.

(3) Exhibits:

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement of W. P. Carey Inc. dated June 15, 2017	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 16, 2017
3.2	Fifth Amended and Restated Bylaws of W. P. Carey Inc. dated June 15, 2017	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 16, 2017
4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
4.2	Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 14, 2014
4.3	First Supplemental Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 14, 2014
4.4	Form of Global Note Representing $500,000,000 Aggregate Principal Amount of 4.60% Senior Notes due 2024	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 14, 2014
4.5	Third Supplemental Indenture, dated January 26, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 26, 2015
4.6	Form of Note representing $450 Million Aggregate Principal Amount of 4.000% Senior Notes due 2025	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 26, 2015
4.7	Fourth Supplemental Indenture, dated as of September 12, 2016, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 12, 2016
4.8	Form of Note representing $350 Million Aggregate Principal Amount of 4.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 12, 2016
4.9	Indenture, dated as of November 8, 2016, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Automatic shelf registration statement on Form S-3 (File No. 333-233159) filed August 9, 2019
4.10	First Supplemental Indenture, dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 19, 2017

W. P. Carey 2022 10-K – 139

Exhibit No.	Description	Method of Filing
4.11	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2024	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 19, 2017
4.12	Second Supplemental Indenture dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 6, 2018
4.13	Form of Note representing €500 Million Aggregate Principal Amount of 2.125% Senior Notes due 2027	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 6, 2018
4.14	Third Supplemental Indenture dated as of October 9, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed October 9, 2018
4.15	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 9, 2018
4.16	Fifth Supplemental Indenture, dated June 14, 2019, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 10-Q filed August 2, 2019
4.17	Form of Note representing $325 Million Aggregate Principal Amount of 3.850% Senior Notes due 2029	Incorporated by reference to Exhibit 4.2 to Current Report on Form 10-Q filed August 2, 2019
4.18	Fourth Supplemental Indenture, dated as of September 19, 2019, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 19, 2019
4.19	Form of Note representing €500 Million Aggregate Principal Amount of 1.350% Senior Notes due 2028	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed September 19, 2019
4.20	Description of Securities Registered under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.22 to Annual Report on Form 10-K for the year ended December 31, 2019 filed February 21, 2020
4.21	Sixth Supplemental Indenture, dated October 14, 2020, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 14, 2020
4.22	Form of Note representing $500 Million Aggregate Principal Amount of 2.400% Senior Notes due 2031	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed October 14, 2020
4.23	Seventh Supplemental Indenture, dated February 25, 2021, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 25, 2021
4.24	Form of Note representing $425 Million Aggregate Principal Amount of 2.250% Senior Notes Due 2033	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 25, 2021
4.25	Fifth Supplemental Indenture dated as of March 8, 2021, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 8, 2021

W. P. Carey 2022 10-K – 140

Exhibit No.	Description	Method of Filing
4.26	Form of Note representing €525 Million Aggregate Principal Amount of 0.950% Senior Notes Due 2030	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 8, 2021
4.27	Eighth Supplemental Indenture, dated October 15, 2021, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference Exhibit 4.2 to Current Report on Form 8-K filed October 15, 2021
4.28	Form of Note representing $350 Million Aggregate Principal Amount of 2.450% Senior Notes due 2032	Incorporated by reference Exhibit 4.3 to Current Report on Form 8-K filed October 15, 2021
4.29	Form of Note Representing €150,000,000 Aggregate Principal Amount of 3.41% Senior Notes due 2029	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed November 4, 2022
4.30	Form of Note Representing €200,000,000 Aggregate Principal Amount of 3.70% Senior Notes due 2032	Incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q filed November 4, 2022
10.1	W. P. Carey Inc. 1997 Share Incentive Plan, as amended *	Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.2	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) Long-Term Incentive Program as amended and restated effective as of September 28, 2012 *	Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.3	W. P. Carey Inc. Amended and Restated Deferred Compensation Plan for Employees *	Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.4	Amended and Restated W. P. Carey Inc. 2009 Share Incentive Plan *	Incorporated by reference to Appendix A of Schedule 14A filed April 30, 2013
10.5	2017 Annual Incentive Compensation Plan	Incorporated by reference to Exhibit A of Schedule 14A filed April 11, 2017
10.6	2017 Share Incentive Plan	Incorporated by reference to Exhibit B of Schedule 14A filed April 11, 2017
10.7	Form of Share Option Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-8 filed June 27, 2017
10.8	Form of Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-8 filed June 27, 2017
10.9	Form of Restricted Share Unit Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-8 filed June 27, 2017
10.10	Form of Long-Term Performance Share Unit Award Agreement pursuant to the W. P. Carey Inc. 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 filed June 27, 2017
10.11	Form of Non-Employee Director Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8, filed June 27, 2017

W. P. Carey 2022 10-K – 141

Exhibit No.	Description	Method of Filing
10.12	W. P. Carey Inc. 2009 Non-Employee Directors’ Incentive Plan *	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
10.13	Fourth Amended and Restated Credit Agreement, dated as of February 20, 2020, among W. P. Carey Inc. and Certain of its Subsidiaries identified therein as Guarantors, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as L/C Issuers, Bank of America, N.A., as Swing Line Lender, and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 20, 2020
10.14
First Amendment (LIBOR Transition), dated as of December 1, 2021, to the Fourth Amended and Restated Credit Agreement, dated as of February 20, 2020, among W. P. Carey Inc. and Bank of America, N.A., as administrative agent
Incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K filed February 11, 2022
10.15	Second Amendment, dated as of April 19, 2022, to the Fourth Amended and Restated Credit Agreement, dated as of February 20, 2020, by and among W. P. Carey Inc. as Borrower, certain Subsidiaries of W. P. Carey identified therein, from time to time as Guarantors, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as L/C	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 22, 2022
10.16	Third Amendment, dated as of January 26, 2023, to the Fourth Amended and Restated Credit Agreement, dated as of February 20, 2020, is entered into among W. P. Carey Inc., as Parent Borrower, each of the Lenders party hereto, each of the L/C Issuers party hereto, and Bank of America, N.A., as administrative agent	Filed herewith
10.17	Agency Agreement dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2017
10.18	Agency Agreement dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 6, 2018
10.19	Agency Agreement dated as of October 9, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 9, 2018
10.20	Agency Agreement dated as of March 8, 2021, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 8, 2021

W. P. Carey 2022 10-K – 142

Exhibit No.	Description	Method of Filing
10.21	Equity Sales Agreement, dated May 2, 2022, by and among W. P. Carey Inc. and each of Barclays Capital Inc., BMO Capital Markets Corp., BNY Mellon Capital Markets, LLC, BofA Securities, Inc., BTIG, LLC, Capital One Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC, JMP Securities LLC, J.P. Morgan Securities LLC, RBC Capital Markets, LLC, Regions Securities LLC, Scotia Capital (USA) Inc., and Wells Fargo Securities, LLC, as agents, and each of Barclays Bank PLC, Bank of Montreal, The Bank of New York Mellon, Bank of America, N.A., Jefferies LLC, JPMorgan Chase Bank, National Association, Regions Securities LLC, Royal Bank of Canada, The Bank of Nova Scotia and Wells Fargo Bank, National Association, as forward purchasers	Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K, filed May 3, 2022
10.22	Form of Forward Confirmation	Incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K, filed May 3, 2022
10.23	Note Purchase Agreement, dated August 31, 2022, by and among W. P. Carey Inc. and the purchasers listed in the purchaser schedule thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 1, 2022
18.1	Preferability letter of Independent Registered Public Accounting Firm	Incorporated by reference to Exhibit 18.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 5, 2013
21.1	List of Registrant Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Director and Officer Indemnification Policy	Incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

W. P. Carey 2022 10-K – 143

Exhibit No.	Description	Method of Filing
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith
______________________
*The referenced exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 (a)(3) of Form 10-K.

W. P. Carey 2022 10-K – 144

Item 16. Form 10-K Summary.

None.

W. P. Carey 2022 10-K – 145

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.

Date:	February 10, 2023	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason E. Fox	Director and Chief Executive Officer	February 10, 2023
Jason E. Fox	(Principal Executive Officer)

/s/ ToniAnn Sanzone	Chief Financial Officer	February 10, 2023
ToniAnn Sanzone	(Principal Financial Officer)

/s/ Brian Zander	Chief Accounting Officer	February 10, 2023
Brian Zander	(Principal Accounting Officer)

/s/ Christopher J. Niehaus	Chairman of the Board and Director	February 10, 2023
Christopher J. Niehaus

/s/ Mark A. Alexander	Director	February 10, 2023
Mark A. Alexander

/s/ Constantin H. Beier	Director	February 10, 2023
Constantin H. Beier

/s/ Tonit M. Calaway	Director	February 10, 2023
Tonit M. Calaway

/s/ Peter J. Farrell	Director	February 10, 2023
Peter J. Farrell

/s/ Robert J. Flanagan	Director	February 10, 2023
Robert J. Flanagan

/s/ Jean Hoysradt	Director	February 10, 2023
Jean Hoysradt

/s/ Margaret G. Lewis	Director	February 10, 2023
Margaret G. Lewis

/s/ Nicolaas J. M. van Ommen	Director	February 10, 2023
Nicolaas J. M. van Ommen

/s/ Elisabeth Stheeman	Director	February 10, 2023
Elisabeth Stheeman

W. P. Carey 2022 10-K – 146

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement of W. P. Carey Inc. dated June 15, 2017	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 16, 2017
3.2	Fifth Amended and Restated Bylaws of W. P. Carey Inc. dated June 15, 2017	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 16, 2017
4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
4.2	Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 14, 2014
4.3	First Supplemental Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 14, 2014
4.4	Form of Global Note Representing $500,000,000 Aggregate Principal Amount of 4.60% Senior Notes due 2024	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 14, 2014
4.5	Third Supplemental Indenture, dated January 26, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 26, 2015
4.6	Form of Note representing $450 Million Aggregate Principal Amount of 4.000% Senior Notes due 2025	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 26, 2015
4.7	Fourth Supplemental Indenture, dated as of September 12, 2016, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 12, 2016
4.8	Form of Note representing $350 Million Aggregate Principal Amount of 4.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 12, 2016
4.9	Indenture, dated as of November 8, 2016, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Automatic shelf registration statement on Form S-3 (File No. 333-233159) filed August 9, 2019
4.10	First Supplemental Indenture, dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 19, 2017

Exhibit No.	Description	Method of Filing
4.11	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2024	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 19, 2017
4.12	Second Supplemental Indenture dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 6, 2018
4.13	Form of Note representing €500 Million Aggregate Principal Amount of 2.125% Senior Notes due 2027	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 6, 2018
4.14	Third Supplemental Indenture dated as of October 9, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed October 9, 2018
4.15	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 9, 2018
4.16	Fifth Supplemental Indenture, dated June 14, 2019, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 10-Q filed August 2, 2019
4.17	Form of Note representing $325 Million Aggregate Principal Amount of 3.850% Senior Notes due 2029	Incorporated by reference to Exhibit 4.2 to Current Report on Form 10-Q filed August 2, 2019
4.18	Fourth Supplemental Indenture, dated as of September 19, 2019, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 19, 2019
4.19	Form of Note representing €500 Million Aggregate Principal Amount of 1.350% Senior Notes due 2028	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed September 19, 2019
4.20	Description of Securities Registered under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.22 to Annual Report on Form 10-K for the year ended December 31, 2019 filed February 21, 2020
4.21	Sixth Supplemental Indenture, dated October 14, 2020, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 14, 2020
4.22	Form of Note representing $500 Million Aggregate Principal Amount of 2.400% Senior Notes due 2031	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed October 14, 2020
4.23	Seventh Supplemental Indenture, dated February 25, 2021, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 25, 2021
4.24	Form of Note representing $425 Million Aggregate Principal Amount of 2.250% Senior Notes Due 2033	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 25, 2021
4.25	Fifth Supplemental Indenture dated as of March 8, 2021, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 8, 2021

Exhibit No.	Description	Method of Filing
4.26	Form of Note representing €525 Million Aggregate Principal Amount of 0.950% Senior Notes Due 2030	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 8, 2021
4.27	Eighth Supplemental Indenture, dated October 15, 2021, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference Exhibit 4.2 to Current Report on Form 8-K filed October 15, 2021
4.28	Form of Note representing $350 Million Aggregate Principal Amount of 2.450% Senior Notes due 2032	Incorporated by reference Exhibit 4.3 to Current Report on Form 8-K filed October 15, 2021
4.29	Form of Note Representing €150,000,000 Aggregate Principal Amount of 3.41% Senior Notes due 2029	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed November 4, 2022
4.30	Form of Note Representing €200,000,000 Aggregate Principal Amount of 3.70% Senior Notes due 2032	Incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q filed November 4, 2022
10.1	W. P. Carey Inc. 1997 Share Incentive Plan, as amended *	Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.2	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) Long-Term Incentive Program as amended and restated effective as of September 28, 2012 *	Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.3	W. P. Carey Inc. Amended and Restated Deferred Compensation Plan for Employees *	Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.4	Amended and Restated W. P. Carey Inc. 2009 Share Incentive Plan *	Incorporated by reference to Appendix A of Schedule 14A filed April 30, 2013
10.5	2017 Annual Incentive Compensation Plan	Incorporated by reference to Exhibit A of Schedule 14A filed April 11, 2017
10.6	2017 Share Incentive Plan	Incorporated by reference to Exhibit B of Schedule 14A filed April 11, 2017
10.7	Form of Share Option Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-8 filed June 27, 2017
10.8	Form of Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-8 filed June 27, 2017
10.9	Form of Restricted Share Unit Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-8 filed June 27, 2017
10.10	Form of Long-Term Performance Share Unit Award Agreement pursuant to the W. P. Carey Inc. 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 filed June 27, 2017
10.11	Form of Non-Employee Director Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8, filed June 27, 2017

Exhibit No.	Description	Method of Filing
10.12	W. P. Carey Inc. 2009 Non-Employee Directors’ Incentive Plan *	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
10.13	Fourth Amended and Restated Credit Agreement, dated as of February 20, 2020, among W. P. Carey Inc. and Certain of its Subsidiaries identified therein as Guarantors, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as L/C Issuers, Bank of America, N.A., as Swing Line Lender, and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 20, 2020
10.14
First Amendment (LIBOR Transition), dated as of December 1, 2021, to the Fourth Amended and Restated Credit Agreement, dated as of February 20, 2020, among W. P. Carey Inc. and Bank of America, N.A., as administrative agent
Incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K filed February 11, 2022
10.15	Second Amendment, dated as of April 19, 2022, to the Fourth Amended and Restated Credit Agreement, dated as of February 20, 2020, by and among W. P. Carey Inc. as Borrower, certain Subsidiaries of W. P. Carey identified therein, from time to time as Guarantors, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as L/C	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 22, 2022
10.16	Third Amendment, dated as of January 26, 2023, to the Fourth Amended and Restated Credit Agreement, dated as of February 20, 2020, is entered into among W. P. Carey Inc., as Parent Borrower, each of the Lenders party hereto, each of the L/C Issuers party hereto, and Bank of America, N.A., as administrative agent	Filed herewith
10.17	Agency Agreement dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2017
10.18	Agency Agreement dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 6, 2018
10.19	Agency Agreement dated as of October 9, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 9, 2018
10.20	Agency Agreement dated as of March 8, 2021, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 8, 2021

Exhibit No.	Description	Method of Filing
10.21	Equity Sales Agreement, dated May 2, 2022, by and among W. P. Carey Inc. and each of Barclays Capital Inc., BMO Capital Markets Corp., BNY Mellon Capital Markets, LLC, BofA Securities, Inc., BTIG, LLC, Capital One Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC, JMP Securities LLC, J.P. Morgan Securities LLC, RBC Capital Markets, LLC, Regions Securities LLC, Scotia Capital (USA) Inc., and Wells Fargo Securities, LLC, as agents, and each of Barclays Bank PLC, Bank of Montreal, The Bank of New York Mellon, Bank of America, N.A., Jefferies LLC, JPMorgan Chase Bank, National Association, Regions Securities LLC, Royal Bank of Canada, The Bank of Nova Scotia and Wells Fargo Bank, National Association, as forward purchasers	Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K, filed May 3, 2022
10.22	Form of Forward Confirmation	Incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K, filed May 3, 2022
10.23	Note Purchase Agreement, dated August 31, 2022, by and among W. P. Carey Inc. and the purchasers listed in the purchaser schedule thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 1, 2022
18.1	Preferability letter of Independent Registered Public Accounting Firm	Incorporated by reference to Exhibit 18.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 5, 2013
21.1	List of Registrant Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Director and Officer Indemnification Policy	Incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

Exhibit No.	Description	Method of Filing
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith
______________________
*The referenced exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 (a)(3) of Form 10-K.