Form 10-Q
period 2023-03-31
W. P. Carey Inc.
filed 2023-04-28
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 213,896,435 shares of common stock, $0.001 par value, outstanding at April 21, 2023.

W. P. Carey 3/31/2023 10-Q – 1

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: the impact of the CPA:18 Merger (as defined herein); our corporate strategy and estimated or future economic performance and results, including our expectations surrounding the impact of the broader macroeconomic environment and the ability of tenants to pay rent, financial condition, liquidity, results of operations, and prospects; our future capital expenditure and leverage levels, debt service obligations, and plans to fund our liquidity needs; prospective statements regarding our access to the capital markets, including our “at-the-market” program (“ATM Program”) and settlement of our Equity Forwards (as defined herein); the outlook for the investment program that we manage, including possible liquidity events for the program; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”); and the impact of recently issued accounting pronouncements and regulatory activity.

These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to inflation and increased interest rates, the effects of pandemics and global outbreaks of contagious diseases (such as the COVID-19 pandemic) and domestic or geopolitical crises, such as terrorism, military conflict (including the ongoing conflict between Russia and Ukraine and the global response to it), war or the perception that hostilities may be imminent, political instability or civil unrest, or other conflict, could also have material adverse effects on our business, financial condition, liquidity, results of operations, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report, as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 10, 2023 (the “2022 Annual Report”). Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

W. P. Carey 3/31/2023 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Investments in real estate:
Land, buildings and improvements — net lease and other	$12,934,679	$13,338,857
Land, buildings and improvements — operating properties	1,323,047	1,095,892
Net investments in finance leases and loans receivable	1,222,345	771,761
In-place lease intangible assets and other	2,612,139	2,659,750
Above-market rent intangible assets	807,790	833,751
Investments in real estate	18,900,000	18,700,011
Accumulated depreciation and amortization	(3,225,576)	(3,269,057)
Assets held for sale, net	43,038	57,944
Net investments in real estate	15,717,462	15,488,898
Equity method investments	341,153	327,502
Cash and cash equivalents	147,939	167,996
Other assets, net	1,588,034	1,080,227
Goodwill	1,037,819	1,037,412
Total assets (a)	$18,832,407	$18,102,035
Liabilities and Equity
Debt:
Senior unsecured notes, net	$5,978,499	$5,916,400
Unsecured revolving credit facility	669,463	276,392
Unsecured term loans, net	566,478	552,539
Non-recourse mortgages, net	1,043,808	1,132,417
Debt, net	8,258,248	7,877,748
Accounts payable, accrued expenses and other liabilities	679,484	623,843
Below-market rent and other intangible liabilities, net	161,848	184,584
Deferred income taxes	181,935	178,959
Dividends payable	231,530	228,257
Total liabilities (a)	9,513,045	9,093,391
Commitments and contingencies (Note 12)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 213,890,620 and 210,620,949 shares, respectively, issued and outstanding	214	211
Additional paid-in capital	11,948,910	11,706,836
Distributions in excess of accumulated earnings	(2,425,031)	(2,486,633)
Deferred compensation obligation	62,046	57,012
Accumulated other comprehensive loss	(284,558)	(283,780)
Total stockholders’ equity	9,301,581	8,993,646
Noncontrolling interests	17,781	14,998
Total equity	9,319,362	9,008,644
Total liabilities and equity	$18,832,407	$18,102,035
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.
W. P. Carey 3/31/2023 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues
Real Estate:
Lease revenues	$352,336	$307,725
Income from finance leases and loans receivable	20,755	18,379
Operating property revenues	40,886	3,865
Other lease-related income	13,373	14,122
	427,350	344,091
Investment Management:
Asset management revenue	339	3,420
Reimbursable costs from affiliates	101	927
	440	4,347
	427,790	348,438
Operating Expenses
Depreciation and amortization	156,409	115,393
General and administrative	26,448	23,084
Reimbursable tenant costs	21,976	16,960
Operating property expenses	21,249	2,787
Property expenses, excluding reimbursable tenant costs	12,772	13,779
Stock-based compensation expense	7,766	7,833
Reimbursable costs from affiliates	101	927
Merger and other expenses	24	(2,322)
Impairment charges — real estate	—	20,179
	246,745	198,620
Other Income and Expenses
Gain on sale of real estate, net	177,749	11,248
Interest expense	(67,196)	(46,053)
Other gains and (losses)	8,100	35,745
Earnings from equity method investments	5,236	4,772
Non-operating income	4,626	8,546
	128,515	14,258
Income before income taxes	309,560	164,076
Provision for income taxes	(15,119)	(7,083)
Net Income	294,441	156,993
Net (income) loss attributable to noncontrolling interests	(61)	2
Net Income Attributable to W. P. Carey	$294,380	$156,995

Basic Earnings Per Share	$1.39	$0.82
Diluted Earnings Per Share	$1.39	$0.82
Weighted-Average Shares Outstanding
Basic	211,951,930	191,911,414
Diluted	212,345,047	192,416,642

See Notes to Consolidated Financial Statements.
W. P. Carey 3/31/2023 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net Income	$294,441	$156,993
Other Comprehensive Loss
Unrealized (loss) gain on derivative instruments	(7,263)	7,370
Foreign currency translation adjustments	6,457	(9,152)
Reclassification of unrealized gain on investments to net income	—	(18,688)
	(806)	(20,470)
Comprehensive Income	293,635	136,523

Amounts Attributable to Noncontrolling Interests
Net (income) loss	(61)	2
Foreign currency translation adjustments	28	—
Comprehensive (income) loss attributable to noncontrolling interests	(33)	2
Comprehensive Income Attributable to W. P. Carey	$293,602	$136,525

See Notes to Consolidated Financial Statements.
W. P. Carey 3/31/2023 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2023	210,620,949	$211	$11,706,836	$(2,486,633)	$57,012	$(283,780)	$8,993,646	$14,998	$9,008,644
Shares issued under ATM Program, net	3,081,867	3	249,860				249,863		249,863
Shares issued upon delivery of vested restricted share awards	187,804	—	(13,326)				(13,326)		(13,326)
Amortization of stock-based compensation expense			7,766				7,766		7,766
Deferral of vested shares, net			(4,521)		4,521		—		—
Contributions from noncontrolling interests							—	2,886	2,886
Distributions to noncontrolling interests							—	(136)	(136)
Dividends declared ($1.067 per share)			2,295	(232,778)	513		(229,970)		(229,970)
Net income				294,380			294,380	61	294,441
Other comprehensive loss:
Unrealized loss on derivative instruments						(7,263)	(7,263)		(7,263)
Foreign currency translation adjustments						6,485	6,485	(28)	6,457
Balance at March 31, 2023	213,890,620	$214	$11,948,910	$(2,425,031)	$62,046	$(284,558)	$9,301,581	$17,781	$9,319,362

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2022	190,013,751	$190	$9,977,686	$(2,224,231)	$49,810	$(221,670)	$7,581,785	$1,666	$7,583,451
Shares issued under ATM Program, net	2,249,227	2	178,963				178,965		178,965
Shares issued upon delivery of vested restricted share awards	131,982	—	(6,600)				(6,600)		(6,600)
Amortization of stock-based compensation expense			7,833				7,833		7,833
Deferral of vested shares, net			(6,836)		6,836		—		—
Distributions to noncontrolling interests							—	(14)	(14)
Dividends declared ($1.057 per share)			1,380	(207,383)	506		(205,497)		(205,497)
Net income				156,995			156,995	(2)	156,993
Other comprehensive loss:
Reclassification of unrealized gain on investments to net income						(18,688)	(18,688)		(18,688)
Foreign currency translation adjustments						(9,152)	(9,152)		(9,152)
Unrealized gain on derivative instruments						7,370	7,370		7,370
Balance at March 31, 2022	192,394,960	$192	$10,152,426	$(2,274,619)	$57,152	$(242,140)	$7,693,011	$1,650	$7,694,661

See Notes to Consolidated Financial Statements.
W. P. Carey 3/31/2023 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows — Operating Activities
Net income	$294,441	$156,993
Adjustments to net income:
Gain on sale of real estate, net	(177,749)	(11,248)
Depreciation and amortization, including intangible assets and deferred financing costs	161,314	119,136
Straight-line rent adjustments	(15,948)	(11,763)
Amortization of rent-related intangibles and deferred rental revenue	10,765	11,639
Stock-based compensation expense	7,766	7,833
Distributions of earnings from equity method investments	5,248	5,972
Earnings from equity method investments	(5,236)	(4,772)
Net realized and unrealized gains on equity securities, extinguishment of debt, foreign currency exchange rate movements, and other	(4,755)	(35,172)
Deferred income tax expense (benefit)	4,366	(1,242)
(Decrease) increase in allowance for credit losses	(3,420)	773
Impairment charges — real estate	—	20,179
Asset management revenue received in shares of CPA:18 – Global	—	(1,024)
Net changes in other operating assets and liabilities	5,935	(21,422)
Net Cash Provided by Operating Activities	282,727	235,882
Cash Flows — Investing Activities
Investment deposit (Note 16)	(467,075)	—
Purchases of real estate	(143,645)	(265,426)
Proceeds from sales of real estate	41,025	26,684
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(35,221)	(21,767)
Tenant-funded escrow for investing activities	29,787	—
Capital contributions to equity method investments	(13,716)	(17,960)
Other investing activities, net	1,101	(6,011)
Return of capital from equity method investments	472	1,426
Proceeds from redemption of WLT preferred stock (Note 8)	—	65,000
Funding of short-term loans to affiliates	—	(18,000)
Proceeds from repayment of short-term loans to affiliates	—	7,000
Net Cash Used in Investing Activities	(587,272)	(229,054)
Cash Flows — Financing Activities
Proceeds from Unsecured Revolving Credit Facility	1,018,971	275,331
Repayments of Unsecured Revolving Credit Facility	(635,648)	(196,840)
Proceeds from shares issued under ATM Program, net of selling costs	249,943	178,994
Dividends paid	(226,697)	(203,131)
Prepayments of mortgage principal	(52,876)	(8,050)
Scheduled payments of mortgage principal	(37,387)	(6,437)
Payments for withholding taxes upon delivery of equity-based awards	(13,326)	(6,599)
Contributions from noncontrolling interests	2,886	—
Other financing activities, net	1,444	2,443
Distributions to noncontrolling interests	(136)	(14)
Net Cash Provided by Financing Activities	307,174	35,697
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	4,061	(1,844)
Net increase in cash and cash equivalents and restricted cash	6,690	40,681
Cash and cash equivalents and restricted cash, beginning of period	224,141	217,950
Cash and cash equivalents and restricted cash, end of period	$230,831	$258,631
See Notes to Consolidated Financial Statements.
W. P. Carey 3/31/2023 10-Q – 7

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

We elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code effective as of February 15, 2012. As a REIT, we are not subject to federal income taxes on income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. Through our taxable REIT subsidiaries (“TRSs”), we also earn revenue as the advisor to certain non-traded investment programs. We hold substantially all of our real estate assets under the REIT structure, while the activities conducted by our Investment Management segment subsidiaries have been organized under TRSs.

On August 1, 2022, a non-traded REIT that we advised, Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global”) merged with and into one of our indirect subsidiaries (the “CPA:18 Merger”). At March 31, 2023, we were the advisor to Carey European Student Housing Fund I, L.P. (“CESH”), a limited partnership formed for the purpose of developing, owning, and operating student housing properties in Europe (Note 3). We refer to CPA:18 – Global (prior to the CPA:18 Merger) and CESH collectively as the “Managed Programs.” We no longer raise capital for new or existing funds, but currently expect to continue managing CESH through the end of its life cycle (Note 3).

Reportable Segments

Real Estate — Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Northern and Western Europe, which are leased to companies on a triple-net lease basis. At March 31, 2023, our portfolio was comprised of our full or partial ownership interests in 1,446 properties, totaling approximately 176 million square feet, substantially all of which were net leased to 397 tenants, with a weighted-average lease term of 10.9 years and an occupancy rate of 99.2%. In addition, at March 31, 2023, our portfolio was comprised of full or partial ownership interests in 99 operating properties, including 84 self-storage properties, 13 hotels, and two student housing properties, totaling approximately 7.6 million square feet.

Investment Management — Through our TRSs, we manage the real estate investment portfolio for CESH, for which we earn asset management revenue. We may also be entitled to receive certain distributions pursuant to our advisory arrangements with CESH. At March 31, 2023, CESH wholly owned (i) two net-leased properties, totaling approximately 0.2 million square feet, both of which were leased to one tenant, with an occupancy rate of 100.0%, and (ii) one build-to-suit project.

W. P. Carey 3/31/2023 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)
Note 2. Basis of Presentation

Basis of Presentation

Our interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a complete statement of our consolidated financial position, results of operations, and cash flows in accordance with generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2022, which are included in the 2022 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a VIE and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. There have been no significant changes in our VIE policies from what was disclosed in the 2022 Annual Report.

At both March 31, 2023 and December 31, 2022, we considered 16 entities to be VIEs, of which we consolidated 11, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	March 31, 2023	December 31, 2022
Land, buildings and improvements — net lease and other	$172,965	$590,390
Land, buildings and improvements — operating properties	167,185	143,390
Net investments in finance leases and loans receivable	595,524	144,103
In-place lease intangible assets and other	35,242	72,070
Above-market rent intangible assets	11,098	33,634
Accumulated depreciation and amortization	(23,629)	(176,379)
Total assets	997,341	843,500

Non-recourse mortgages, net	$58,109	$132,950
Below-market rent and other intangible liabilities, net	35	18,891
Total liabilities	104,738	199,633

At both March 31, 2023 and December 31, 2022, our five unconsolidated VIEs included our interests in (i) three unconsolidated real estate investments, which we account for under the equity method of accounting (we do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities), and (ii) two unconsolidated investments in equity securities, which we accounted for as investments in shares of the entities at fair value. As of March 31, 2023, and December 31, 2022, the net carrying amount of our investments in these entities was $705.5 million and $693.4 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

W. P. Carey 3/31/2023 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)
Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Amounts due from affiliates are now included within Other assets, net in the consolidated balance sheets. Previously, such amounts were included within Due from affiliates in the consolidated balance sheets.

Revenue Recognition

There have been no significant changes in our policies for revenue from contracts under Accounting Standards Codification (“ASC”) 606 from what was disclosed in the 2022 Annual Report. ASC 606 does not apply to our lease revenues, which constitute a majority of our revenues, but primarily applies to revenues generated from our hotel operating properties and our Investment Management segment. Revenue from contracts for our Real Estate segment primarily represented hotel operating property revenues of $15.5 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively, generated from 13 hotels located in the United States (12 of which were reclassified from net leases to operating properties in the first quarter of 2023 (Note 4)). Revenue from contracts under ASC 606 from our Investment Management segment is discussed in Note 3.

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

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$147,939	$167,996
Restricted cash (a)	82,892	56,145
Total cash and cash equivalents and restricted cash	$230,831	$224,141
__________
(a)Restricted cash is included within Other assets, net on our consolidated balance sheets.

Reference Rate Reform

During the first quarter of 2023, we applied the guidance in ASC 848, Reference Rate Reform and elected the practical expedient to transition certain contracts that reference London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”), including our Senior Unsecured Credit Facility (Note 10) and certain derivative instruments. The application of this guidance did not have a material impact on our consolidated financial statements.

Note 3. Agreements and Transactions with Related Parties

Advisory Agreements and Partnership Agreements with the Managed Programs

We currently have advisory arrangements with CESH, pursuant to which we earn fees and are entitled to receive reimbursement for certain fund management expenses. Upon completion of the CPA:18 Merger on August 1, 2022 (Note 1), our advisory agreements with CPA:18 – Global were terminated, and we ceased earning revenue from CPA:18 – Global. We no longer raise capital for new or existing funds, but we currently expect to continue to manage CESH and earn various fees (as described below) through the end of its life cycle.

W. P. Carey 3/31/2023 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)
The following tables present a summary of revenue earned, reimbursable costs, and distributions of Available Cash received/accrued from the Managed Programs for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2023	2022
Asset management revenue (a) (b)	$339	$3,420
Reimbursable costs from affiliates (a)	101	927
Distributions of Available Cash (c)	—	2,587
Interest income on deferred acquisition fees and loans to affiliates (d)	—	33
	$440	$6,967

	Three Months Ended March 31,
	2023	2022
CESH	$440	$516
CPA:18 – Global	—	6,451
	$440	$6,967
__________
(a)Amounts represent revenues from contracts under ASC 606.
(b)Included within Asset management revenue in the consolidated statements of income.
(c)Included within Earnings from equity method investments in the consolidated statements of income.
(d)Included within Non-operating income in the consolidated statements of income.

The following table presents a summary of amounts due from affiliates, which are included within Other assets, net in the consolidated financial statements (in thousands):

	March 31, 2023	December 31, 2022
Asset management fees receivable	$732	$386
Reimbursable costs	201	204
Accounts receivable	185	329
	$1,118	$919

Asset Management Revenue

Under the advisory agreement with CESH, we earn asset management revenue at a rate of 1.0% based on its gross assets at fair value, paid in cash. After completion of the CPA:18 Merger on August 1, 2022, we no longer receive asset management revenue from CPA:18 – Global.

Reimbursable Costs from Affiliates

CESH reimburses us in cash for certain personnel and overhead costs that we incur on its behalf, based on actual expenses incurred.

Distributions of Available Cash

We were entitled to receive distributions of up to 10% of the Available Cash (as defined in CPA:18 – Global’s partnership agreement) from the operating partnership of CPA:18 – Global, payable quarterly in arrears. After completion of the CPA:18 Merger on August 1, 2022, we no longer receive distributions of Available Cash from CPA:18 – Global.

Back-End Fees and Interests in the Managed Programs

Under our advisory arrangements with CESH, we may also receive compensation in connection with providing a liquidity event for its investors. Such back-end fees or interests include interests in disposition proceeds. There can be no assurance as to whether or when any back-end fees or interests will be realized.

W. P. Carey 3/31/2023 10-Q – 11

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

Other

At March 31, 2023, we owned interests in ten jointly owned investments in real estate, with the remaining interests held by third parties. We consolidate six such investments and account for the remaining four investments under the equity method of accounting (Note 7). In addition, we owned limited partnership units of CESH at that date. We elected to account for our investment in CESH under the fair value option (Note 7).

Note 4. Land, Buildings and Improvements, and Assets Held for Sale

Land, Buildings and Improvements — Net Lease and Other

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Land	$2,335,399	$2,400,002
Buildings and improvements	10,566,418	10,916,630
Real estate under construction	32,862	22,225
Less: Accumulated depreciation	(1,591,780)	(1,672,091)
	$11,342,899	$11,666,766

During the three months ended March 31, 2023, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro increased by 2.0% to $1.0875 from $1.0666. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements — net lease and other increased by $66.4 million from December 31, 2022 to March 31, 2023.

During the three months ended March 31, 2023, we reclassified a portfolio of 78 properties classified as Land, buildings and improvements — net lease and other to Net investments in finance leases and loans receivable due to the tenant’s notice of intention to exercise a purchase option. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $288.2 million from December 31, 2022 to March 31, 2023 (Note 5).

On January 31, 2023, the master lease expired on certain hotel properties previously classified as net-lease properties, which converted to operating properties. As a result, in February 2023, we reclassified 12 consolidated hotel properties with an aggregate carrying value of $164.6 million from Land, buildings and improvements — net lease and other to Land, buildings and improvements — operating properties. Effective as of that time, we began recognizing operating property revenues and expenses from these properties, whereas previously we recognized lease revenues from these properties.

In connection with a change in lease classification due to an extension of the underlying lease, we reclassified one property with an aggregate carrying value of $10.9 million from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other during the three months ended March 31, 2023 (Note 5).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $91.3 million and $72.0 million for the three months ended March 31, 2023 and 2022, respectively.

W. P. Carey 3/31/2023 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)
Acquisitions of Real Estate

During the three months ended March 31, 2023, we entered into the following investments, which were deemed to be real estate asset acquisitions (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs
Various, United States	6	1/12/2023	Industrial	$64,861
Various, Italy (5 properties) and Spain (3 properties) (a)	8	3/23/2023	Industrial	79,218
	14			$144,079
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.

The aggregate purchase price allocation for investments disclosed above is as follows (dollars in thousands):

Total Capitalized Costs
Land	$32,671
Buildings and improvements	99,140
Intangible assets:
In-place lease (weighted-average expected life of 24.5 years)	19,150
Prepaid rent liabilities	(6,882)
$144,079

Real Estate Under Construction

During the three months ended March 31, 2023, we capitalized real estate under construction totaling $34.1 million. The number of construction projects in progress with balances included in real estate under construction was nine and eight as of March 31, 2023 and December 31, 2022, respectively. Aggregate unfunded commitments totaled approximately $60.7 million and $61.1 million as of March 31, 2023 and December 31, 2022, respectively.

During the three months ended March 31, 2023, we completed the following construction projects (dollars in thousands):

Property Location(s)	Primary Transaction Type	Number of Properties	Date of Completion	Property Type	Total Capitalized Costs
Evansville, Indiana and Lawrence, Kansas	Renovation	2	3/23/2023	Industrial	$20,637
		2			$20,637

During the three months ended March 31, 2023, we committed to fund a redevelopment project for $15.1 million. We currently expect to complete the project in the fourth quarter of 2023.

Capitalized interest incurred during construction was $0.1 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively, which reduces Interest expense in the consolidated statements of income.

Dispositions of Properties

During the three months ended March 31, 2023, we sold three properties, which were classified as Land, buildings and improvements — net lease and other. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $23.7 million from December 31, 2022 to March 31, 2023 (Note 14).

Other Lease-Related income

2023 — For the three months ended March 31, 2023, other lease-related income on our consolidated statements of income included: (i) lease termination income totaling $11.4 million received from two tenants in connection with the sales of the properties they occupied and (ii) other lease-related settlements totaling $1.3 million.

W. P. Carey 3/31/2023 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)
2022 — For the three months ended March 31, 2022, other lease-related income on our consolidated statements of income included: (i) lease termination income of $8.2 million received from a tenant; (ii) other lease-related settlements totaling $4.7 million; and (iii) income from a parking garage attached to one of our net-leased properties totaling $0.6 million.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Lease income — fixed	$308,066	$276,141
Lease income — variable (a)	44,270	31,584
Total operating lease income	$352,336	$307,725
__________
(a)Includes (i) rent increases based on changes in the U.S. Consumer Price Index (“CPI”) and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

Land, Buildings and Improvements — Operating Properties

At March 31, 2023, Land, buildings and improvements — operating properties consisted of our investments in 75 consolidated self-storage properties, 13 consolidated hotels, and two consolidated student housing properties. At December 31, 2022, Land, buildings and improvements — operating properties consisted of our investments in 75 consolidated self-storage properties, two consolidated student housing properties, and one consolidated hotel. Below is a summary of our Land, buildings and improvements — operating properties (in thousands):

	March 31, 2023	December 31, 2022
Land	$152,416	$122,317
Buildings and improvements	1,170,631	955,009
Real estate under construction	—	18,566
Less: Accumulated depreciation	(91,933)	(28,295)
	$1,231,114	$1,067,597

As described above under Land, Buildings and Improvements — Net Lease and Other, on January 31, 2023, the master lease expired on certain hotel properties previously classified as net-lease properties, which converted to operating properties. As a result, in February 2023, we reclassified 12 consolidated hotel properties with an aggregate carrying value of $164.6 million from Land, buildings and improvements — net lease and other to Land, buildings and improvements — operating properties.

During the three months ended March 31, 2023, we completed a student housing development project and reclassified $21.4 million from real estate under construction to buildings and improvements attributable to operating properties.

Depreciation expense on our buildings and improvements attributable to operating properties was $7.2 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively.

W. P. Carey 3/31/2023 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)
Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	March 31, 2023	December 31, 2022
Land, buildings and improvements — net lease and other	$34,708	$47,134
In-place lease intangible assets and other	8,139	10,854
Above-market rent intangible assets	191	3,210
Accumulated depreciation and amortization	—	(3,254)
Assets held for sale, net	$43,038	$57,944

At March 31, 2023, we had one property classified as Assets held for sale, net, with a carrying value of $43.0 million. At December 31, 2022 we had three properties classified as Assets held for sale, net, with an aggregate carrying value of $57.9 million. Two of these properties were sold in the first quarter of 2023.

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in finance leases and loans receivable (net of allowance for credit losses). Operating leases are not included in finance receivables.

Finance Receivables

Net investments in finance leases and loans receivable are summarized as follows (in thousands):

	Maturity Date	March 31, 2023	December 31, 2022
Net investments in direct financing leases (a)	2023 – 2036	$495,711	$498,313
Net investments in sales-type leases (b)	2024	451,421	—
Sale-leaseback transactions accounted for as loans receivable (b) (c)	2038 – 2052	235,963	234,198
Secured loans receivable (d)	2023 – 2024	39,250	39,250
		$1,222,345	$771,761
__________
(a)Amounts are net of allowance for credit losses, as disclosed below under Net Investments in Direct Financing Leases.
(b)These investments are assessed for credit loss allowances but no such allowances were recorded as of March 31, 2023 or December 31, 2022.
(c)These investments are accounted for as loans receivable in accordance with ASC 310, Receivables and ASC 842, Leases. Maturity dates reflect the current lease maturity dates.
(d)Amounts are net of allowance for credit losses of $2.1 million as of both March 31, 2023 and December 31, 2022.

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Lease payments receivable	$320,246	$332,618
Unguaranteed residual value	465,626	470,839
	785,872	803,457
Less: unearned income	(284,849)	(296,411)
Less: allowance for credit losses (a)	(5,312)	(8,733)
	$495,711	$498,313
__________
W. P. Carey 3/31/2023 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)
(a)During the three months ended March 31, 2023 and 2022, we recorded a net release of allowance for credit losses of $3.4 million and a net allowance for credit losses of $0.8 million, respectively, on our net investments in direct financing leases due to changes in expected economic conditions and improved credit quality for certain tenants, which was included within Other gains and (losses) in our consolidated statements of income.

Income from direct financing leases, which is included in Income from finance leases and loans receivable in the consolidated financial statements, was $12.7 million and $13.9 million for the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2023, we reclassified one property with an aggregate carrying value of $10.9 million from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other in connection with a change in lease classification due to an extension of the underlying lease. During the three months ended March 31, 2023, the U.S. dollar weakened against the euro, resulting in a $7.1 million increase in the carrying value of Net investments in finance leases and loans receivable from December 31, 2022 to March 31, 2023.

Net Investments in Sales-Type Leases

On February 28, 2023, the tenant of our portfolio of 78 net-lease self-storage properties located in the United States provided notice of its intention to exercise its option to repurchase the properties. The purchase price will be calculated using the U.S. CPI as of the closing date, which is expected on or around March 31, 2024.

In accordance with ASC 842, Leases, we reclassified these net-lease assets to net investments in sales-type leases totaling $451.4 million on our consolidated balance sheets as of March 31, 2023 (based on the present value of remaining rents and estimated purchase price, using the CPI rates as of the exercise notice date), since the tenant provided notice of its intention to exercise its purchase option. In connection with this transaction, we reclassified the following amounts to Net investments in finance leases and loans receivable: (i) $393.7 million from Land, buildings and improvements — net lease and other, (ii) $36.6 million from In-place lease intangible assets and other, (iii) $22.4 million from Above-market rent intangible assets, (iv) $18.5 million from Below-market rent and other intangible liabilities, net, and (v) $159.0 million from Accumulated depreciation and amortization. We recognized an aggregate Gain on sale of real estate, net, of $176.2 million during the three months ended March 31, 2023 related to this transaction.

Earnings from our net investments in sales-type leases are included in Income from finance leases and loans receivable in the consolidated financial statements, and totaled $3.2 million for the three months ended March 31, 2023. Prior to this reclassification to net investments in sales-type leases, earnings from this investment were recognized in Lease revenues in the consolidated financial statements.

Net investments in sales-type leases is summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Lease payments receivable (a)	$490,172	$—
	490,172	—
Less: unearned income	(38,751)	—
	$451,421	$—
__________
(a)Includes estimated purchase price and total rents owed.

Loans Receivable

Earnings from our loans receivable are included in Income from finance leases and loans receivable in the consolidated financial statements, and totaled $4.8 million and $4.5 million for the three months ended March 31, 2023 and 2022, respectively.

W. P. Carey 3/31/2023 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)
Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. During the three months ended March 31, 2023, we reclassified certain assets to net investments in sales-type leases (which are considered finance receivables), as described above under Net Investments in Sales-Type Leases. At both March 31, 2023 and December 31, 2022, no material balances of our finance receivables were past due. Other than the lease extension noted under Net Investments in Direct Financing Leases above, there were no material modifications of finance receivables during the three months ended March 31, 2023.

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

A summary of our finance receivables by internal credit quality rating, excluding our allowance for credit losses, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
1 – 3	19	19	$1,107,070	$664,761
4	8	8	122,687	117,833
5	—	—	—	—
			$1,229,757	$782,594

Note 6. Goodwill and Other Intangibles

We have recorded lease and internal-use software development intangibles that are being amortized over periods ranging from one year to 48 years. In-place lease intangibles, at cost are included in In-place lease intangible assets and other in the consolidated financial statements. Above-market rent intangibles, at cost are included in Above-market rent intangible assets in the consolidated financial statements. Accumulated amortization of in-place lease and above-market rent intangibles is included in Accumulated depreciation and amortization in the consolidated financial statements. Internal-use software development intangibles are included in Other assets, net in the consolidated financial statements. Below-market rent and below-market purchase option intangibles are included in Below-market rent and other intangible liabilities, net in the consolidated financial statements.

Net lease intangibles recorded in connection with property acquisitions during the three months ended March 31, 2023 are described in Note 4.

Goodwill increased by $0.4 million during the three months ended March 31, 2023 due to foreign currency translation adjustments, and was fully reflected within our Real Estate segment as of both March 31, 2023 and December 31, 2022.

W. P. Carey 3/31/2023 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$20,052	$(19,239)	$813	$19,812	$(19,144)	$668
	20,052	(19,239)	813	19,812	(19,144)	668
Lease Intangibles:
In-place lease	2,474,503	(1,044,778)	1,429,725	2,523,318	(1,061,235)	1,462,083
Above-market rent	807,790	(497,085)	310,705	833,751	(507,436)	326,315
	3,282,293	(1,541,863)	1,740,430	3,357,069	(1,568,671)	1,788,398
Goodwill
Goodwill	1,037,819	—	1,037,819	1,037,412	—	1,037,412
Total intangible assets	$4,340,164	$(1,561,102)	$2,779,062	$4,414,293	$(1,587,815)	$2,826,478

Finite-Lived Intangible Liabilities
Below-market rent	$(234,220)	$72,372	$(161,848)	$(293,160)	$125,287	$(167,873)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	—	—	—	(16,711)	—	(16,711)
Total intangible liabilities	$(234,220)	$72,372	$(161,848)	$(309,871)	$125,287	$(184,584)

During the three months ended March 31, 2023, the U.S. dollar weakened against the euro, resulting in an increase of $10.5 million in the carrying value of our net intangible assets from December 31, 2022 to March 31, 2023. See Note 5 for a description of intangible assets and liabilities reclassified to net investments in sales-type leases during the three months ended March 31, 2023.

Net amortization of intangibles, including the effect of foreign currency translation, was $67.5 million and $52.7 million for the three months ended March 31, 2023 and 2022, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of internal-use software development and in-place lease intangibles is included in Depreciation and amortization.

Note 7. Equity Method Investments

We own interests in certain unconsolidated real estate investments with third parties and in the Managed Programs. There have been no significant changes in our equity method investment policies from what was disclosed in the 2022 Annual Report.

Interests in Unconsolidated Real Estate Investments

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

W. P. Carey 3/31/2023 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)
The following table sets forth our ownership interests in our equity method investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

			Carrying Value at
Lessee/Fund/Description	Co-owner	Ownership Interest	March 31, 2023	December 31, 2022
Las Vegas Retail Complex (a)	Third Party	N/A	$209,607	$196,352
Johnson Self Storage	Third Party	90%	65,236	65,707
Kesko Senukai (b)	Third Party	70%	39,536	38,569
Harmon Retail Corner (c)	Third Party	15%	24,475	24,649
			$338,854	$325,277
__________
(a)On June 10, 2021, we entered into an agreement to fund a construction loan of approximately $261.9 million (as of March 31, 2023) for a retail complex in Las Vegas, Nevada. Through March 31, 2023, we funded $206.9 million, including $13.7 million during the three months ended March 31, 2023. Equity income from this investment was $3.3 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively, which was recognized within Earnings from equity method investments in our consolidated statements of income.
(b)The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.
(c)This investment is reported using the hypothetical liquidation at book value model, which may be different than pro rata ownership percentages, primarily due to the capital structure of the partnership agreement.

We received aggregate distributions of $5.7 million and $4.3 million from our unconsolidated real estate investments for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023 and December 31, 2022, the aggregate unamortized basis differences on our unconsolidated real estate investments were $18.8 million and $19.1 million, respectively.

Managed Programs

We own interests in the Managed Programs and account for these interests under the equity method because, as their advisor, we do not exert control over, but we do have the ability to exercise significant influence over, the Managed Programs. Operating results of the Managed Programs are included in the Investment Management segment.

CPA:18 – Global — On August 1, 2022, we acquired all of the remaining interests in CPA:18 – Global and the CPA:18 – Global operating partnership in the CPA:18 Merger (Note 1). We received distributions from this investment during the three months ended March 31, 2022 of $0.5 million. We received distributions from our investment in the CPA:18 – Global operating partnership during the three months ended March 31, 2022 of $2.6 million (Note 3).

CESH — We have elected to account for our investment in 2.43% of CESH at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH on a one quarter lag; therefore, the balance of our equity method investment in CESH recorded as of March 31, 2023 is based on the estimated fair value of our investment as of December 31, 2022. The carrying amount of our investment in CESH was $2.3 million and $2.2 million as of March 31, 2023 and December 31, 2022, respectively. We received distributions from this investment during the three months ended March 31, 2023 and 2022 of $0.5 million and $1.2 million, respectively.

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

W. P. Carey 3/31/2023 10-Q – 19

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

Investment in Shares of Lineage Logistics — We have elected to apply the measurement alternative under Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10) to account for our investment in shares of Lineage Logistics (a cold storage REIT), which is included in Other assets, net in the consolidated financial statements. Under this alternative, the carrying value is adjusted for any impairments or changes in fair value resulting from observable transactions for similar or identical investments in the issuer. We classified this investment as Level 3 because it is not traded in an active market. During the three months ended March 31, 2022, we received cash dividends of $4.3 million from our investment in shares of Lineage Logistics, which was recorded within Non-operating income in the consolidated financial statements. The fair value of this investment was $404.9 million at both March 31, 2023 and December 31, 2022.

Investment in Shares of GCIF — We account for our investment in shares of Guggenheim Credit Income Fund (“GCIF”), which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 2 because we used a quoted price from an inactive market to determine its fair value. During the three months ended March 31, 2023, we received liquidating distributions from our investment in shares of GCIF totaling $0.5 million, which reduced the cost basis of our investment (in March 2021, GCIF announced its intention to liquidate and to distribute substantially all of its assets). The fair value of our investment in shares of GCIF was $1.2 million and $1.7 million at March 31, 2023 and December 31, 2022, respectively.

Investment in Preferred Shares of WLT — In January 2022, Watermark Lodging Trust, Inc. (“WLT”) redeemed in full our 1,300,000 shares of its preferred stock for gross proceeds of $65.0 million (based on the liquidation preference of $50.00 per share). In connection with this redemption, we reclassified an unrealized gain on this investment of $18.7 million from Accumulated other comprehensive loss to Other gains and (losses) in the consolidated financial statements (Note 12). Prior to this redemption, we accounted for this investment, which was included in Other assets, net in the consolidated financial statements, as available-for-sale debt securities at fair value (Level 3). During the three months ended March 31, 2022, we received cash dividends of $0.9 million from our investment in preferred shares of WLT, which was recorded within Non-operating income in the consolidated financial statements.

W. P. Carey 3/31/2023 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)
Investment in Common Shares of WLT — In January 2022, we reclassified our investment in 12,208,243 shares of common stock of WLT from equity method investments to equity securities, since we no longer had significant influence over WLT, following the redemption of our investment in preferred shares of WLT, as described above. As a result, we accounted for this investment, which was included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 3 because it was not traded in an active market. We recognized non-cash unrealized gains of $28.0 million on our investment in common shares of WLT during the three months ended March 31, 2022, reflecting the most recently published net asset value of WLT, which was recorded within Other gains and (losses) in the consolidated financial statements. WLT completed its previously announced sale to private real estate funds in October 2022 and we received $82.6 million in cash proceeds.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the three months ended March 31, 2023 or 2022. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		March 31, 2023		December 31, 2022
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2 and 3	$5,978,499	$5,328,938	$5,916,400	$5,238,588
Non-recourse mortgages, net (a) (b) (d)	3	1,043,808	1,030,700	1,132,417	1,109,449
__________
(a)The carrying value of Senior Unsecured Notes, net (Note 10) includes unamortized deferred financing costs of $24.8 million and $25.9 million at March 31, 2023 and December 31, 2022, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of less than $0.1 million at both March 31, 2023 and December 31, 2022.
(b)The carrying value of Senior Unsecured Notes, net includes unamortized discount of $23.2 million and $24.1 million at March 31, 2023 and December 31, 2022, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $9.2 million and $10.3 million at March 31, 2023 and December 31, 2022, respectively.
(c)For those Senior Unsecured Notes for which there are no observable market prices (specifically, our private placement Senior Unsecured Notes (Note 10)), we used a discounted cash flow model that estimates the present value of future loan payments by discounting such payments at current estimated market interest rates. We consider these notes to be within the Level 3 category. For all other Senior Unsecured Notes, we determined the estimated fair value using observed market prices in an open market, which may experience limited trading volume. We consider these notes to be within the Level 2 category.
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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility (Note 10), but excluding finance receivables (Note 5), had fair values that approximated their carrying values at both March 31, 2023 and December 31, 2022.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. There have been no significant changes in our impairment policies from what was disclosed in the 2022 Annual Report.

W. P. Carey 3/31/2023 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)
The following tables present information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended March 31,
	2023		2022
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate and intangibles	$—	$—	$14,227	$20,179
		$—		$20,179

Impairment charges, and their related triggering events and fair value measurements, recognized during the three months ended March 31, 2023 and 2022 were as follows:

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

W. P. Carey 3/31/2023 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)
Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2022 Annual Report. At both March 31, 2023 and December 31, 2022, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Foreign currency collars	Other assets, net	$26,663	$32,631	$—	$—
Interest rate swaps	Other assets, net	2,040	2,679	—	—
Interest rate cap	Other assets, net	6	14	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(1,703)	(1,445)
		28,709	35,324	(1,703)	(1,445)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	3,950	3,950	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(387)	(248)
		3,950	3,950	(387)	(248)
Total derivatives		$32,659	$39,274	$(2,090)	$(1,693)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (a)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2023	2022
Foreign currency collars	$(6,226)	$5,198
Interest rate swaps	(630)	781
Interest rate cap	(7)	3
Total	$(6,863)	$5,982

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2023	2022
Foreign currency collars	Non-operating income	$4,305	$2,104
Interest rate swaps and cap	Interest expense	370	(164)
Total		$4,675	$1,940
__________
(a)Excludes net losses of $0.4 million and net gains of $1.4 million recognized on unconsolidated jointly owned investments for the three months ended March 31, 2023 and 2022, respectively.

Amounts reported in Other comprehensive (loss) income related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Non-operating income when the hedged foreign currency contracts are settled. As of March 31, 2023, we estimate that an additional $1.5 million and $11.7 million will be reclassified as Interest expense and Non-operating income, respectively, during the next 12 months.

W. P. Carey 3/31/2023 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)
The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2023	2022
Interest rate swaps	Interest expense	$(406)	$187
Foreign currency collars	Non-operating income	(199)	1,208
Derivatives Not in Cash Flow Hedging Relationships
Foreign currency collars	Other gains and (losses)	(139)	284
Total		$(744)	$1,679

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

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at March 31, 2023 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2023 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	2	45,663	EUR	$1,050
Interest rate swaps	4	31,724	USD	990
Interest rate cap	1	10,374	EUR	6
				$2,046
__________
(a)Fair value amounts are based on the exchange rate of the euro at March 31, 2023, as applicable.

Foreign Currency Collars

We are exposed to foreign currency exchange rate movements, primarily in the euro and, to a lesser extent, the British pound sterling and certain other currencies. In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency collars. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. Our foreign currency collars have maturities of 59 months or less.

W. P. Carey 3/31/2023 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)
The following table presents the foreign currency collars that we had outstanding at March 31, 2023 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2023
Designated as Cash Flow Hedging Instruments
Foreign currency collars	70	280,000	EUR	$20,870
Foreign currency collars	61	39,220	GBP	4,090
Not Designated as Cash Flow Hedging Instruments
Foreign currency collars	3	24,000	EUR	(387)
				$24,573

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2023. At March 31, 2023, our total credit exposure and the maximum exposure to any single counterparty was $26.8 million and $4.5 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At March 31, 2023, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $2.1 million and $1.7 million at March 31, 2023 and December 31, 2022, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at March 31, 2023 or December 31, 2022, we could have been required to settle our obligations under these agreements at their aggregate termination value of $2.1 million and $1.7 million, respectively.

Net Investment Hedges

Certain borrowings under our Senior Unsecured Notes, Unsecured Revolving Credit Facility, and Unsecured Term Loans (all as defined in Note 10) denominated in euro, British pounds sterling, or Japanese yen are designated as, and are effective as, economic hedges of our net investments in foreign entities.

Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under our euro-denominated senior notes and changes in the value of our euro, Japanese yen, and British pound sterling borrowings under our Senior Unsecured Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. Such (losses) gains related to non-derivative net investment hedges were $(71.5) million and $76.9 million for the three months ended March 31, 2023 and 2022, respectively.

W. P. Carey 3/31/2023 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)
Note 10. Debt

Senior Unsecured Credit Facility

As of December 31, 2022, we had a senior credit facility, which had capacity of approximately $2.4 billion, comprised of (i) a $1.8 billion unsecured revolving credit facility for our working capital needs, acquisitions, and other general corporate purposes (our “Unsecured Revolving Credit Facility”), (ii) a £270.0 million term loan (our “Term Loan”), and (iii) a €215.0 million delayed draw term loan (our “Delayed Draw Term Loan”). We refer to our Term Loan and Delayed Draw Term Loan collectively as the “Unsecured Term Loans” and the entire facility collectively as our “Senior Unsecured Credit Facility.” As of December 31, 2022, the aggregate principal amount (of revolving and term loans) available under the Senior Unsecured Credit Facility was able to be increased up to an amount not to exceed the U.S. dollar equivalent of $2.75 billion, subject to the conditions to increase set forth in our credit agreement.

In January 2023, we entered into a Third Amendment to the Credit Agreement to transition from LIBOR to SOFR. In connection with this amendment, we also increased the aggregate principal amount (of revolving and term loans) available under the Senior Unsecured Credit Facility to an amount not to exceed the U.S. dollar equivalent of $3.05 billion, subject to the conditions to increase set forth in the credit agreement (Note 2).

The Senior Unsecured Credit Facility includes the ability to borrow in certain currencies other than U.S. dollars and has a maturity date of February 20, 2025. At March 31, 2023, our Unsecured Revolving Credit Facility had available capacity of approximately $1.1 billion (net of amounts reserved for standby letters of credit totaling $1.9 million). We incur an annual facility fee of 0.15% of the total commitment on our Unsecured Revolving Credit Facility, which is included within Interest expense in our consolidated statements of income.

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

	Interest Rate at March 31, 2023 (a)	Maturity Date at March 31, 2023	Principal Outstanding Balance at
Senior Unsecured Credit Facility			March 31, 2023	December 31, 2022
Unsecured Revolving Credit Facility:
Borrowing in euros (b)	EURIBOR + 0.775%	2/20/2025	$411,075	$258,117
Borrowing in U.S. dollars (c)	SOFR + 0.775%	2/20/2025	197,000	—
Borrowing in British pounds sterling (d) (e)	SONIA + 0.775%	2/20/2025	43,292	—
Borrowing in Japanese yen (f)	TIBOR + 0.775%	2/20/2025	18,096	18,275
			669,463	276,392
Unsecured Term Loans:
Term Loan — borrowing in British pounds sterling (d) (e) (g)	SONIA + 0.85%	2/20/2025	333,968	324,695
Delayed Draw Term Loan — borrowing in euros (b)	EURIBOR + 0.85%	2/20/2025	233,813	229,319
			567,781	554,014
			$1,237,244	$830,406
__________
(a)The applicable interest rate at March 31, 2023 was based on the credit rating for our Senior Unsecured Notes of BBB+/Baa1.
(b)EURIBOR means Euro Interbank Offered Rate.
(c)SOFR includes a spread adjustment of 0.10%.
(d)SONIA means Sterling Overnight Index Average.
(e)SONIA includes a spread adjustment of 0.0326%.
(f)TIBOR means Tokyo Interbank Offered Rate.
(g)Balance excludes unamortized discount of $1.3 million and $1.5 million at March 31, 2023 and December 31, 2022, respectively.

W. P. Carey 3/31/2023 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)
Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $6.0 billion at March 31, 2023 (the “Senior Unsecured Notes”).

Interest on the Senior Unsecured Notes is payable annually or semi-annually in arrears. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 20 to 35 basis points. The following table presents a summary of our Senior Unsecured Notes outstanding at March 31, 2023 (currency in thousands):

		Principal Amount	Coupon Rate	Maturity Date	Principal Outstanding Balance at
Senior Unsecured Notes, net (a)	Issue Date				March 31, 2023	December 31, 2022
4.6% Senior Notes due 2024	3/14/2014	$500,000	4.6%	4/1/2024	$500,000	$500,000
2.25% Senior Notes due 2024	1/19/2017	€500,000	2.25%	7/19/2024	543,750	533,300
4.0% Senior Notes due 2025	1/26/2015	$450,000	4.0%	2/1/2025	450,000	450,000
2.25% Senior Notes due 2026	10/9/2018	€500,000	2.25%	4/9/2026	543,750	533,300
4.25% Senior Notes due 2026	9/12/2016	$350,000	4.25%	10/1/2026	350,000	350,000
2.125% Senior Notes due 2027	3/6/2018	€500,000	2.125%	4/15/2027	543,750	533,300
1.35% Senior Notes due 2028	9/19/2019	€500,000	1.35%	4/15/2028	543,750	533,300
3.85% Senior Notes due 2029	6/14/2019	$325,000	3.85%	7/15/2029	325,000	325,000
3.41% Senior Notes due 2029	9/28/2022	€150,000	3.41%	9/28/2029	163,125	159,990
0.95% Senior Notes due 2030	3/8/2021	€525,000	0.95%	6/1/2030	570,938	559,965
2.4% Senior Notes due 2031	10/14/2020	$500,000	2.4%	2/1/2031	500,000	500,000
2.45% Senior Notes due 2032	10/15/2021	$350,000	2.45%	2/1/2032	350,000	350,000
3.7% Senior Notes due 2032	9/28/2022	€200,000	3.7%	9/28/2032	217,500	213,320
2.25% Senior Notes due 2033	2/25/2021	$425,000	2.25%	4/1/2033	425,000	425,000
					$6,026,563	$5,966,475
__________
(a)Aggregate balance excludes unamortized deferred financing costs totaling $24.8 million and $25.9 million, and unamortized discount totaling $23.2 million and $24.1 million, at March 31, 2023 and December 31, 2022, respectively.

Covenants

The Credit Agreement, each of the Senior Unsecured Notes, and certain of our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. There have been no significant changes in our debt covenants from what was disclosed in the 2022 Annual Report. We were in compliance with all of these covenants at March 31, 2023.

Non-Recourse Mortgages

At March 31, 2023, the weighted-average interest rate for our total non-recourse mortgage notes payable was 4.3% (fixed-rate and variable-rate non-recourse mortgage notes payable were 4.4% and 3.8%, respectively), with maturity dates ranging from April 2023 to April 2039.

Repayments

During the three months ended March 31, 2023, we (i) prepaid non-recourse mortgage loans totaling $52.9 million and (ii) repaid a non-recourse mortgage loan at maturity with a principal balance of approximately $28.5 million. We recognized a net gain on extinguishment of debt of $2.8 million on these repayments, which is included within Other gains and (losses) on our consolidated statements of income. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 6.6%.

W. P. Carey 3/31/2023 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)
Foreign Currency Exchange Rate Impact

During the three months ended March 31, 2023, the U.S. dollar weakened against the euro, resulting in an increase of $82.9 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2022 to March 31, 2023.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of March 31, 2023 are as follows (in thousands):

Years Ending December 31,	Total
2023 (remainder)	$325,558
2024	1,243,485
2025	2,107,612
2026	994,102
2027	544,418
Thereafter through 2039	3,101,706
Total principal payments	8,316,881
Unamortized discount, net	(33,754)
Unamortized deferred financing costs	(24,879)
Total	$8,258,248

Certain amounts in the table above are based on the applicable foreign currency exchange rate at March 31, 2023.

Note 11. Commitments and Contingencies

At March 31, 2023, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2022 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the three months ended March 31, 2023. We recorded stock-based compensation expense of $7.8 million during both the three months ended March 31, 2023 and 2022, which was included in Stock-based compensation expense in the consolidated financial statements.

W. P. Carey 3/31/2023 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)
Restricted and Conditional Awards

Nonvested restricted share awards (“RSAs”), restricted share units (“RSUs”), and performance share units (“PSUs”) at March 31, 2023 and changes during the three months ended March 31, 2023 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2023	376,298	$74.78	531,781	$89.14
Granted (a)	221,763	84.73	150,989	144.54
Vested (b)	(143,337)	75.82	(218,147)	104.65
Forfeited	—	—	—	—
Adjustment (c)	—	—	76,706	113.51
Nonvested at March 31, 2023 (d)	454,724	$79.31	541,329	$102.92
__________
(a)The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period. To estimate the fair value of PSUs granted during the three months ended March 31, 2023, we used a risk-free interest rate of 3.8%, an expected volatility rate of 38.2%, and assumed a dividend yield of zero.
(b)The grant date fair value of shares vested during the three months ended March 31, 2023 was $33.7 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At March 31, 2023 and December 31, 2022, we had an obligation to issue 1,196,957 and 1,181,947 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $62.0 million and $57.0 million, respectively.
(c)Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments at March 31, 2023 to reflect the number of shares expected to be issued when the PSUs vest.
(d)At March 31, 2023, total unrecognized compensation expense related to these awards was approximately $66.2 million, with an aggregate weighted-average remaining term of 2.4 years.

Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Net income — basic and diluted	$294,380	$156,995

Weighted-average shares outstanding — basic	211,951,930	191,911,414
Effect of dilutive securities	393,117	505,228
Weighted-average shares outstanding — diluted	212,345,047	192,416,642

For the three months ended March 31, 2023 and 2022, potentially dilutive securities excluded from the computation of diluted earnings per share were insignificant.

W. P. Carey 3/31/2023 10-Q – 29

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

Our prior ATM Program is discussed in the 2022 Annual Report. The following table sets forth certain information regarding the issuance of shares of our common stock under our prior ATM Program during the periods presented (net proceeds in thousands):

	Three Months Ended March 31,
	2023	2022
Shares of common stock issued	—	2,249,227
Weighted-average price per share	$—	$80.60
Net proceeds	$—	$178,994

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

In addition, we refer to our forward equity offering presented below as the August 2021 Equity Forwards (the “Equity Forwards”), which are discussed in the 2022 Annual Report. Our ATM Forwards are also presented below (gross offering proceeds at closing in thousands):

	Agreement Date	Shares Offered (a)	Average Gross Offering Price	Average Gross Offering Proceeds at Closing	Outstanding Shares as of March 31, 2023
August 2021 Equity Forwards (b)	8/9/2021	5,175,000	$78.00	$403,650	—
ATM Forwards	5/2/2022	7,826,840	83.57	654,086	4,744,973
					4,744,973
__________
(a)Includes 675,000 shares of common stock purchased by certain underwriters in connection with the August 2021 Equity Forwards, upon the exercise of 30-day options to purchase additional shares.
(b)All remaining outstanding shares were settled during the three months ended December 31, 2022.

The following table sets forth certain information regarding the settlement of our forward equity during the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Shares of common stock delivered	3,081,867	—
Net proceeds	$249,943	$—

W. P. Carey 3/31/2023 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)
Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31, 2023
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$36,079	$(319,859)	$—	$(283,780)
Other comprehensive income before reclassifications	(2,588)	6,457	—	3,869
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(4,305)	—	—	(4,305)
Interest expense	(370)	—	—	(370)
Total	(4,675)	—	—	(4,675)
Net current period other comprehensive loss	(7,263)	6,457	—	(806)
Net current period other comprehensive loss attributable to noncontrolling interests	—	28	—	28
Ending balance	$28,816	$(313,374)	$—	$(284,558)

	Three Months Ended March 31, 2022
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$16,347	$(256,705)	$18,688	$(221,670)
Other comprehensive income before reclassifications	9,310	(9,152)	—	158
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(2,104)	—	—	(2,104)
Interest expense	164	—	—	164
Other gains and (losses) (Note 8)	—	—	(18,688)	(18,688)
Total	(1,940)	—	(18,688)	(20,628)
Net current period other comprehensive loss	7,370	(9,152)	(18,688)	(20,470)
Ending balance	$23,717	$(265,857)	$—	$(242,140)

See Note 9 for additional information on our derivatives activity recognized within Other comprehensive (loss) income for the periods presented.

Dividends Declared

During the first quarter of 2023, our Board declared a quarterly dividend of $1.067 per share, which was paid on April 14, 2023 to stockholders of record as of March 31, 2023.

Note 13. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three months ended March 31, 2023 and 2022.

W. P. Carey 3/31/2023 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)
Certain of our subsidiaries have elected TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three months ended March 31, 2023 and 2022.

Current income tax expense was $10.8 million and $8.3 million for the three months ended March 31, 2023 and 2022, respectively. Deferred income tax (expense) benefit was $(4.4) million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively.

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

2023 — During the three months ended March 31, 2023, we sold five properties for total proceeds, net of selling costs, of $41.0 million and recognized a net gain on these sales totaling $1.5 million.

2022 — During the three months ended March 31, 2022, we sold six properties for total proceeds, net of selling costs, of $26.7 million and recognized a net gain on these sales totaling $11.2 million.

W. P. Carey 3/31/2023 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)
Note 15. Segment Reporting

We evaluate our results from operations through our two major business segments: Real Estate and Investment Management. The following tables present a summary of comparative results and assets for these business segments (in thousands):

Real Estate

	Three Months Ended March 31,
	2023	2022
Revenues
Lease revenues	$352,336	$307,725
Income from finance leases and loans receivable	20,755	18,379
Operating property revenues	40,886	3,865
Other lease-related income	13,373	14,122
	427,350	344,091

Operating Expenses
Depreciation and amortization	156,409	115,393
General and administrative	26,448	23,084
Reimbursable tenant costs	21,976	16,960
Operating property expenses	21,249	2,787
Property expenses, excluding reimbursable tenant costs	12,772	13,779
Stock-based compensation expense	7,766	7,833
Merger and other expenses	24	(2,325)
Impairment charges — real estate	—	20,179
	246,644	197,690
Other Income and Expenses
Gain on sale of real estate, net	177,749	11,248
Interest expense	(67,196)	(46,053)
Other gains and (losses)	7,586	34,418
Earnings (losses) from equity method investments in real estate	5,236	(787)
Non-operating income	4,613	8,542
	127,988	7,368
Income before income taxes	308,694	153,769
Provision for income taxes	(15,402)	(6,913)
Net Income from Real Estate	293,292	146,856
Net (income) loss attributable to noncontrolling interests	(61)	2
Net Income from Real Estate Attributable to W. P. Carey	$293,231	$146,858

W. P. Carey 3/31/2023 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)
Investment Management

	Three Months Ended March 31,
	2023		2022
Revenues
Asset management revenue	$339		$3,420
Reimbursable costs from affiliates	101		927
	440		4,347
Operating Expenses
Reimbursable costs from affiliates	101		927
Merger and other expenses	—		3
	101		930
Other Income and Expenses
Other gains and (losses)	514		1,327
Non-operating income	13		4
Earnings from equity method investments in the Managed Programs	—		5,559
	527	—	6,890
Income before income taxes	866		10,307
Benefit from (provision for) income taxes	283		(170)
Net Income from Investment Management Attributable to W. P. Carey	$1,149		$10,137

Total Company

	Three Months Ended March 31,
	2023	2022
Revenues	$427,790	$348,438
Operating expenses	246,745	198,620
Other income and (expenses)	128,515	14,258
Provision for income taxes	(15,119)	(7,083)
Net (income) loss attributable to noncontrolling interests	(61)	2
Net income attributable to W. P. Carey	$294,380	$156,995

	Total Assets at
	March 31, 2023	December 31, 2022
Real Estate	$18,820,279	$18,077,155
Investment Management	12,128	24,880
Total Company	$18,832,407	$18,102,035

W. P. Carey 3/31/2023 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)
Note 16. Subsequent Events

Acquisitions

In April 2023, we completed two acquisitions totaling approximately $565.7 million. They are as follows:

•$467.8 million for a portfolio of 11 pharmaceutical manufacturing/research and development facilities in Canada; and
•$97.9 million for a portfolio of nine industrial facilities and an expansion at an industrial facility that we already own in the United States, Canada, and Mexico.

New Term Loan Agreement

On April 24, 2023, we closed on a new €500.0 million unsecured term loan maturing on April 24, 2026 (the “Term Loan due 2026”), which was drawn in full at closing. The Term Loan due 2026 is able to be increased up to an amount not to exceed €750.0 million, subject to the conditions to increase set forth in the credit agreement.

The Term Loan due 2026 borrowing rate pursuant to the credit agreement is 85 basis points over EURIBOR, based on our credit ratings of BBB+ and Baa1. In conjunction with the closing of the Term Loan due 2026, we executed a variable-to-fixed interest rate swap that fixes the total per annum interest rate at 4.34% through the end of 2024.

Proceeds from the Term Loan due 2026 were used for the repayment of debt, including amounts outstanding on our unsecured revolving credit facility.
W. P. Carey 3/31/2023 10-Q – 35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. This item also provides our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. The discussion also breaks down the financial results of our business by segment to provide a better understanding of how these segments and their results affect our financial condition and results of operations. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2022 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Refer to Item 1 of the 2022 Annual Report for a description of our business.

Significant Developments

Purchase Option Exercise Notice

On February 28, 2023, U-Haul Moving Partners, Inc. and Mercury Partners, LP, the tenant of our portfolio of 78 net-lease self-storage properties located in the United States, provided notice of its intention to exercise its option to repurchase the properties. The purchase price will be calculated using the U.S. CPI as of the closing date, which is expected on or around March 31, 2024. ABR from this tenant totaled $38.8 million as of March 31, 2023.

In accordance with ASC 842, Leases, we reclassified these net-lease assets to net investments in sales-type leases totaling $451.4 million on our consolidated balance sheets as of March 31, 2023 (based on the present value of remaining rents and estimated purchase price, using the CPI rates as of the exercise notice date). We recognized an aggregate Gain on sale of real estate, net, of $176.2 million during the three months ended March 31, 2023 related to this transaction (Note 5).

Financial Highlights

During the three months ended March 31, 2023, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•We acquired two investments totaling $144.1 million (Note 4, Note 5).
•We completed one construction project at a cost totaling $20.6 million (Note 4).
•We funded approximately $13.7 million for a construction loan to build a retail complex in Las Vegas, Nevada, during the three months ended March 31, 2023. Through March 31, 2023, we have funded $206.9 million (Note 7).
•We committed to fund a redevelopment project for $15.1 million. We currently expect to complete the project in the fourth quarter of 2023 (Note 4).

Dispositions

•We disposed of five properties for total proceeds, net of selling costs, of $41.0 million (Note 14).

Financing and Capital Markets Transactions

•In January 2023, we entered into a Third Amendment to the Credit Agreement to (i) transition from LIBOR to SOFR and (ii) increase the aggregate principal amount (of revolving and term loans) available under the Senior Unsecured Credit Facility to an amount not to exceed the U.S. dollar equivalent of $3.05 billion, subject to the conditions to increase set forth in the credit agreement (Note 10).
•We settled portions of our ATM Forwards by delivering 3,081,867 shares of common stock for net proceeds of $249.9 million. As of March 31, 2023, we had approximately $385.2 million of available proceeds under our ATM Forwards (Note 12).
•We reduced our mortgage debt outstanding by prepaying or repaying at maturity a total of $81.4 million of non-recourse mortgage loans with a weighted-average interest rate of 6.6% (Note 10).

W. P. Carey 3/31/2023 10-Q – 36

Dividends to Stockholders

In March 2023, we declared cash dividends totaling $1.067 per share (Note 12).

Consolidated Results

(in thousands, except shares)

	Three Months Ended March 31,
	2023	2022
Revenues from Real Estate	$427,350	$344,091
Revenues from Investment Management	440	4,347
Total revenues	427,790	348,438

Net income from Real Estate attributable to W. P. Carey	293,231	146,858
Net income from Investment Management attributable to W. P. Carey	1,149	10,137
Net income attributable to W. P. Carey	294,380	156,995

Dividends declared	229,970	205,497

Net cash provided by operating activities	282,727	235,882
Net cash used in investing activities	(587,272)	(229,054)
Net cash provided by financing activities	307,174	35,697

Supplemental financial measures (a):
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Real Estate	278,584	252,014
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management	635	6,812
Adjusted funds from operations attributable to W. P. Carey (AFFO)	279,219	258,826

Diluted weighted-average shares outstanding	212,345,047	192,416,642
__________
(a)We consider Adjusted funds from operations (“AFFO”), a supplemental measure that is not defined by GAAP (a “non-GAAP measure”), to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Revenues

Total revenues increased for the three months ended March 31, 2023 as compared to the same period in 2022. Real Estate revenue increased primarily due to higher lease revenues (substantially as a result of property acquisition activity and rent escalations, as well as the net-leased properties we acquired in the CPA:18 Merger on August 1, 2022) and higher operating property revenues (primarily from the operating properties we acquired in the CPA:18 Merger on August 1, 2022 and the 12 hotel properties that converted from net-lease to operating properties during the first quarter of 2023).

Net Income Attributable to W. P. Carey

Net income attributable to W. P. Carey increased for the three months ended March 31, 2023 as compared to the same period in 2022. Net income from Real Estate attributable to W. P. Carey increased primarily due to a higher aggregate gain on sale of real estate (Note 5, Note 14) and the impact of real estate acquisitions, partially offset by higher interest expense. Net income from Investment Management attributable to W. P. Carey decreased primarily due to the cessation of fees and distributions previously earned from CPA:18 – Global prior to the CPA:18 Merger.

W. P. Carey 3/31/2023 10-Q – 37

AFFO

AFFO increased for the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to investment activity and rent escalations, as well as the accretive impact of the CPA:18 Merger, partially offset by higher interest expense.

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

Portfolio Summary

Net-leased Properties	March 31, 2023	December 31, 2022
ABR (in thousands)	$1,416,637	$1,381,899
Number of net-leased properties	1,446	1,449
Number of tenants	397	392
Total square footage (in thousands)	176,119	175,957
Occupancy	99.2%	98.8%
Weighted-average lease term (in years)	10.9	10.8

Operating Properties
Number of operating properties:	99	87
Number of self-storage operating properties	84	84
Number of hotel operating properties (a)	13	1
Number of student housing operating properties	2	2
Occupancy (self-storage operating properties)	91.5%	91.0%

Number of countries	26	26
Total assets (in thousands)	$18,832,407	$18,102,035
Net investments in real estate (in thousands)	15,717,462	15,488,898

	Three Months Ended March 31,
	2023	2022
Acquisition volume (in millions) (b)	$157.8	$283.0
Construction projects completed (in millions)	20.6	25.2
Average U.S. dollar/euro exchange rate	1.0720	1.1223
Average U.S. dollar/British pound sterling exchange rate	1.2137	1.3418

__________
(a)During the first quarter of 2023, the master lease expired on certain hotel properties previously classified as net-leased properties, which converted to operating properties. As a result, during the three months ended March 31, 2023, we reclassified 12 consolidated hotel properties from net leases to operating properties (Note 4).
(b)Amounts for the three months ended March 31, 2023 and 2022 include $13.7 million and $18.0 million, respectively, of funding for a construction loan (Note 7).

W. P. Carey 3/31/2023 10-Q – 38

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at March 31, 2023 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
U-Haul Moving Partners Inc. and Mercury Partners, LP (a)	Net lease self-storage properties in the U.S.	78	$38,751	2.7%	1.0
State of Andalucía (b)	Government office properties in Spain	70	32,024	2.2%	11.7
Metro Cash & Carry Italia S.p.A. (b)	Business-to-business wholesale stores in Italy and Germany	20	29,710	2.1%	5.5
Hellweg Die Profi-Baumärkte GmbH & Co. KG (b)	Do-it-yourself retail properties in Germany	35	29,704	2.1%	13.9
Extra Space Storage, Inc.	Net lease self-storage properties in the U.S.	27	25,036	1.8%	21.1
OBI Group (b)	Do-it-yourself retail properties in Poland	26	24,368	1.7%	8.2
Fortenova Grupa d.d. (b)	Grocery stores and warehouses in Croatia	19	21,062	1.5%	11.1
Nord Anglia Education, Inc.	K-12 private schools in the U.S.	3	20,981	1.5%	20.5
Eroski Sociedad Cooperativa (b)	Grocery stores and warehouses in Spain	63	20,844	1.5%	13.0
Berry Global, Inc.	Manufacturing facilities in the U.S.	9	20,830	1.5%	13.9
Total		350	$263,310	18.6%	11.2
__________
(a)As of March 31, 2023, the tenant provided notice that it intends to exercise its option to repurchase the 78 properties it is leasing on or around March 31, 2024 (Note 5).
(b)ABR amounts are subject to fluctuations in foreign currency exchange rates.

W. P. Carey 3/31/2023 10-Q – 39

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
Midwest
Illinois	$74,927	5.3%	10,582	6.0%
Minnesota	34,713	2.5%	3,401	1.9%
Ohio	31,465	2.2%	6,766	3.8%
Indiana	29,482	2.1%	5,137	2.9%
Michigan	28,362	2.0%	4,705	2.7%
Wisconsin	18,422	1.3%	3,276	1.9%
Other (b)	43,175	3.0%	6,230	3.5%
Total Midwest	260,546	18.4%	40,097	22.7%
South
Texas	115,613	8.2%	12,609	7.2%
Florida	51,785	3.7%	4,380	2.5%
Georgia	27,663	1.9%	4,447	2.5%
Tennessee	25,595	1.8%	4,136	2.3%
Alabama	20,072	1.4%	3,334	1.9%
Other (b)	15,364	1.1%	2,400	1.4%
Total South	256,092	18.1%	31,306	17.8%
East
North Carolina	39,350	2.8%	8,404	4.8%
Pennsylvania	32,761	2.3%	3,574	2.0%
New York	20,193	1.4%	2,257	1.3%
South Carolina	18,567	1.3%	4,949	2.8%
Massachusetts	18,247	1.3%	1,387	0.8%
Kentucky	17,375	1.2%	2,980	1.7%
Virginia	15,986	1.2%	1,854	1.0%
New Jersey	14,531	1.0%	862	0.5%
Other (b)	23,932	1.7%	3,799	2.2%
Total East	200,942	14.2%	30,066	17.1%
West
California	63,044	4.4%	6,100	3.5%
Arizona	30,493	2.2%	3,437	1.9%
Other (b)	63,830	4.5%	6,821	3.9%
Total West	157,367	11.1%	16,358	9.3%
United States Total	874,947	61.8%	117,827	66.9%
International
Germany	73,928	5.2%	6,839	3.9%
Spain	72,427	5.1%	5,631	3.2%
Poland	67,670	4.8%	8,635	4.9%
The Netherlands	60,368	4.3%	7,054	4.0%
United Kingdom	53,377	3.8%	4,780	2.7%
Italy	32,721	2.3%	3,354	1.9%
Denmark	25,039	1.8%	3,039	1.7%
Croatia	21,876	1.5%	2,063	1.2%
France	20,681	1.4%	1,679	1.0%
Canada	16,333	1.1%	2,492	1.4%
Norway	15,543	1.1%	753	0.4%
Other (c)	81,727	5.8%	11,973	6.8%
International Total	541,690	38.2%	58,292	33.1%
Total	$1,416,637	100.0%	176,119	100.0%

W. P. Carey 3/31/2023 10-Q – 40

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$386,230	27.3%	64,443	36.6%
Warehouse	343,266	24.2%	63,192	35.9%
Retail (d)	245,821	17.4%	20,306	11.5%
Office	243,984	17.2%	15,964	9.1%
Self Storage (net lease)	63,786	4.5%	5,810	3.3%
Other (e)	133,550	9.4%	6,404	3.6%
Total	$1,416,637	100.0%	176,119	100.0%
__________
(a)Includes square footage for any vacant properties.
(b)Other properties within Midwest include assets in Iowa, Missouri, Kansas, Nebraska, South Dakota, and North Dakota. Other properties within South include assets in Louisiana, Arkansas, Oklahoma, and Mississippi. Other properties within East include assets in Maryland, Connecticut, West Virginia, New Hampshire, and Maine. Other properties within West include assets in Utah, Oregon, Colorado, Nevada, Washington, Hawaii, Idaho, New Mexico, Wyoming, and Montana.
(c)Includes assets in Lithuania, Mexico, Finland, Belgium, Hungary, Mauritius, Slovakia, Portugal, the Czech Republic, Austria, Sweden, Latvia, Japan, and Estonia.
(d)Includes automotive dealerships.
(e)Includes ABR from tenants within the following property types: education facility, hotel (net lease), laboratory, specialty, fitness facility, research and development, student housing (net lease), theater, funeral home, restaurant, land, parking, and outdoor advertising.

W. P. Carey 3/31/2023 10-Q – 41

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$293,874	20.7%	36,258	20.6%
Consumer Services	113,785	8.0%	8,067	4.6%
Beverage and Food	108,372	7.7%	15,759	9.0%
Grocery	87,022	6.1%	8,404	4.8%
Automotive	87,006	6.1%	13,422	7.6%
Cargo Transportation	65,770	4.6%	9,550	5.4%
Healthcare and Pharmaceuticals	56,506	4.0%	5,557	3.2%
Capital Equipment	56,080	4.0%	8,459	4.8%
Containers, Packaging, and Glass	49,443	3.5%	8,266	4.7%
Business Services	48,794	3.5%	4,113	2.3%
Construction and Building	48,068	3.4%	9,233	5.2%
Durable Consumer Goods	47,072	3.3%	10,299	5.8%
Sovereign and Public Finance	45,546	3.2%	3,560	2.0%
Hotel and Leisure	41,349	2.9%	2,024	1.2%
High Tech Industries	35,542	2.5%	3,486	2.0%
Chemicals, Plastics, and Rubber	34,727	2.5%	6,186	3.5%
Insurance	30,690	2.2%	1,961	1.1%
Telecommunications	26,126	1.9%	2,137	1.2%
Metals	25,782	1.8%	4,515	2.6%
Non-Durable Consumer Goods	25,613	1.8%	5,971	3.4%
Banking	24,365	1.7%	1,426	0.8%
Other (b)	65,105	4.6%	7,466	4.2%
Total	$1,416,637	100.0%	176,119	100.0%
__________
(a)Includes automotive dealerships.
(b)Includes ABR from tenants in the following industries: aerospace and defense, wholesale, media: advertising, printing, and publishing, oil and gas, media: broadcasting and subscription, utilities: electric, environmental industries, consumer transportation, forest products and paper, electricity, finance, and real estate. Also includes square footage for vacant properties.

W. P. Carey 3/31/2023 10-Q – 42

Lease Expirations
(in thousands, except percentages, number of leases, and number of tenants)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
Remaining 2023	28	23	$31,357	2.2%	3,942	2.2%
2024 (b)	41	35	90,900	6.4%	11,171	6.4%
2025	53	32	63,117	4.5%	7,076	4.0%
2026	48	38	68,604	4.8%	9,200	5.2%
2027	56	33	83,462	5.9%	8,838	5.0%
2028	47	29	70,118	5.0%	5,224	3.0%
2029	57	29	71,269	5.0%	8,337	4.7%
2030	34	30	75,471	5.3%	6,165	3.5%
2031	37	21	71,015	5.0%	8,749	5.0%
2032	41	22	45,872	3.2%	6,200	3.5%
2033	30	23	82,148	5.8%	11,196	6.4%
2034	50	19	93,525	6.6%	9,023	5.1%
2035	14	14	29,696	2.1%	4,957	2.8%
2036	49	19	87,133	6.2%	13,524	7.7%
Thereafter (>2036)	267	112	452,950	32.0%	61,070	34.7%
Vacant	—	—	—	—%	1,447	0.8%
Total	852		$1,416,637	100.0%	176,119	100.0%
__________
(a)Assumes tenants do not exercise any renewal options or purchase options.
(b)Includes ABR of $38.8 million from a tenant (U-Haul Moving Partners, Inc. and Mercury Partners, LP) that as of March 31, 2023 provided notice of its intention to exercise its option to repurchase the 78 properties it is leasing on or around March 31, 2024 (Note 5).

Rent Collections

Through the date of this Report, we received from tenants over 99.4% of contractual base rent that was due during the first quarter of 2023 (based on contractual minimum ABR as of December 31, 2022).

Terms and Definitions

Pro Rata Metrics — The portfolio information above contains certain metrics prepared on a pro rata basis. We refer to these metrics as pro rata metrics. We have certain investments in which our economic ownership is less than 100%. On a full consolidation basis, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly owned investments, which we do not control, we report our net investment and our net income or loss from that investment. On a pro rata basis, we generally present our proportionate share, based on our economic ownership of these jointly owned investments, of the portfolio metrics of those investments. Multiplying each of our jointly owned investments’ financial statement line items by our percentage ownership and adding or subtracting those amounts from our totals, as applicable, may not accurately depict the legal and economic implications of holding an ownership interest of less than 100% in our jointly owned investments.

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of March 31, 2023. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

W. P. Carey 3/31/2023 10-Q – 43

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

Real Estate

Revenues

The following table presents revenues within our Real Estate segment (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Real Estate Revenues
Lease revenues from:
Existing net-leased properties	$298,799	$287,446	$11,353
Recently acquired net-leased properties	23,356	2,054	21,302
Net-leased properties acquired in the CPA:18 Merger	21,103	—	21,103
Net-leased properties sold, held for sale, or reclassified to operating properties or sales-type leases	9,078	18,225	(9,147)
Total lease revenues (includes reimbursable tenant costs)	352,336	307,725	44,611
Income from finance leases and loans receivable	20,755	18,379	2,376
Operating property revenues from:
Operating properties acquired in the CPA:18 Merger	23,183	—	23,183
Operating properties recently reclassified from net-leased properties	12,679	—	12,679
Existing operating properties	5,024	3,865	1,159
Total operating property revenues	40,886	3,865	37,021
Other lease-related income	13,373	14,122	(749)
	$427,350	$344,091	$83,259

W. P. Carey 3/31/2023 10-Q – 44

Lease Revenues

“Existing net-leased properties” are those that we acquired or placed into service prior to January 1, 2022 and that were not sold or held for sale during the periods presented. For the periods presented, there were 1,080 existing net-leased properties.

For the three months ended March 31, 2023 as compared to the same period in 2022, lease revenues from existing net-leased properties increased due to the following items (in millions):
__________
(a)Excludes fixed minimum rent increases, which are reflected as straight-line rent adjustments within lease revenues.
(b)Primarily comprised of higher reimbursable maintenance costs at certain properties.

“Recently acquired net-leased properties” are those that we acquired or placed into service subsequent to December 31, 2021 and that were not sold or held for sale during the periods presented. Since January 1, 2022, we acquired 24 investments (comprised of 139 properties) and placed two properties into service.

“Net-leased properties acquired in the CPA:18 Merger” on August 1, 2022 (Note 1) consisted of 38 net-leased properties that were not sold or held for sale during the periods presented.

“Net-leased properties sold, held for sale, or reclassified to operating properties or sales-type leases” include:

•five net-leased properties disposed of during the three months ended March 31, 2023;
•one net-leased property classified as held for sale at March 31, 2023;
•23 net-leased properties disposed of during the year ended December 31, 2022;
•a portfolio of 12 net-leased hotel properties that converted to operating properties in the first quarter of 2023 upon expiration of the master lease with the Marriott Corporation, after which we began recognizing operating property revenues and expenses from these properties (Note 4); and
•a portfolio of 78 net-leased self-storage properties that were reclassified to net investments in sales-type leases in the first quarter of 2023, since the tenant provided notice of its intention to exercise its option to repurchase the properties; following this transaction, we began recognizing earnings from these properties within Income from finance leases and loans receivable in the consolidated financial statements (Note 5).

Our dispositions are more fully described in Note 14.

W. P. Carey 3/31/2023 10-Q – 45

Income from Finance Leases and Loans Receivable

For the three months ended March 31, 2023 as compared to the same period in 2022, income from finance leases and loans receivable increased due to the following items (in millions):

Operating Property Revenues and Expenses

“Operating properties acquired in the CPA:18 Merger” on August 1, 2022 (Note 1) consisted of 65 self-storage properties and two student housing properties, which contributed operating property revenues, depreciation and amortization, and operating property expenses during the three months ended March 31, 2023.

“Operating properties recently reclassified from net-leased properties” are the portfolio of 12 net-leased hotel properties that converted to operating properties in the first quarter of 2023, after which we began recognizing operating property revenues and expenses from these properties (Note 4).

“Existing operating properties” are those that we acquired or placed into service prior to January 1, 2022 and that were not sold or held for sale during the periods presented. For the periods presented, we recorded operating property revenues from 11 existing operating properties, comprised of ten self-storage operating properties (which excludes nine self-storage properties accounted for under the equity method) and one hotel operating property, as well as a parking garage attached to one of our existing net-leased properties. For our existing hotel operating property, revenues and expenses increased by $0.6 million and $0.4 million, respectively, for the three months ended March 31, 2023 as compared to the same period in 2022, reflecting higher occupancy.

Other Lease-Related Income

Other lease-related income is described in Note 4.

Operating Expenses

Depreciation and Amortization

For the three months ended March 31, 2023 as compared to the same period in 2022, depreciation and amortization expense increased primarily due to the impact of net acquisition activity (including properties acquired in the CPA:18 Merger), partially offset by the weakening of foreign currencies (primarily the euro and British pound sterling) in relation to the U.S. dollar between the periods.

W. P. Carey 3/31/2023 10-Q – 46

General and Administrative

All general and administrative expenses are attributed to our Real Estate segment.

For the three months ended March 31, 2023 as compared to the same period in 2022, general and administrative expenses increased by $3.4 million, primarily due to higher compensation expense, increased professional fees and expenses resulting from the assets acquired in the CPA:18 Merger (Note 1), and no longer receiving reimbursements from CPA:18 – Global.

Property Expenses, Excluding Reimbursable Tenant Costs

For the three months ended March 31, 2023 as compared to the same period in 2022, property expenses, excluding reimbursable tenant costs, decreased by $1.0 million, primarily due to dispositions of vacant properties (from which we previously incurred non-reimbursable property expenses), partially offset by property expenses incurred on acquisitions since January 1, 2022.

Merger and Other Expenses

For the three months ended March 31, 2022, merger and other expenses are primarily comprised of reversals of estimated liabilities for German real estate transfer taxes that were previously recorded in connection with mergers in prior years and costs incurred in connection with the CPA:18 Merger.

Impairment Charges — Real Estate

Our impairment charges on real estate are more fully described in Note 8.

Other Income and (Expenses), and Provision for Income Taxes

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gains on the sale of properties that were disposed of or subject to a purchase option during the reporting period, as more fully described in Note 5 and Note 14.

Interest Expense

For the three months ended March 31, 2023 as compared to the same period in 2022, interest expense increased by $21.1 million primarily due to (i) $10.3 million of interest expense incurred during the current year period related to non-recourse mortgage loans assumed in the CPA:18 Merger, (ii) higher outstanding balances and interest rates on our Senior Unsecured Credit Facility, and (iii) two senior unsecured notes issuances totaling $334.8 million (based on the exchange rate of the euro on the dates of issuance) with a weighted-average interest rate of 3.6% completed since January 1, 2022, partially offset by (i) the weakening of foreign currencies (primarily the euro and British pound sterling) in relation to the U.S. dollar between the periods and (ii) the reduction of our mortgage debt outstanding by prepaying or repaying at or close to maturity a total of $196.4 million of non-recourse mortgage loans with a weighted-average interest rate of 5.3% since January 1, 2022 (Note 10).

The following table presents certain information about our outstanding debt (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Average outstanding debt balance	$8,192,240	$6,920,540
Weighted-average interest rate	3.0%	2.5%

W. P. Carey 3/31/2023 10-Q – 47

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on (i) the mark-to-market fair value of equity securities, (ii) extinguishment of debt, and (iii) foreign currency exchange rate movements. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation. Certain of our foreign currency-denominated unsecured debt instruments were designated as net investment hedges during the three months ended March 31, 2023 and 2022. Therefore, no gains and losses on foreign currency exchange rate movements were recognized on the remeasurement of such instruments during those periods (Note 9).

The following table presents other gains and (losses) within our Real Estate segment (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Other Gains and (Losses)
Change in allowance for credit losses on finance receivables (Note 5)	$3,420	$(773)	$4,193
Gain (loss) on extinguishment of debt	2,753	(892)	3,645
Net realized and unrealized gains (losses) on foreign currency exchange rate movements (a)	2,477	(11,074)	13,551
Non-cash unrealized gains related to an increase in the fair value of our investment in common shares of WLT (Note 8)	—	28,040	(28,040)
Realized gains in connection with the redemption of our investment in preferred shares of WLT (Note 8)	—	18,688	(18,688)
Other	(1,064)	429	(1,493)
	$7,586	$34,418	$(26,832)
__________
(a)Remeasurement of certain monetary assets and liabilities that are held by our subsidiaries in currencies other than their functional currency are included in other gains and (losses). This includes foreign currency-denominated intercompany loans to our foreign subsidiaries that are scheduled for settlement. Beginning in the first quarter of 2023, our intercompany loans subject to remeasurement were hedged by certain of our foreign currency-denominated unsecured debt that we de-designated as net investment hedges.

Non-Operating Income

Non-operating income primarily consists of realized gains and losses on derivative instruments, dividends from securities, and interest income on our loans to affiliates and cash deposits.

The following table presents non-operating income within our Real Estate segment (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Non-Operating Income
Realized gains on foreign currency collars (Note 9)	$4,105	$3,312	$793
Interest income related to our loans to affiliates and cash deposits	508	10	498
Cash dividends from our investment in Lineage Logistics (Note 8)	—	4,308	(4,308)
Cash dividends from our investment in preferred shares of WLT (Note 8)	—	912	(912)
	$4,613	$8,542	$(3,929)

W. P. Carey 3/31/2023 10-Q – 48

Earnings (Losses) from Equity Method Investments in Real Estate

Our equity method investments in real estate are more fully described in Note 7. The following table presents earnings (losses) from equity method investments in real estate (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Earnings (Losses) from Equity Method Investments in Real Estate
Existing Equity Method Investments:
Earnings from Las Vegas Retail Complex (a)	$3,292	$1,558	$1,734
Earnings from Johnson Self Storage	1,105	939	166
Earnings from Kesko Senukai	623	655	(32)
Earnings from Harmon Retail Center	216	273	(57)
	5,236	3,425	1,811
Equity Method Investments Consolidated after the CPA:18 Merger:
Proportionate share of impairment charge recognized on Bank Pekao	—	(4,610)	4,610
Other	—	398	(398)
	—	(4,212)	4,212
	$5,236	$(787)	$6,023
__________
(a)Increase for the three months ended March 31, 2023 as compared to the same period in 2022 is primarily due to funding of this construction loan since January 1, 2022, which has an interest rate of 6.0%.

Provision for Income Taxes

For the three months ended March 31, 2023 as compared to the same period in 2022, provision for income taxes within our Real Estate segment increased by $8.5 million, primarily due to (i) the release of deferred tax assets in connection with the tax restructuring of certain international properties during the current year period, (ii) higher current taxes as a result of rent increases driven by CPI adjustments at existing international properties, and (iii) the impact of international property acquisitions.

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented, we acted as advisor to the following Managed Programs: CPA:18 – Global (through August 1, 2022) and CESH. Upon completion of the CPA:18 Merger on August 1, 2022, the advisory agreement with CPA:18 – Global was terminated, and we ceased earning revenue from CPA:18 – Global.

We no longer raise capital for new or existing funds, but we currently expect to continue managing CESH and earn the various fees described below through the end of its life cycle (Note 1, Note 3).

W. P. Carey 3/31/2023 10-Q – 49

Revenues

The following table presents revenues within our Investment Management segment (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Investment Management Revenues
Asset management revenue
CESH	$339	$362	$(23)
CPA:18 – Global	—	3,058	(3,058)
	339	3,420	(3,081)
Reimbursable costs from affiliates
CESH	101	154	(53)
CPA:18 – Global	—	773	(773)
	101	927	(826)
	$440	$4,347	$(3,907)

Asset Management Revenue

During the periods presented, we earned asset management revenue from (i) CPA:18 – Global (prior to the CPA:18 Merger) based on the value of its real estate-related assets under management and (ii) CESH based on its gross assets under management at fair value. For 2023, we earned asset management revenue from CESH in cash. Asset management revenues from CESH are expected to decline as assets are sold.

Other Income and Expenses

Earnings from Equity Method Investments in the Managed Programs

The following table presents the details of our earnings from equity method investments in the Managed Programs (Note 7) (in thousands):

	Three Months Ended March 31,
	2023	2022
Earnings from equity method investments in the Managed Programs:
Earnings from equity method investments in the Managed Programs (a)	$—	$2,972
Distributions of Available Cash from CPA:18 – Global (a)	—	2,587
Earnings from equity method investments in the Managed Programs	$—	$5,559
__________
(a)As a result of the completion of the CPA:18 Merger on August 1, 2022, we no longer recognize equity income from our investment in shares of common stock of CPA:18 – Global or receive distributions of Available Cash from CPA:18 – Global.

W. P. Carey 3/31/2023 10-Q – 50

Liquidity and Capital Resources

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund dividends to stockholders. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of our equity and debt offerings; the timing of purchases and sales of real estate; the timing of the repayment of mortgage loans and receipt of lease revenues; the timing and amount of other lease-related payments; the timing of settlement of foreign currency transactions; changes in foreign currency exchange rates; and the timing of distributions from equity method investments. We no longer receive certain fees and distributions from CPA:18 – Global following the completion of the CPA:18 Merger on August 1, 2022 (Note 1). Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, available capacity under our Senior Unsecured Credit Facility, proceeds from term loans or other bank debt (Note 16), proceeds from dispositions of properties, and the issuance of additional debt or equity securities, such as issuances of common stock through our ATM Forwards (Note 12), in order to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities increased by $46.8 million during the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to an increase in cash flow generated from net investment activity (including properties acquired in the CPA:18 Merger (Note 1)) and scheduled rent increases at existing properties, partially offset by higher interest expense.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and funding for build-to-suit activities and other capital expenditures on real estate. In addition, during the three months ended March 31, 2023, we funded an investment deposit of $467.1 million related to an acquisition that closed in April 2023 (Note 16).

Financing Activities — Our financing activities are generally comprised of borrowings and repayments under our Unsecured Revolving Credit Facility and Unsecured Term Loans, issuances of the Senior Unsecured Notes, payments and prepayments of non-recourse mortgage loans, and payments of dividends to stockholders. In addition to these types of transactions, during the three months ended March 31, 2023, we received $249.9 million in net proceeds from the issuance of common stock under our ATM Program (Note 12).

W. P. Carey 3/31/2023 10-Q – 51

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	March 31, 2023	December 31, 2022
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$5,978,499	$5,916,400
Non-recourse mortgages (a)	812,489	824,270
	6,790,988	6,740,670
Variable rate:
Unsecured Revolving Credit Facility	669,463	276,392
Unsecured Term Loans (a)	566,478	552,539
Non-recourse mortgages (a):
Floating interest rate mortgage loans	139,451	213,958
Amount subject to interest rate swaps and caps	91,868	94,189
	1,467,260	1,137,078
	$8,258,248	$7,877,748

Percent of Total Debt
Fixed rate	82%	86%
Variable rate	18%	14%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	2.9%	2.9%
Variable rate (b)	4.3%	3.6%
Total debt	3.1%	3.0%

__________
(a)Aggregate debt balance includes unamortized discount, net, totaling $33.8 million and $35.9 million as of March 31, 2023 and December 31, 2022, respectively, and unamortized deferred financing costs totaling $24.9 million and $26.0 million as of March 31, 2023 and December 31, 2022, respectively.
(b)The impact of our interest rate swaps and caps is reflected in the weighted-average interest rates.

Cash Resources

At March 31, 2023, our cash resources consisted of the following:

•cash and cash equivalents totaling $147.9 million. Of this amount, $110.5 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•our Unsecured Revolving Credit Facility, with available capacity of approximately $1.1 billion (net of amounts reserved for standby letters of credit totaling $1.9 million);
•available proceeds under our ATM Forwards of approximately $385.2 million; and
•unleveraged properties that had an aggregate asset carrying value of approximately $13.5 billion at March 31, 2023, although there can be no assurance that we would be able to obtain financing for these properties.

We may also access the capital markets through additional debt (denominated in both U.S. dollars and euros) and equity offerings, as well as term loans and other bank debt (Note 16).

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

W. P. Carey 3/31/2023 10-Q – 52

Cash Requirements and Liquidity

As of March 31, 2023, we had (i) $147.9 million of cash and cash equivalents, (ii) approximately $1.1 billion of available capacity under our Unsecured Revolving Credit Facility (net of amounts reserved for standby letters of credit totaling $1.9 million), and (iii) available proceeds under our ATM Forwards of approximately $385.2 million. Our Senior Unsecured Credit Facility includes a $1.8 billion Unsecured Revolving Credit Facility and Unsecured Term Loans outstanding totaling $566.5 million as of March 31, 2023 (Note 10), and is scheduled to mature on February 20, 2025. As of March 31, 2023, scheduled debt principal payments total $325.6 million through December 31, 2023 and $1.6 billion through December 31, 2024, and our Senior Unsecured Notes do not start to mature until April 2024 (Note 10).

During the next 12 months following March 31, 2023 and thereafter, we expect that our significant cash requirements will include:

•funding acquisitions of new investments (Note 4);
•funding future capital commitments and tenant improvement allowances (Note 4);
•making scheduled principal and balloon payments on our debt obligations (Note 10);
•making scheduled interest payments on our debt obligations (future interest payments total $925.9 million, with $253.2 million due during the next 12 months; interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at March 31, 2023); and
•other normal recurring operating expenses.

We expect to fund these cash requirements through cash generated from operations, cash received from dispositions of properties, the use of our cash reserves or unused amounts on our Unsecured Revolving Credit Facility (as described above), proceeds from term loans or other bank debt (Note 16), issuances of common stock through our ATM Program (Note 12), and potential issuances of additional debt or equity securities. We may also choose to prepay certain of our non-recourse mortgage loan obligations, depending on our capital needs and market conditions at that time.

Our liquidity could be adversely affected by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, available capacity under our Unsecured Revolving Credit Facility, mortgage loan proceeds, and the issuance of additional debt or equity securities to meet these needs.

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at March 31, 2023.

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

Funds from Operations and Adjusted Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a non-GAAP measure known as FFO, which we believe to be an appropriate supplemental measure, when used in addition to and in conjunction with results presented in accordance with GAAP, to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental non-GAAP measure. FFO is not equivalent to, nor a substitute for, net income or loss as determined under GAAP.

W. P. Carey 3/31/2023 10-Q – 53

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

We also modify the NAREIT computation of FFO to adjust GAAP net income for certain non-cash charges, such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rent and related reserves, other non-cash rent adjustments, non-cash allowance for credit losses on loans receivable and finance leases, stock-based compensation, non-cash environmental accretion expense, amortization of discounts and premiums on debt, and amortization of deferred financing costs. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude non-core income and expenses, such as gains or losses from extinguishment of debt and merger and acquisition expenses. We also exclude realized and unrealized gains/losses on foreign currency exchange rate movements (other than those realized on the settlement of foreign currency derivatives), which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income to arrive at AFFO as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our portfolio performance over time and makes it more comparable to other REITs that are currently not engaged in acquisitions, mergers, and restructuring, which are not part of our normal business operations. AFFO also reflects adjustments for unconsolidated partnerships and jointly owned investments. We use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

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

W. P. Carey 3/31/2023 10-Q – 54

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income attributable to W. P. Carey	$294,380	$156,995
Adjustments:
Gain on sale of real estate, net (a)	(177,749)	(11,248)
Depreciation and amortization of real property	155,868	114,646
Impairment charges — real estate	—	20,179
Proportionate share of adjustments to earnings from equity method investments (b) (c)	2,606	7,683
Proportionate share of adjustments for noncontrolling interests (d)	(299)	(4)
Total adjustments	(19,574)	131,256
FFO (as defined by NAREIT) attributable to W. P. Carey	274,806	288,251
Adjustments:
Straight-line and other leasing and financing adjustments	(15,050)	(10,847)
Above- and below-market rent intangible lease amortization, net	10,861	11,004
Other (gains) and losses (e)	(8,100)	(35,745)
Stock-based compensation	7,766	7,833
Amortization of deferred financing costs	4,940	3,128
Tax expense (benefit) — deferred and other	4,366	(1,242)
Other amortization and non-cash items	472	552
Merger and other expenses (f)	24	(2,322)
Proportionate share of adjustments to earnings from equity method investments (c)	(926)	(1,781)
Proportionate share of adjustments for noncontrolling interests (d)	60	(5)
Total adjustments	4,413	(29,425)
AFFO attributable to W. P. Carey	$279,219	$258,826

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$274,806	$288,251
AFFO attributable to W. P. Carey	$279,219	$258,826

W. P. Carey 3/31/2023 10-Q – 55

FFO and AFFO from Real Estate were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income from Real Estate attributable to W. P. Carey	$293,231	$146,858
Adjustments:
Gain on sale of real estate, net (a)	(177,749)	(11,248)
Depreciation and amortization of real property	155,868	114,646
Impairment charges — real estate	—	20,179
Proportionate share of adjustments to earnings from equity method investments (b) (c)	2,606	7,683
Proportionate share of adjustments for noncontrolling interests (d)	(299)	(4)
Total adjustments	(19,574)	131,256
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	273,657	278,114
Adjustments:
Straight-line and other leasing and financing adjustments	(15,050)	(10,847)
Above- and below-market rent intangible lease amortization, net	10,861	11,004
Stock-based compensation	7,766	7,833
Other (gains) and losses (e)	(7,586)	(34,418)
Amortization of deferred financing costs	4,940	3,128
Tax (benefit) — deferred and other	4,366	(1,189)
Other amortization and non-cash items	472	552
Merger and other expenses (f)	24	(2,325)
Proportionate share of adjustments to earnings from equity method investments (c)	(926)	167
Proportionate share of adjustments for noncontrolling interests (d)	60	(5)
Total adjustments	4,927	(26,100)
AFFO attributable to W. P. Carey — Real Estate	$278,584	$252,014

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	$273,657	$278,114
AFFO attributable to W. P. Carey — Real Estate	$278,584	$252,014

W. P. Carey 3/31/2023 10-Q – 56

FFO and AFFO from Investment Management were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income from Investment Management attributable to W. P. Carey	$1,149	$10,137
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	1,149	10,137
Adjustments:
Other (gains) and losses	(514)	(1,327)
Tax expense (benefit) — deferred and other	—	(53)
Merger and other expenses	—	3
Proportionate share of adjustments to earnings from equity method investments (c)	—	(1,948)
Total adjustments	(514)	(3,325)
AFFO attributable to W. P. Carey — Investment Management	$635	$6,812

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	$1,149	$10,137
AFFO attributable to W. P. Carey — Investment Management	$635	$6,812
__________
(a)Amount for the three months ended March 31, 2023 includes a gain on sale of real estate of $176.2 million recognized upon a tenant’s notice of its intention to repurchase a portfolio of 78 net-lease self-storage properties and the reclassification of the investment to net investments in sales-type leases (Note 5).
(b)Amount for the three months ended March 31, 2022 includes our $4.6 million proportionate share of an impairment charge recognized on an equity method investment in real estate.
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
(e)Primarily comprised of gains and losses on extinguishment of debt, the mark-to-market fair value of equity securities, and foreign currency exchange rate movements, as well as non-cash allowance for credit losses on loans receivable and finance leases.
(f)Amount for the three months ended March 31, 2022 is primarily comprised of reversals of estimated liabilities for German real estate transfer taxes that were previously recorded in connection with mergers in prior years and costs incurred in connection with the CPA:18 Merger.

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

W. P. Carey 3/31/2023 10-Q – 57

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

At March 31, 2023, a significant portion (approximately 83.3%) of our long-term debt either bore interest at fixed rates or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2023 (in thousands):

	2023 (Remainder)	2024	2025	2026	2027	Thereafter	Total	Fair Value
Fixed-rate debt (a) (b)	$224,281	$1,206,153	$789,544	$982,812	$544,418	$3,101,706	$6,848,914	$6,129,469
Variable-rate debt (a)	$101,277	$37,332	$1,318,068	$11,290	$—	$—	$1,467,967	$1,466,110
__________
(a)Amounts are based on the exchange rate at March 31, 2023, as applicable.
(b)Amounts after 2023 are primarily comprised of principal payments for our Senior Unsecured Notes (Note 10).

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at March 31, 2023 would increase or decrease by $7.4 million for our euro-denominated debt, by $3.8 million for our British pound sterling-denominated debt, by $2.0 million for our U.S. dollar-denominated debt, and by $0.2 million for our Japanese yen-denominated debt, for each respective 1% change in annual interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Canadian dollar, the Japanese yen, and certain other currencies which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed several offerings of euro-denominated senior notes, and have borrowed under our Senior Unsecured Credit Facility in foreign currencies, including the euro, British pound sterling, and Japanese yen (Note 10). Volatile market conditions arising from certain macroeconomic factors may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, British pound sterling, or Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at March 31, 2023 of $2.8 million, $0.3 million, and less than $0.1 million, respectively, excluding the impact of our derivative instruments.

W. P. Carey 3/31/2023 10-Q – 58

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is well-diversified, it does contain concentrations in certain areas. There have been no material changes in our concentration of credit risk from what was disclosed in the 2022 Annual Report.

W. P. Carey 3/31/2023 10-Q – 59

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2023 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 3/31/2023 10-Q – 60

PART II — OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
10.1	Term Loan Credit Agreement, dated April 24, 2023, by and among W. P. Carey Inc. and Certain of its Subsidiaries identified therein as Guarantors, JP Morgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, and the Lenders party thereto	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

W. P. Carey 3/31/2023 10-Q – 61

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	April 28, 2023
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	April 28, 2023
		By:	/s/ Brian Zander
Brian Zander
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 3/31/2023 10-Q – 62

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
10.1	Term Loan Credit Agreement, dated April 24, 2023, by and among W. P. Carey Inc. and Certain of its Subsidiaries identified therein as Guarantors, JP Morgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, and the Lenders party thereto	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith