Form 10-Q
period 2023-06-30
W. P. Carey Inc.
filed 2023-07-28
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 213,925,817 shares of common stock, $0.001 par value, outstanding at July 21, 2023.

W. P. Carey 6/30/2023 10-Q – 1

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

W. P. Carey 6/30/2023 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
Investments in real estate:
Land, buildings and improvements — net lease and other	$13,563,837	$13,338,857
Land, buildings and improvements — operating properties	1,334,501	1,095,892
Net investments in finance leases and loans receivable	1,222,439	771,761
In-place lease intangible assets and other	2,748,013	2,659,750
Above-market rent intangible assets	806,619	833,751
Investments in real estate	19,675,409	18,700,011
Accumulated depreciation and amortization	(3,378,385)	(3,269,057)
Assets held for sale, net	43,002	57,944
Net investments in real estate	16,340,026	15,488,898
Equity method investments	340,285	327,502
Cash and cash equivalents	204,103	167,996
Other assets, net	1,154,945	1,080,227
Goodwill	1,036,966	1,037,412
Total assets (a)	$19,076,325	$18,102,035
Liabilities and Equity
Debt:
Senior unsecured notes, net	$5,978,294	$5,916,400
Unsecured term loans, net	1,113,491	552,539
Unsecured revolving credit facility	528,705	276,392
Non-recourse mortgages, net	995,435	1,132,417
Debt, net	8,615,925	7,877,748
Accounts payable, accrued expenses and other liabilities	643,830	623,843
Below-market rent and other intangible liabilities, net	157,728	184,584
Deferred income taxes	179,449	178,959
Dividends payable	232,461	228,257
Total liabilities (a)	9,829,393	9,093,391
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 213,901,170 and 210,620,949 shares, respectively, issued and outstanding	214	211
Additional paid-in capital	11,959,060	11,706,836
Distributions in excess of accumulated earnings	(2,510,816)	(2,486,633)
Deferred compensation obligation	62,046	57,012
Accumulated other comprehensive loss	(279,931)	(283,780)
Total stockholders’ equity	9,230,573	8,993,646
Noncontrolling interests	16,359	14,998
Total equity	9,246,932	9,008,644
Total liabilities and equity	$19,076,325	$18,102,035
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.
W. P. Carey 6/30/2023 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Real Estate:
Lease revenues	$369,124	$314,354	$721,460	$622,079
Income from finance leases and loans receivable	27,311	17,778	48,066	36,157
Operating property revenues	50,676	5,064	91,562	8,929
Other lease-related income	5,040	2,591	18,413	16,713
	452,151	339,787	879,501	683,878
Investment Management:
Asset management revenue	303	3,467	642	6,887
Reimbursable costs from affiliates	124	1,143	225	2,070
	427	4,610	867	8,957
	452,578	344,397	880,368	692,835
Operating Expenses
Depreciation and amortization	143,548	115,080	299,957	230,473
Operating property expenses	26,919	3,191	48,168	5,978
General and administrative	24,788	20,841	51,236	43,925
Reimbursable tenant costs	20,523	16,704	42,499	33,664
Stock-based compensation expense	8,995	9,758	16,761	17,591
Property expenses, excluding reimbursable tenant costs	5,371	11,851	18,143	25,630
Merger and other expenses	1,419	1,984	1,443	(338)
Reimbursable costs from affiliates	124	1,143	225	2,070
Impairment charges — real estate	—	6,206	—	26,385
	231,687	186,758	478,432	385,378
Other Income and Expenses
Interest expense	(75,488)	(46,417)	(142,684)	(92,470)
Non-operating income	4,509	5,974	9,135	14,520
Earnings from equity method investments	4,355	7,401	9,591	12,173
Gain on sale of real estate, net	1,808	31,119	179,557	42,367
Other gains and (losses)	(1,366)	(21,746)	6,734	13,999
	(66,182)	(23,669)	62,333	(9,411)
Income before income taxes	154,709	133,970	464,269	298,046
Provision for income taxes	(10,129)	(6,252)	(25,248)	(13,335)
Net Income	144,580	127,718	439,021	284,711
Net loss (income) attributable to noncontrolling interests	40	(40)	(21)	(38)
Net Income Attributable to W. P. Carey	$144,620	$127,678	$439,000	$284,673

Basic Earnings Per Share	$0.67	$0.66	$2.06	$1.48
Diluted Earnings Per Share	$0.67	$0.66	$2.05	$1.47
Weighted-Average Shares Outstanding
Basic	215,075,114	194,019,451	213,522,150	192,971,256
Diluted	215,184,485	194,763,695	213,875,471	193,706,035

See Notes to Consolidated Financial Statements.
W. P. Carey 6/30/2023 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income	$144,580	$127,718	$439,021	$284,711
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	9,479	(43,993)	15,936	(53,145)
Unrealized (loss) gain on derivative instruments	(4,937)	19,976	(12,200)	27,346
Reclassification of unrealized gain on investments to net income	—	—	—	(18,688)
	4,542	(24,017)	3,736	(44,487)
Comprehensive Income	149,122	103,701	442,757	240,224

Amounts Attributable to Noncontrolling Interests
Net loss (income)	40	(40)	(21)	(38)
Foreign currency translation adjustments	85	—	113	—
Comprehensive loss (income) attributable to noncontrolling interests	125	(40)	92	(38)
Comprehensive Income Attributable to W. P. Carey	$149,247	$103,661	$442,849	$240,186

See Notes to Consolidated Financial Statements.
W. P. Carey 6/30/2023 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at April 1, 2023	213,890,620	$214	$11,948,910	$(2,425,031)	$62,046	$(284,558)	$9,301,581	$17,781	$9,319,362
Shares issued upon delivery of vested restricted share awards	5,815	—	(292)				(292)		(292)
Shares issued upon purchases under employee share purchase plan	4,735	—	294				294		294
Amortization of stock-based compensation expense			8,995				8,995		8,995
Acquisition of noncontrolling interest			1,153				1,153	(1,153)	—
Distributions to noncontrolling interests							—	(144)	(144)
Dividends declared ($1.069 per share)				(230,405)			(230,405)		(230,405)
Net income				144,620			144,620	(40)	144,580
Other comprehensive income:
Foreign currency translation adjustments						9,564	9,564	(85)	9,479
Unrealized loss on derivative instruments						(4,937)	(4,937)		(4,937)
Balance at June 30, 2023	213,901,170	$214	$11,959,060	$(2,510,816)	$62,046	$(279,931)	$9,230,573	$16,359	$9,246,932

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at April 1, 2022	192,394,960	$192	$10,152,426	$(2,274,619)	$57,152	$(242,140)	$7,693,011	$1,650	$7,694,661
Shares issued under ATM Program, net	491,068	1	39,135				39,136		39,136
Shares issued upon delivery of vested restricted share awards	3,724	—	—				—		—
Shares issued upon purchases under employee share purchase plan	2,040	—	155				155		155
Amortization of stock-based compensation expense			9,758				9,758		9,758
Delivery of deferred vested shares, net			140		(140)		—		—
Distributions to noncontrolling interests							—	(51)	(51)
Dividends declared ($1.059 per share)				(205,898)			(205,898)		(205,898)
Net income				127,678			127,678	40	127,718
Other comprehensive loss:
Foreign currency translation adjustments						(43,993)	(43,993)		(43,993)
Unrealized gain on derivative instruments						19,976	19,976		19,976
Balance at June 30, 2022	192,891,792	$193	$10,201,614	$(2,352,839)	$57,012	$(266,157)	$7,639,823	$1,639	$7,641,462
(Continued)
W. P. Carey 6/30/2023 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2023	210,620,949	$211	$11,706,836	$(2,486,633)	$57,012	$(283,780)	$8,993,646	$14,998	$9,008,644
Shares issued under ATM Program, net	3,081,867	3	249,860				249,863		249,863
Shares issued upon delivery of vested restricted share awards	193,619	—	(13,618)				(13,618)		(13,618)
Shares issued upon purchases under employee share purchase plan	4,735	—	294				294		294
Amortization of stock-based compensation expense			16,761				16,761		16,761
Deferral of vested shares, net			(4,521)		4,521		—		—
Acquisition of noncontrolling interest			1,153				1,153	(1,153)	—
Contributions from noncontrolling interests							—	2,886	2,886
Distributions to noncontrolling interests							—	(280)	(280)
Dividends declared ($2.136 per share)			2,295	(463,183)	513		(460,375)		(460,375)
Net income				439,000			439,000	21	439,021
Other comprehensive income:
Foreign currency translation adjustments						16,049	16,049	(113)	15,936
Unrealized loss on derivative instruments						(12,200)	(12,200)		(12,200)
Balance at June 30, 2023	213,901,170	$214	$11,959,060	$(2,510,816)	$62,046	$(279,931)	$9,230,573	$16,359	$9,246,932

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2022	190,013,751	$190	$9,977,686	$(2,224,231)	$49,810	$(221,670)	$7,581,785	$1,666	$7,583,451
Shares issued under ATM Program, net	2,740,295	3	218,098				218,101		218,101
Shares issued upon delivery of vested restricted share awards	135,706	—	(6,600)				(6,600)		(6,600)
Shares issued upon purchases under employee share purchase plan	2,040	—	155				155		155
Amortization of stock-based compensation expense			17,591				17,591		17,591
Deferral of vested shares, net			(6,696)		6,696		—		—
Distributions to noncontrolling interests							—	(65)	(65)
Dividends declared ($2.116 per share)			1,380	(413,281)	506		(411,395)		(411,395)
Net income				284,673			284,673	38	284,711
Other comprehensive loss:
Foreign currency translation adjustments						(53,145)	(53,145)		(53,145)
Unrealized gain on derivative instruments						27,346	27,346		27,346
Reclassification of unrealized gain on investments to net income						(18,688)	(18,688)		(18,688)
Balance at June 30, 2022	192,891,792	$193	$10,201,614	$(2,352,839)	$57,012	$(266,157)	$7,639,823	$1,639	$7,641,462
See Notes to Consolidated Financial Statements.
W. P. Carey 6/30/2023 10-Q – 7

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows — Operating Activities
Net income	$439,021	$284,711
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	309,988	237,672
Gain on sale of real estate, net	(179,557)	(42,367)
Straight-line rent adjustments	(35,965)	(27,146)
Amortization of rent-related intangibles and deferred rental revenue	19,793	22,701
Stock-based compensation expense	16,761	17,591
Distributions of earnings from equity method investments	9,931	15,907
Earnings from equity method investments	(9,591)	(12,173)
Decrease in allowance for credit losses	(3,629)	(980)
Net realized and unrealized gains on equity securities, extinguishment of debt, foreign currency exchange rate movements, and other	(2,126)	(12,621)
Deferred income tax expense (benefit)	1,643	(1,597)
Impairment charges — real estate	—	26,385
Asset management revenue received in shares of CPA:18 – Global	—	(1,024)
Net changes in other operating assets and liabilities	(35,935)	(60,176)
Net Cash Provided by Operating Activities	530,334	446,883
Cash Flows — Investing Activities
Purchases of real estate	(895,034)	(614,397)
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(62,135)	(56,741)
Proceeds from sales of real estate	44,061	115,133
Tenant-funded escrow for investing activities	29,787	—
Capital contributions to equity method investments	(23,677)	(39,609)
Return of capital from equity method investments	9,943	8,105
Other investing activities, net	(8,563)	(2,723)
Proceeds from redemption of WLT preferred stock (Note 8)	—	65,000
Funding of short-term loans to affiliates	—	(26,000)
Investment in loan receivable	—	(19,293)
Proceeds from repayment of short-term loans to affiliates	—	10,000
Net Cash Used in Investing Activities	(905,618)	(560,525)
Cash Flows — Financing Activities
Proceeds from Unsecured Revolving Credit Facility	1,820,608	696,984
Repayments of Unsecured Revolving Credit Facility	(1,577,153)	(657,866)
Proceeds from term loans	546,014	283,139
Dividends paid	(456,171)	(407,728)
Proceeds from shares issued under ATM Program, net of selling costs	249,806	218,095
Scheduled payments of mortgage principal	(85,888)	(14,705)
Prepayments of mortgage principal	(52,876)	(10,380)
Payments for withholding taxes upon delivery of equity-based awards	(13,618)	(6,599)
Contributions from noncontrolling interests	2,886	—
Other financing activities, net	2,193	5,656
Distributions to noncontrolling interests	(280)	(65)
Net Cash Provided by Financing Activities	435,521	106,531
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,909	(10,346)
Net increase (decrease) in cash and cash equivalents and restricted cash	62,146	(17,457)
Cash and cash equivalents and restricted cash, beginning of period	224,141	217,950
Cash and cash equivalents and restricted cash, end of period	$286,287	$200,493
See Notes to Consolidated Financial Statements.
W. P. Carey 6/30/2023 10-Q – 8

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

On August 1, 2022, a non-traded REIT that we advised, Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global”) merged with and into one of our indirect subsidiaries (the “CPA:18 Merger”). At June 30, 2023, we were the advisor to Carey European Student Housing Fund I, L.P. (“CESH”), a limited partnership formed for the purpose of developing, owning, and operating student housing properties in Europe (Note 3). We refer to CPA:18 – Global (prior to the CPA:18 Merger) and CESH collectively as the “Managed Programs.” We no longer raise capital for new or existing funds, but currently expect to continue managing CESH through the end of its life cycle (Note 3).

Reportable Segments

Real Estate — Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Northern and Western Europe, which are leased to companies on a triple-net lease basis. At June 30, 2023, our portfolio was comprised of our full or partial ownership interests in 1,475 properties, totaling approximately 180 million square feet, substantially all of which were net leased to 398 tenants, with a weighted-average lease term of 11.2 years and an occupancy rate of 99.0%. In addition, at June 30, 2023, our portfolio was comprised of full or partial ownership interests in 100 operating properties, including 85 self-storage properties, 13 hotels, and two student housing properties, totaling approximately 7.8 million square feet.

Investment Management — Through our TRSs, we manage the real estate investment portfolio for CESH, for which we earn asset management revenue. We may also be entitled to receive certain distributions pursuant to our advisory arrangements with CESH. At June 30, 2023, CESH wholly owned (i) two net-leased properties, totaling approximately 0.2 million square feet, both of which were leased to one tenant, with an occupancy rate of 100.0%, and (ii) one build-to-suit project.

W. P. Carey 6/30/2023 10-Q – 9

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

At June 30, 2023 and December 31, 2022, we considered 15 and 16 entities, respectively, to be VIEs, of which we consolidated 10 and 11, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	June 30, 2023	December 31, 2022
Land, buildings and improvements — net lease and other	$170,638	$590,390
Land, buildings and improvements — operating properties	73,057	143,390
Net investments in finance leases and loans receivable	595,524	144,103
In-place lease intangible assets and other	28,343	72,070
Above-market rent intangible assets	11,037	33,634
Accumulated depreciation and amortization	(25,837)	(176,379)
Total assets	888,756	843,500

Non-recourse mortgages, net	$56,738	$132,950
Below-market rent and other intangible liabilities, net	32	18,891
Total liabilities	97,015	199,633

At both June 30, 2023 and December 31, 2022, our five unconsolidated VIEs included our interests in (i) three unconsolidated real estate investments, which we account for under the equity method of accounting (we do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities), and (ii) two unconsolidated investments in equity securities, which we accounted for as investments in shares of the entities at fair value. As of June 30, 2023, and December 31, 2022, the net carrying amount of our investments in these entities was $715.0 million and $693.4 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

W. P. Carey 6/30/2023 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)
Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Amounts due from affiliates are now included within Other assets, net in the consolidated balance sheets. Previously, such amounts were included within Due from affiliates in the consolidated balance sheets.

Revenue Recognition

There have been no significant changes in our policies for revenue from contracts under Accounting Standards Codification (“ASC”) 606 from what was disclosed in the 2022 Annual Report. ASC 606 does not apply to our lease revenues, which constitute a majority of our revenues, but primarily applies to revenues generated from our hotel operating properties and our Investment Management segment. Revenue from contracts for our Real Estate segment primarily represented hotel operating property revenues of $24.7 million and $3.3 million for the three months ended June 30, 2023 and 2022, respectively, and $40.2 million and $5.4 million for the six months ended June 30, 2023 and 2022, respectively, generated from 13 hotels located in the United States (12 of which were reclassified from net leases to operating properties in the first quarter of 2023 (Note 4)). Revenue from contracts under ASC 606 from our Investment Management segment is discussed in Note 3.

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$204,103	$167,996
Restricted cash (a)	82,184	56,145
Total cash and cash equivalents and restricted cash	$286,287	$224,141
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

W. P. Carey 6/30/2023 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)
The following tables present a summary of revenue earned, reimbursable costs, and distributions of Available Cash received/accrued from the Managed Programs for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Asset management revenue (a) (b)	$303	$3,467	$642	$6,887
Reimbursable costs from affiliates (a)	124	1,143	225	2,070
Distributions of Available Cash (c)	—	2,814	—	5,401
Interest income on loans to affiliates (d)	—	75	—	108
	$427	$7,499	$867	$14,466

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
CESH	$427	$562	$867	$1,078
CPA:18 – Global	—	6,937	—	13,388
	$427	$7,499	$867	$14,466
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

The following table presents a summary of amounts due from affiliates, which are included within Other assets, net in the consolidated financial statements (in thousands):

	June 30, 2023	December 31, 2022
Asset management fees receivable	$300	$386
Reimbursable costs	295	204
Accounts receivable	79	329
	$674	$919

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

W. P. Carey 6/30/2023 10-Q – 12

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

Other

At June 30, 2023, we owned interests in nine jointly owned investments in real estate, with the remaining interests held by third parties. We consolidate five such investments and account for the remaining four investments under the equity method of accounting (Note 7). In addition, we owned limited partnership units of CESH at that date. We elected to account for our investment in CESH under the fair value option (Note 7).

Note 4. Land, Buildings and Improvements, and Assets Held for Sale

Land, Buildings and Improvements — Net Lease and Other

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
Land	$2,436,946	$2,400,002
Buildings and improvements	11,075,657	10,916,630
Real estate under construction	51,234	22,225
Less: Accumulated depreciation	(1,670,860)	(1,672,091)
	$11,892,977	$11,666,766

During the six months ended June 30, 2023, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro increased by 1.9% to $1.0866 from $1.0666. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements — net lease and other increased by $67.6 million from December 31, 2022 to June 30, 2023.

During the six months ended June 30, 2023, we reclassified a portfolio of 78 properties classified as Land, buildings and improvements — net lease and other to Net investments in finance leases and loans receivable due to the tenant’s notice of intention to exercise a purchase option. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $288.2 million from December 31, 2022 to June 30, 2023 (Note 5).

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

In connection with a change in lease classification due to an extension of the underlying lease, we reclassified one property with an aggregate carrying value of $10.9 million from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other during the six months ended June 30, 2023 (Note 5).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $79.7 million and $73.0 million for the three months ended June 30, 2023 and 2022, respectively, and $171.0 million and $145.0 million for the six months ended June 30, 2023 and 2022, respectively.

W. P. Carey 6/30/2023 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)
Acquisitions of Real Estate

During the six months ended June 30, 2023, we entered into the following investments, which were deemed to be real estate asset acquisitions (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs
Various, United States	6	1/12/2023	Industrial	$64,861
Various, Italy (5 properties) and Spain (3 properties) (a)	8	3/23/2023	Industrial	79,218
Various, Canada	11	4/1/2023	Industrial, Warehouse	467,811
Various, United States (4 properties), Canada (3 properties), and Mexico (2 properties) (b)	9	4/18/2023	Industrial	97,952
Various, United States (c)	9	5/5/2023; 5/26/2023	Retail (Car Wash)	39,713
Various, United States	4	6/15/2023	Education (Medical School)	139,092
	47			$888,647
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.
(b)Amount includes $3.1 million for an expansion at a property leased to this tenant that we already own.
(c)We also entered into a purchase agreement to acquire two additional retail (car wash) facilities leased to this tenant totaling $8.7 million, which is expected to be completed during the third quarter of 2023.

The aggregate purchase price allocation for investments disclosed above is as follows (dollars in thousands):

Total Capitalized Costs
Land	$135,502
Buildings and improvements	604,973
Intangible assets:
In-place lease (weighted-average expected life of 21.9 years)	142,073
Right-of-use assets:
Finance lease (a)	12,981
Prepaid rent liabilities	(6,882)
$888,647
__________
(a)Represents consideration paid to acquire a leasehold interest in land, buildings and improvements. The lease was determined to be a finance lease due to our intention to acquire the land, buildings and improvements upon lease expiration. These assets are included in In-place lease intangible assets and other in the consolidated balance sheets.

Real Estate Under Construction

During the six months ended June 30, 2023, we capitalized real estate under construction totaling $54.5 million. The number of construction projects in progress with balances included in real estate under construction was 11 and eight as of June 30, 2023 and December 31, 2022, respectively. Aggregate unfunded commitments totaled approximately $90.9 million and $61.1 million as of June 30, 2023 and December 31, 2022, respectively.

W. P. Carey 6/30/2023 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)
During the six months ended June 30, 2023, we completed the following construction projects (dollars in thousands):

Property Location(s)	Primary Transaction Type	Number of Properties	Date of Completion	Property Type	Total Capitalized Costs
Evansville, Indiana and Lawrence, Kansas	Renovation	2	3/23/2023	Industrial	$20,637
		2			$20,637

During the six months ended June 30, 2023, we committed to fund two redevelopment projects, for an aggregate amount of $61.7 million. We currently expect to complete one project in the first quarter of 2024 and one project in the first quarter of 2025.

Capitalized interest incurred during construction was less than $0.1 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $0.1 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively, which reduces Interest expense in the consolidated statements of income.

Dispositions of Properties

During the six months ended June 30, 2023, we sold six properties, which were classified as Land, buildings and improvements — net lease and other. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $28.1 million from December 31, 2022 to June 30, 2023 (Note 14).

Other Lease-Related income

2023 — For the three and six months ended June 30, 2023, other lease-related income on our consolidated statements of income included: (i) other lease-related settlements totaling $4.3 million and $5.6 million, respectively and (ii) lease termination income totaling $11.4 million for the six months ended June 30, 2023, received from two tenants in connection with the sales of the properties they occupied.

2022 — For the three and six months ended June 30, 2022, other lease-related income on our consolidated statements of income included: (i) other lease-related settlements totaling $1.4 million and $6.1 million, respectively; (ii) income from a parking garage attached to one of our net-leased properties totaling $0.6 million and $1.2 million, respectively; and (iii) lease termination income of $8.2 million received from a tenant during the six months ended June 30, 2022.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease income — fixed	$324,468	$281,269	$632,534	$557,410
Lease income — variable (a)	44,656	33,085	88,926	64,669
Total operating lease income	$369,124	$314,354	$721,460	$622,079
__________
(a)Includes (i) rent increases based on changes in the U.S. Consumer Price Index (“CPI”) and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

W. P. Carey 6/30/2023 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)
Land, Buildings and Improvements — Operating Properties

At June 30, 2023, Land, buildings and improvements — operating properties consisted of our investments in 76 consolidated self-storage properties, 13 consolidated hotels, and two consolidated student housing properties. At December 31, 2022, Land, buildings and improvements — operating properties consisted of our investments in 75 consolidated self-storage properties, two consolidated student housing properties, and one consolidated hotel. Below is a summary of our Land, buildings and improvements — operating properties (in thousands):

	June 30, 2023	December 31, 2022
Land	$154,119	$122,317
Buildings and improvements	1,180,382	955,009
Real estate under construction	—	18,566
Less: Accumulated depreciation	(99,679)	(28,295)
	$1,234,822	$1,067,597

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

During the six months ended June 30, 2023, the U.S. dollar weakened against the British pound sterling, resulting in an increase of $4.6 million in the carrying value of our Land, buildings and improvements — operating properties from December 31, 2022 to June 30, 2023

During the six months ended June 30, 2023, we completed a student housing development project and reclassified $23.5 million from real estate under construction to buildings and improvements attributable to operating properties.

On June 22, 2023, we acquired a self-storage operating property located in Little Rock, Arkansas for $6.2 million, including land of $1.7 million, buildings and improvements of $4.4 million, and in-place lease intangible assets of $0.1 million (with an expected life of 0.5 years). We also committed to fund $3.6 million for an expansion at this facility, which is expected to be completed in the second quarter of 2024.

Depreciation expense on our buildings and improvements attributable to operating properties was $7.7 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, and $14.9 million and $1.4 million for the six months ended June 30, 2023 and 2022.

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	June 30, 2023	December 31, 2022
Land, buildings and improvements — net lease and other	$34,679	$47,134
In-place lease intangible assets and other	8,132	10,854
Above-market rent intangible assets	191	3,210
Accumulated depreciation and amortization	—	(3,254)
Assets held for sale, net	$43,002	$57,944

At June 30, 2023, we had one property classified as Assets held for sale, net, with a carrying value of $43.0 million. At December 31, 2022 we had three properties classified as Assets held for sale, net, with an aggregate carrying value of $57.9 million. Two of these properties were sold in the first quarter of 2023.

W. P. Carey 6/30/2023 10-Q – 16

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

Finance Receivables

Net investments in finance leases and loans receivable are summarized as follows (in thousands):

	Maturity Date	June 30, 2023	December 31, 2022
Net investments in direct financing leases (a)	2023 – 2036	$495,881	$498,313
Net investments in sales-type leases (b)	2024	451,421	—
Sale-leaseback transactions accounted for as loans receivable (b) (c)	2038 – 2052	235,887	234,198
Secured loans receivable (d)	2023 – 2024	39,250	39,250
		$1,222,439	$771,761
__________
(a)Amounts are net of allowance for credit losses, as disclosed below under Net Investments in Direct Financing Leases.
(b)These investments are assessed for credit loss allowances but no such allowances were recorded as of June 30, 2023 or December 31, 2022.
(c)These investments are accounted for as loans receivable in accordance with ASC 310, Receivables and ASC 842, Leases. Maturity dates reflect the current lease maturity dates.
(d)Amounts are net of allowance for credit losses of $2.1 million as of both June 30, 2023 and December 31, 2022.

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
Lease payments receivable	$308,540	$332,618
Unguaranteed residual value	465,995	470,839
	774,535	803,457
Less: unearned income	(273,550)	(296,411)
Less: allowance for credit losses (a)	(5,104)	(8,733)
	$495,881	$498,313
__________
(a)During the six months ended June 30, 2023 and 2022, we recorded a net release of allowance for credit losses of $3.6 million and $1.0 million, respectively, on our net investments in direct financing leases due to changes in expected economic conditions and improved credit quality for certain tenants, which was included within Other gains and (losses) in our consolidated statements of income.

Income from direct financing leases, which is included in Income from finance leases and loans receivable in the consolidated financial statements, was $12.8 million and $13.3 million for the three months ended June 30, 2023 and 2022, respectively, and $25.4 million and $27.2 million for the six months ended June 30, 2023 and 2022.

During the six months ended June 30, 2023, we reclassified one property with an aggregate carrying value of $10.9 million from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other in connection with a change in lease classification due to an extension of the underlying lease. During the six months ended June 30, 2023, the U.S. dollar weakened against the euro, resulting in a $7.5 million increase in the carrying value of Net investments in finance leases and loans receivable from December 31, 2022 to June 30, 2023.

W. P. Carey 6/30/2023 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
Net Investments in Sales-Type Leases

On February 28, 2023, a related party of the tenant occupying our portfolio of 78 net-lease self-storage properties located in the United States provided notice of its intention to exercise its option to repurchase the properties. The purchase price will be calculated using the U.S. CPI as of the closing date.

In accordance with ASC 842, Leases, we reclassified these net-lease assets to net investments in sales-type leases totaling $451.4 million on our consolidated balance sheets as of June 30, 2023 (based on the present value of remaining rents and estimated purchase price, using the CPI rates as of the exercise notice date), since the related party of the tenant provided notice of its intention to exercise its purchase option. In connection with this transaction, we reclassified the following amounts to Net investments in finance leases and loans receivable: (i) $393.7 million from Land, buildings and improvements — net lease and other, (ii) $36.6 million from In-place lease intangible assets and other, (iii) $22.4 million from Above-market rent intangible assets, (iv) $18.5 million from Below-market rent and other intangible liabilities, net, and (v) $159.0 million from Accumulated depreciation and amortization. We recognized an aggregate Gain on sale of real estate, net, of $176.2 million during the six months ended June 30, 2023 related to this transaction.

Earnings from our net investments in sales-type leases are included in Income from finance leases and loans receivable in the consolidated financial statements, and totaled $9.7 million and $12.9 million for the three and six months ended June 30, 2023, respectively. Prior to this reclassification to net investments in sales-type leases, earnings from this investment were recognized in Lease revenues in the consolidated financial statements.

Net investments in sales-type leases is summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
Lease payments receivable (a)	$480,484	$—
	480,484	—
Less: unearned income	(29,063)	—
	$451,421	$—
__________
(a)Includes estimated purchase price and total rents owed.

Loans Receivable

Earnings from our loans receivable are included in Income from finance leases and loans receivable in the consolidated financial statements, and totaled $4.9 million and $4.5 million for the three months ended June 30, 2023 and 2022, respectively, and $9.7 million and $8.9 million for the six months ended June 30, 2023 and 2022, respectively.

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. During the six months ended June 30, 2023, we reclassified certain assets to net investments in sales-type leases (which are considered finance receivables), as described above under Net Investments in Sales-Type Leases. At both June 30, 2023 and December 31, 2022, no material balances of our finance receivables were past due. Other than the lease extension noted under Net Investments in Direct Financing Leases above, there were no material modifications of finance receivables during the six months ended June 30, 2023.

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

W. P. Carey 6/30/2023 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)
A summary of our finance receivables by internal credit quality rating, excluding our allowance for credit losses, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
1 – 3	19	19	$1,107,066	$664,761
4	8	8	122,577	117,833
5	—	—	—	—
			$1,229,643	$782,594

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

Net lease intangibles recorded in connection with property acquisitions during the six months ended June 30, 2023 are described in Note 4.

Goodwill decreased by $0.4 million during the six months ended June 30, 2023 due to foreign currency translation adjustments, and was fully reflected within our Real Estate segment as of both June 30, 2023 and December 31, 2022.

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$20,342	$(19,347)	$995	$19,812	$(19,144)	$668
	20,342	(19,347)	995	19,812	(19,144)	668
Lease Intangibles:
In-place lease	2,597,957	(1,098,657)	1,499,300	2,523,318	(1,061,235)	1,462,083
Above-market rent	806,619	(509,189)	297,430	833,751	(507,436)	326,315
	3,404,576	(1,607,846)	1,796,730	3,357,069	(1,568,671)	1,788,398
Goodwill
Goodwill	1,036,966	—	1,036,966	1,037,412	—	1,037,412
Total intangible assets	$4,461,884	$(1,627,193)	$2,834,691	$4,414,293	$(1,587,815)	$2,826,478

Finite-Lived Intangible Liabilities
Below-market rent	$(234,289)	$76,561	$(157,728)	$(293,160)	$125,287	$(167,873)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	—	—	—	(16,711)	—	(16,711)
Total intangible liabilities	$(234,289)	$76,561	$(157,728)	$(309,871)	$125,287	$(184,584)

W. P. Carey 6/30/2023 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)
During the six months ended June 30, 2023, the U.S. dollar weakened against the euro, resulting in an increase of $11.4 million in the carrying value of our net intangible assets from December 31, 2022 to June 30, 2023. See Note 5 for a description of intangible assets and liabilities reclassified to net investments in sales-type leases during the six months ended June 30, 2023.

Net amortization of intangibles, including the effect of foreign currency translation, was $63.6 million and $50.8 million for the three months ended June 30, 2023 and 2022, respectively, and $131.2 million and $103.5 million for the six months ended June 30, 2023 and 2022, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of internal-use software development and in-place lease intangibles is included in Depreciation and amortization.

Note 7. Equity Method Investments

We own interests in certain unconsolidated real estate investments with third parties and in the Managed Programs. There have been no significant changes in our equity method investment policies from what was disclosed in the 2022 Annual Report.

Interests in Unconsolidated Real Estate Investments

We own equity interests in properties that are generally leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. The underlying investments are jointly owned with third parties. We account for these investments under the equity method of accounting. Operating results of our unconsolidated real estate investments are included in the Real Estate segment.

The following table sets forth our ownership interests in our equity method investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

			Carrying Value at
Lessee/Fund/Description	Co-owner	Ownership Interest	June 30, 2023	December 31, 2022
Las Vegas Retail Complex (a)	Third Party	N/A	$220,088	$196,352
Johnson Self Storage	Third Party	90%	64,786	65,707
Kesko Senukai (b)	Third Party	70%	29,353	38,569
Harmon Retail Corner (c)	Third Party	15%	24,250	24,649
			$338,477	$325,277
__________
(a)On June 10, 2021, we entered into an agreement to fund a construction loan of approximately $261.9 million (as of June 30, 2023) for a retail complex in Las Vegas, Nevada. Through June 30, 2023, we funded $216.8 million, including $23.7 million during the six months ended June 30, 2023. Equity income from this investment was $5.9 million and $3.4 million for the six months ended June 30, 2023 and 2022, respectively, which was recognized within Earnings from equity method investments in our consolidated statements of income.
(b)The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.
(c)This investment is reported using the hypothetical liquidation at book value model, which may be different than pro rata ownership percentages, primarily due to the capital structure of the partnership agreement.

We received aggregate distributions of $19.9 million and $18.4 million from our unconsolidated real estate investments for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023 and December 31, 2022, the aggregate unamortized basis differences on our unconsolidated real estate investments were $18.5 million and $19.1 million, respectively.

W. P. Carey 6/30/2023 10-Q – 20

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

CPA:18 – Global — On August 1, 2022, we acquired all of the remaining interests in CPA:18 – Global and the CPA:18 – Global operating partnership in the CPA:18 Merger (Note 1). We received distributions from this investment during the six months ended June 30, 2022 of $1.1 million. We received distributions from our investment in the CPA:18 – Global operating partnership during the six months ended June 30, 2022 of $5.4 million (Note 3).

CESH — We have elected to account for our investment in 2.43% of CESH at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH on a one quarter lag; therefore, the balance of our equity method investment in CESH recorded as of June 30, 2023 is based on the estimated fair value of our investment as of March 31, 2023. The carrying amount of our investment in CESH was $1.8 million and $2.2 million as of June 30, 2023 and December 31, 2022, respectively. We received distributions from this investment during the six months ended June 30, 2023 and 2022 of $0.5 million and $1.2 million, respectively.

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

W. P. Carey 6/30/2023 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)
Investment in Shares of Lineage Logistics — We have elected to apply the measurement alternative under Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10) to account for our investment in shares of Lineage Logistics (a cold storage REIT), which is included in Other assets, net in the consolidated financial statements. Under this alternative, the carrying value is adjusted for any impairments or changes in fair value resulting from observable transactions for similar or identical investments in the issuer. We classified this investment as Level 3 because it is not traded in an active market. During the six months ended June 30, 2022, we received cash dividends of $4.3 million from our investment in shares of Lineage Logistics, which was recorded within Non-operating income in the consolidated financial statements. The fair value of this investment was $404.9 million at both June 30, 2023 and December 31, 2022.

Investment in Shares of GCIF — We account for our investment in shares of Guggenheim Credit Income Fund (“GCIF”), which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 2 because we used a quoted price from an inactive market to determine its fair value. During the six months ended June 30, 2023, we received liquidating distributions from our investment in shares of GCIF totaling $0.8 million, which reduced the cost basis of our investment (in March 2021, GCIF announced its intention to liquidate and to distribute substantially all of its assets). The fair value of our investment in shares of GCIF was $0.9 million and $1.7 million at June 30, 2023 and December 31, 2022, respectively.

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

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the six months ended June 30, 2023 or 2022. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		June 30, 2023		December 31, 2022
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2 and 3	$5,978,294	$5,344,811	$5,916,400	$5,238,588
Non-recourse mortgages, net (a) (b) (d)	3	995,435	981,273	1,132,417	1,109,449
__________
(a)The carrying value of Senior Unsecured Notes, net (Note 10) includes unamortized deferred financing costs of $23.5 million and $25.9 million at June 30, 2023 and December 31, 2022, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of less than $0.1 million at both June 30, 2023 and December 31, 2022.
(b)The carrying value of Senior Unsecured Notes, net includes unamortized discount of $22.1 million and $24.1 million at June 30, 2023 and December 31, 2022, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $7.7 million and $10.3 million at June 30, 2023 and December 31, 2022, respectively.
W. P. Carey 6/30/2023 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)
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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility and Unsecured Term Loan due 2026 (Note 10), but excluding finance receivables (Note 5), had fair values that approximated their carrying values at both June 30, 2023 and December 31, 2022.

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

The following tables present information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended June 30,
	2023		2022
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate and intangibles	$—	$—	$10,270	$6,206
		$—		$6,206

	Six Months Ended June 30,
	2023		2022
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate and intangibles	$—	$—	$24,497	$26,385
		$—		$26,385

Impairment charges, and their related triggering events and fair value measurements, recognized during the three and six months ended June 30, 2023 and 2022 were as follows:

Real Estate and Intangibles

The impairment charges described below are reflected within Impairment charges — real estate in our consolidated statements of income.

During the three and six months ended June 30, 2022, we recognized impairment charges totaling $6.2 million on two properties in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices. We sold one property in August 2022 and one property in March 2023.

During the six months ended June 30, 2022, we recognized an impairment charge of $10.9 million on a property in order to reduce its carrying value to its estimated fair value, which declined due to changes in expected cash flows related to the existing tenant’s lease expiration in 2023. The fair value measurement was determined by estimating discounted cash flows using two significant unobservable inputs, which were the cash flow discount rate (14.0%) and terminal capitalization rate (11.0%)

W. P. Carey 6/30/2023 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)
In March 2022, we entered into a transaction to restructure certain leases with Pendragon PLC (a tenant at certain automotive dealerships in the United Kingdom). Under this restructuring, we extended the leases on 30 properties by 11 years (no change to rent) and entered into an agreement to dispose of 12 properties, with the tenant continuing to pay rent until the earlier of sale date or certain specified dates over the following 12 months. As a result, during the six months ended June 30, 2022, we recognized impairment charges totaling $9.3 million on six of these properties in order to reduce the carrying values of the properties to their estimated fair values. The fair value measurements for the properties were determined using a direct capitalization rate analysis; the capitalization rate for the various scenarios ranged from 4.75% to 10.00%. Four of these impaired properties were sold in 2022.

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

Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2022 Annual Report. At both June 30, 2023 and December 31, 2022, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Foreign currency collars	Other assets, net	$20,717	$32,631	$—	$—
Interest rate swaps	Other assets, net	3,839	2,679	—	—
Interest rate cap	Other assets, net	4	14	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(2,168)	(1,445)
		24,560	35,324	(2,168)	(1,445)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	3,950	3,950	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(289)	(248)
		3,950	3,950	(289)	(248)
Total derivatives		$28,510	$39,274	$(2,457)	$(1,693)

W. P. Carey 6/30/2023 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)
The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (a)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2023	2022	2023	2022
Foreign currency collars	$(6,412)	$18,456	$(12,638)	$23,654
Interest rate swaps	1,827	575	1,197	1,356
Interest rate cap	1	2	(6)	5
Total	$(4,584)	$19,033	$(11,447)	$25,015

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Foreign currency collars	Non-operating income	$3,564	$3,359	$7,869	$5,463
Interest rate swaps and cap	Interest expense	103	(122)	473	(286)
Total		$3,667	$3,237	$8,342	$5,177
__________
(a)Excludes net losses of $0.4 million and net gains of $0.9 million recognized on unconsolidated jointly owned investments for the three months ended June 30, 2023 and 2022, respectively, and net losses of $0.8 million and net gains of $2.3 million for the six months ended June 30, 2023 and 2022, respectively.

Amounts reported in Other comprehensive income (loss) related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Non-operating income when the hedged foreign currency contracts are settled. As of June 30, 2023, we estimate that an additional $3.1 million and $9.9 million will be reclassified as Interest expense and Non-operating income, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Foreign currency collars	Non-operating income	$183	$2,575	$(16)	$3,783
Interest rate swaps	Interest expense	(131)	144	(537)	331
Derivatives Not in Cash Flow Hedging Relationships
Foreign currency collars	Other gains and (losses)	98	842	(41)	1,126
Total		$150	$3,561	$(594)	$5,240

See below for information on our purposes for entering into derivative instruments.

Interest Rate Swaps and Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we generally seek long-term debt financing on a fixed-rate basis. However, from time to time, we have obtained, and may in the future obtain, variable-rate (i) non-recourse mortgage loans and (ii) unsecured term loans (Note 10) and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of a loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

W. P. Carey 6/30/2023 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)
The interest rate swaps and caps that our consolidated subsidiaries had outstanding at June 30, 2023 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2023 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	5	545,356	EUR	$2,611
Interest rate swaps	4	31,486	USD	1,228
Interest rate cap	1	10,296	EUR	4
				$3,843
__________
(a)Fair value amounts are based on the exchange rate of the euro at June 30, 2023, as applicable.

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

The following table presents the foreign currency collars that we had outstanding at June 30, 2023 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2023
Designated as Cash Flow Hedging Instruments
Foreign currency collars	66	280,000	EUR	$15,753
Foreign currency collars	55	34,980	GBP	2,796
Not Designated as Cash Flow Hedging Instruments
Foreign currency collars	2	16,000	EUR	(289)
				$18,260

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2023. At June 30, 2023, our total credit exposure and the maximum exposure to any single counterparty was $22.2 million and $4.6 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At June 30, 2023, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $2.5 million and $1.7 million at June 30, 2023 and December 31, 2022, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at June 30, 2023 or December 31, 2022, we could have been required to settle our obligations under these agreements at their aggregate termination value of $2.5 million and $1.7 million, respectively.

W. P. Carey 6/30/2023 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)
Net Investment Hedges

Certain borrowings under our Senior Unsecured Notes, Unsecured Revolving Credit Facility, and Unsecured Term Loans (all as defined in Note 10) denominated in euro, British pounds sterling, or Japanese yen are designated as, and are effective as, economic hedges of our net investments in foreign entities.

Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under our euro-denominated senior notes and changes in the value of our euro, Japanese yen, and British pound sterling borrowings under our Senior Unsecured Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. Such gains (losses) related to non-derivative net investment hedges were $2.1 million and $236.4 million for the three months ended June 30, 2023 and 2022, respectively, and $(69.4) million and $313.3 million for the six months ended June 30, 2023 and 2022, respectively.

Note 10. Debt

Senior Unsecured Credit Facility

As of December 31, 2022, we had a senior credit facility, which had capacity of approximately $2.4 billion, comprised of (i) a $1.8 billion unsecured revolving credit facility for our working capital needs, acquisitions, and other general corporate purposes (our “Unsecured Revolving Credit Facility”), (ii) a £270.0 million term loan (our “Term Loan due 2025”), and (iii) a €215.0 million delayed draw term loan (our “Delayed Draw Term Loan due 2025”). We refer to the entire facility collectively as our “Senior Unsecured Credit Facility.” As of December 31, 2022, the aggregate principal amount (of revolving and term loans) available under the Senior Unsecured Credit Facility was able to be increased up to an amount not to exceed the U.S. dollar equivalent of $2.75 billion, subject to the conditions to increase set forth in our credit agreement.

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

The Senior Unsecured Credit Facility includes the ability to borrow in certain currencies other than U.S. dollars and has a maturity date of February 20, 2025. At June 30, 2023, our Unsecured Revolving Credit Facility had available capacity of approximately $1.3 billion (net of amounts reserved for standby letters of credit totaling $1.9 million). We incur an annual facility fee of 0.15% of the total commitment on our Unsecured Revolving Credit Facility, which is included within Interest expense in our consolidated statements of income.

Term Loan Agreement

On April 24, 2023, we entered into a €500.0 million unsecured term loan maturing on April 24, 2026 (our “Unsecured Term Loan due 2026”), comprised of (i) a €300.0 million term loan (our “Term Loan due 2026”) and (ii) a €200.0 million delayed draw term loan (our “Delayed Draw Term Loan due 2026”), which was drawn in full at closing. The amount available under the Unsecured Term Loan due 2026 may be increased up to an amount not to exceed €750.0 million, subject to the conditions to increase set forth in the related credit agreement.

The Unsecured Term Loan due 2026 borrowing rate pursuant to the credit agreement is 85 basis points over EURIBOR, based on our credit ratings of BBB+ and Baa1. In conjunction with the closing of the Unsecured Term Loan due 2026, we executed variable-to-fixed interest rate swaps that fix the total per annum interest rate at 4.34% through the end of 2024 (Note 9).

We refer to our Term Loan due 2025, Delayed Draw Term Loan due 2025, and Unsecured Term Loan due 2026 collectively as our “Unsecured Term Loans.”

W. P. Carey 6/30/2023 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)
The following table presents a summary of our Unsecured Term Loans and Unsecured Revolving Credit Facility (dollars in thousands):

Unsecured Term Loans and Unsecured Revolving Credit Facility	Interest Rate at June 30, 2023 (a)	Maturity Date at June 30, 2023	Principal Outstanding Balance at
			June 30, 2023	December 31, 2022
Unsecured Term Loans:
Unsecured Term Loan due 2026 — borrowing in euros (b)	4.34%	4/24/2026	$543,300	$—
Term Loan due 2025 — borrowing in British pounds sterling (c) (d)	SONIA + 0.85%	2/20/2025	341,825	324,695
Delayed Draw Term Loan due 2025 — borrowing in euros (e)	EURIBOR + 0.85%	2/20/2025	233,619	229,319
			1,118,744	554,014
Unsecured Revolving Credit Facility:
Borrowing in euros (e)	EURIBOR + 0.775%	2/20/2025	402,042	258,117
Borrowing in U.S. dollars (f)	SOFR + 0.775%	2/20/2025	110,000	—
Borrowing in Japanese yen (g)	TIBOR + 0.775%	2/20/2025	16,663	18,275
			528,705	276,392
			$1,647,449	$830,406
__________
(a)The applicable interest rate at June 30, 2023 was based on the credit rating for our Senior Unsecured Notes of BBB+/Baa1.
(b)Balance excludes unamortized discount of $3.8 million and unamortized deferred financing costs of $0.3 million at June 30, 2023.
(c)SONIA means Sterling Overnight Index Average and includes a spread adjustment of 0.0326%.
(d)Balance excludes unamortized discount of $1.1 million and $1.5 million at June 30, 2023 and December 31, 2022, respectively
(e)EURIBOR means Euro Interbank Offered Rate.
(f)SOFR includes a spread adjustment of 0.10%.
(g)TIBOR means Tokyo Interbank Offered Rate.

W. P. Carey 6/30/2023 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)
Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $6.0 billion at June 30, 2023 (the “Senior Unsecured Notes”).

Interest on the Senior Unsecured Notes is payable annually or semi-annually in arrears. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 20 to 35 basis points. The following table presents a summary of our Senior Unsecured Notes outstanding at June 30, 2023 (currency in thousands):

		Principal Amount	Coupon Rate	Maturity Date	Principal Outstanding Balance at
Senior Unsecured Notes, net (a)	Issue Date				June 30, 2023	December 31, 2022
4.6% Senior Notes due 2024	3/14/2014	$500,000	4.6%	4/1/2024	$500,000	$500,000
2.25% Senior Notes due 2024	1/19/2017	€500,000	2.25%	7/19/2024	543,300	533,300
4.0% Senior Notes due 2025	1/26/2015	$450,000	4.0%	2/1/2025	450,000	450,000
2.25% Senior Notes due 2026	10/9/2018	€500,000	2.25%	4/9/2026	543,300	533,300
4.25% Senior Notes due 2026	9/12/2016	$350,000	4.25%	10/1/2026	350,000	350,000
2.125% Senior Notes due 2027	3/6/2018	€500,000	2.125%	4/15/2027	543,300	533,300
1.35% Senior Notes due 2028	9/19/2019	€500,000	1.35%	4/15/2028	543,300	533,300
3.85% Senior Notes due 2029	6/14/2019	$325,000	3.85%	7/15/2029	325,000	325,000
3.41% Senior Notes due 2029	9/28/2022	€150,000	3.41%	9/28/2029	162,990	159,990
0.95% Senior Notes due 2030	3/8/2021	€525,000	0.95%	6/1/2030	570,465	559,965
2.4% Senior Notes due 2031	10/14/2020	$500,000	2.4%	2/1/2031	500,000	500,000
2.45% Senior Notes due 2032	10/15/2021	$350,000	2.45%	2/1/2032	350,000	350,000
3.7% Senior Notes due 2032	9/28/2022	€200,000	3.7%	9/28/2032	217,320	213,320
2.25% Senior Notes due 2033	2/25/2021	$425,000	2.25%	4/1/2033	425,000	425,000
					$6,023,975	$5,966,475
__________
(a)Aggregate balance excludes unamortized deferred financing costs totaling $23.5 million and $25.9 million, and unamortized discount totaling $22.1 million and $24.1 million, at June 30, 2023 and December 31, 2022, respectively.

Covenants

The credit agreements for our Senior Unsecured Credit Facility and Unsecured Term Loan due 2026, each of the Senior Unsecured Notes, and certain of our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. There have been no significant changes in our debt covenants from what was disclosed in the 2022 Annual Report. We were in compliance with all of these covenants at June 30, 2023.

Non-Recourse Mortgages

At June 30, 2023, the weighted-average interest rate for our total non-recourse mortgage notes payable was 4.5% (fixed-rate and variable-rate non-recourse mortgage notes payable were 4.5% and 4.8%, respectively), with maturity dates ranging from July 2023 to April 2039.

Repayments

During the six months ended June 30, 2023, we (i) repaid non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $67.8 million and (ii) prepaid non-recourse mortgage loans totaling $52.9 million. We recognized a net gain on extinguishment of debt of $2.7 million on these repayments, which is included within Other gains and (losses) on our consolidated statements of income. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 5.7%.

W. P. Carey 6/30/2023 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)
Foreign Currency Exchange Rate Impact

During the six months ended June 30, 2023, the U.S. dollar weakened against the euro, resulting in an increase of $77.8 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, Unsecured Term Loan due 2026, and Senior Unsecured Notes, net from December 31, 2022 to June 30, 2023.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of June 30, 2023 are as follows (in thousands):

Years Ending December 31,	Total
2023 (remainder)	$278,231
2024	1,241,957
2025	1,972,988
2026	1,536,988
2027	543,968
Thereafter through 2039	3,100,466
Total principal payments	8,674,598
Unamortized discount, net	(34,796)
Unamortized deferred financing costs	(23,877)
Total	$8,615,925

Certain amounts in the table above are based on the applicable foreign currency exchange rate at June 30, 2023.

Note 11. Commitments and Contingencies

At June 30, 2023, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2022 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the six months ended June 30, 2023. We recorded stock-based compensation expense of $9.0 million and $9.8 million during the three months ended June 30, 2023 and 2022, respectively, and $16.8 million and $17.6 million during the six months ended June 30, 2023 and 2022, respectively, which was included in Stock-based compensation expense in the consolidated financial statements.

W. P. Carey 6/30/2023 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)
Restricted and Conditional Awards

Nonvested restricted share awards (“RSAs”), restricted share units (“RSUs”), and performance share units (“PSUs”) at June 30, 2023 and changes during the six months ended June 30, 2023 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2023	376,298	$74.78	531,781	$89.14
Granted (a)	231,463	84.35	150,989	144.54
Vested (b)	(153,037)	75.81	(218,147)	104.65
Forfeited	—	—	—	—
Adjustment (c)	—	—	64,826	109.03
Nonvested at June 30, 2023 (d)	454,724	$79.31	529,449	$103.44
__________
(a)The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period. To estimate the fair value of PSUs granted during the six months ended June 30, 2023, we used a risk-free interest rate of 3.8%, an expected volatility rate of 38.2%, and assumed a dividend yield of zero.
(b)The grant date fair value of shares vested during the six months ended June 30, 2023 was $34.4 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At June 30, 2023 and December 31, 2022, we had an obligation to issue 1,196,955 and 1,181,947 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $62.0 million and $57.0 million, respectively.
(c)Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments at June 30, 2023 to reflect the number of shares expected to be issued when the PSUs vest.
(d)At June 30, 2023, total unrecognized compensation expense related to these awards was approximately $57.0 million, with an aggregate weighted-average remaining term of 2.2 years.

Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income — basic and diluted	$144,620	$127,678	$439,000	$284,673

Weighted-average shares outstanding — basic	215,075,114	194,019,451	213,522,150	192,971,256
Effect of dilutive securities	109,371	744,244	353,321	734,779
Weighted-average shares outstanding — diluted	215,184,485	194,763,695	213,875,471	193,706,035

For the three and six months ended June 30, 2023 and 2022, potentially dilutive securities excluded from the computation of diluted earnings per share were insignificant.

W. P. Carey 6/30/2023 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)
Acquisition of Noncontrolling Interest

On May 30, 2023, we acquired the remaining 3% interest in an international jointly owned investment (which we already consolidated) from the noncontrolling interest holders for nominal consideration, bringing our ownership interest to 100%. No gain or loss was recognized on the transaction. We recorded an adjustment of approximately $1.2 million to Additional paid-in capital in our consolidated statements of equity for the three and six months ended June 30, 2023 related to the difference between the consideration transferred and the carrying value of the noncontrolling interest related to this investment.

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

Our prior ATM Program is discussed in the 2022 Annual Report. The following table sets forth certain information regarding the issuance of shares of our common stock under our prior ATM Program during the periods presented (net proceeds in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares of common stock issued	—	491,068	—	2,740,295
Weighted-average price per share	$—	$81.70	$—	$80.79
Net proceeds	$—	$39,101	$—	$218,095

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

In addition, we refer to our forward equity offering presented below as the August 2021 Equity Forwards (the “Equity Forwards”), which are discussed in the 2022 Annual Report. Our ATM Forwards are also presented below (gross offering proceeds at closing in thousands):

	Agreement Date	Shares Offered (a)	Average Gross Offering Price	Average Gross Offering Proceeds at Closing	Outstanding Shares as of June 30, 2023
August 2021 Equity Forwards (b)	8/9/2021	5,175,000	$78.00	$403,650	—
ATM Forwards	5/2/2022	7,826,840	83.57	654,086	4,744,973
					4,744,973
__________
(a)Includes 675,000 shares of common stock purchased by certain underwriters in connection with the August 2021 Equity Forwards, upon the exercise of 30-day options to purchase additional shares.
(b)All remaining outstanding shares were settled during the three months ended December 31, 2022.

W. P. Carey 6/30/2023 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)
The following table sets forth certain information regarding the settlement of our forward equity during the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares of common stock delivered	—	—	3,081,867	—
Net proceeds	$—	$—	$249,806	$—

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30, 2023
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$28,816	$(313,374)	$—	$(284,558)
Other comprehensive income before reclassifications	(1,270)	9,479	—	8,209
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(3,564)	—	—	(3,564)
Interest expense	(103)	—	—	(103)
Total	(3,667)	—	—	(3,667)
Net current period other comprehensive income	(4,937)	9,479	—	4,542
Net current period other comprehensive loss attributable to noncontrolling interests	—	85	—	85
Ending balance	$23,879	$(303,810)	$—	$(279,931)

	Three Months Ended June 30, 2022
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$23,717	$(265,857)	$—	$(242,140)
Other comprehensive loss before reclassifications	23,213	(43,993)	—	(20,780)
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(3,359)	—	—	(3,359)
Interest expense	122	—	—	122
Total	(3,237)	—	—	(3,237)
Net current period other comprehensive loss	19,976	(43,993)	—	(24,017)
Ending balance	$43,693	$(309,850)	$—	$(266,157)
W. P. Carey 6/30/2023 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2023
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$36,079	$(319,859)	$—	$(283,780)
Other comprehensive income before reclassifications	(3,858)	15,936	—	12,078
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(7,869)	—	—	(7,869)
Interest expense	(473)	—	—	(473)
Total	(8,342)	—	—	(8,342)
Net current period other comprehensive income	(12,200)	15,936	—	3,736
Net current period other comprehensive loss attributable to noncontrolling interests	—	113	—	113
Ending balance	$23,879	$(303,810)	$—	$(279,931)

	Six Months Ended June 30, 2022
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$16,347	$(256,705)	$18,688	$(221,670)
Other comprehensive loss before reclassifications	32,523	(53,145)	—	(20,622)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	286	—	—	286
Non-operating income	(5,463)	—	—	(5,463)
Other gains and (losses) (Note 8)	—	—	(18,688)	(18,688)
Total	(5,177)	—	(18,688)	(23,865)
Net current period other comprehensive loss	27,346	(53,145)	(18,688)	(44,487)
Ending balance	$43,693	$(309,850)	$—	$(266,157)

See Note 9 for additional information on our derivatives activity recognized within Other comprehensive income (loss) for the periods presented.

Dividends Declared

During the second quarter of 2023, our Board declared a quarterly dividend of $1.069 per share, which was paid on July 14, 2023 to stockholders of record as of June 30, 2023.

During the six months ended June 30, 2023, we declared dividends totaling $2.136 per share.

Note 13. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and six months ended June 30, 2023 and 2022.

Certain of our subsidiaries have elected TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three and six months ended June 30, 2023 and 2022.

W. P. Carey 6/30/2023 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)
Current income tax expense was $12.9 million and $6.6 million for the three months ended June 30, 2023 and 2022, respectively, and $23.6 million and $14.9 million for the six months ended June 30, 2023 and 2022, respectively. Deferred income tax benefit (expense) was $2.7 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $(1.6) million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively.

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

2023 — During the three and six months ended June 30, 2023, we sold three and eight properties, respectively, for total proceeds, net of selling costs, of $3.1 million and $44.1 million, respectively, and recognized a net gain on these sales totaling $1.8 million and $3.4 million, respectively.

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

W. P. Carey 6/30/2023 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)
Note 15. Segment Reporting

We evaluate our results from operations through our two major business segments: Real Estate and Investment Management. The following tables present a summary of comparative results and assets for these business segments (in thousands):

Real Estate

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Lease revenues	$369,124	$314,354	$721,460	$622,079
Income from finance leases and loans receivable	27,311	17,778	48,066	36,157
Operating property revenues	50,676	5,064	91,562	8,929
Other lease-related income	5,040	2,591	18,413	16,713
	452,151	339,787	879,501	683,878

Operating Expenses
Depreciation and amortization	143,548	115,080	299,957	230,473
Operating property expenses	26,919	3,191	48,168	5,978
General and administrative	24,788	20,841	51,236	43,925
Reimbursable tenant costs	20,523	16,704	42,499	33,664
Stock-based compensation expense	8,995	9,758	16,761	17,591
Property expenses, excluding reimbursable tenant costs	5,371	11,851	18,143	25,630
Merger and other expenses	1,419	1,984	1,443	(341)
Impairment charges — real estate	—	6,206	—	26,385
	231,563	185,615	478,207	383,305
Other Income and Expenses
Interest expense	(75,488)	(46,417)	(142,684)	(92,470)
Non-operating income	4,509	5,975	9,122	14,517
Earnings from equity method investments in real estate	4,355	4,529	9,591	3,742
Gain on sale of real estate, net	1,808	31,119	179,557	42,367
Other gains and (losses)	(890)	(20,155)	6,696	14,263
	(65,706)	(24,949)	62,282	(17,581)
Income before income taxes	154,882	129,223	463,576	282,992
Provision for income taxes	(10,236)	(5,955)	(25,638)	(12,868)
Net Income from Real Estate	144,646	123,268	437,938	270,124
Net loss (income) attributable to noncontrolling interests	40	(40)	(21)	(38)
Net Income from Real Estate Attributable to W. P. Carey	$144,686	$123,228	$437,917	$270,086

W. P. Carey 6/30/2023 10-Q – 36

Notes to Consolidated Financial Statements (Unaudited)
Investment Management

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Asset management revenue	$303	$3,467	$642	$6,887
Reimbursable costs from affiliates	124	1,143	225	2,070
	427	4,610	867	8,957
Operating Expenses
Reimbursable costs from affiliates	124	1,143	225	2,070
Merger and other expenses	—	—	—	3
	124	1,143	225	2,073
Other Income and Expenses
Other gains and (losses)	(476)	(1,591)	38	(264)
Non-operating (loss) income	—	(1)	13	3
Earnings from equity method investments in the Managed Programs	—	2,872	—	8,431
	(476)	1,280	51	8,170
(Loss) income before income taxes	(173)	4,747	693	15,054
Benefit from (provision for) income taxes	107	(297)	390	(467)
Net (Loss) Income from Investment Management Attributable to W. P. Carey	$(66)	$4,450	$1,083	$14,587

Total Company

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$452,578	$344,397	$880,368	$692,835
Operating expenses	231,687	186,758	478,432	385,378
Other income and (expenses)	(66,182)	(23,669)	62,333	(9,411)
Provision for income taxes	(10,129)	(6,252)	(25,248)	(13,335)
Net loss (income) attributable to noncontrolling interests	40	(40)	(21)	(38)
Net income attributable to W. P. Carey	$144,620	$127,678	$439,000	$284,673

	Total Assets at
	June 30, 2023	December 31, 2022
Real Estate	$19,065,196	$18,077,155
Investment Management	11,129	24,880
Total Company	$19,076,325	$18,102,035

Note 16. Subsequent Events

Dispositions

In July 2023, we completed two dispositions for gross proceeds totaling approximately $98.7 million.

Mortgage Loan Repayments

In July 2023, we prepaid or repaid at maturity two non-recourse mortgage loans totaling approximately $94.0 million.

W. P. Carey 6/30/2023 10-Q – 37

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

Financial Highlights

During the six months ended June 30, 2023, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•We acquired seven investments totaling $894.8 million (Note 4, Note 5).
•We completed one construction project at a cost totaling $20.6 million (Note 4).
•We funded approximately $23.7 million for a construction loan to build a retail complex in Las Vegas, Nevada, during the six months ended June 30, 2023. Through June 30, 2023, we have funded $216.8 million (Note 7).
•We committed to fund three expansion or redevelopment projects totaling $65.3 million. We currently expect to complete the projects in 2024 and 2025 (Note 4).
•We committed to purchase two retail (car wash) facilities in the United States for approximately $8.7 million, which is expected to take place during the third quarter of 2023.

Dispositions

•We disposed of eight properties for total proceeds, net of selling costs, of $44.1 million (Note 14).

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
•In April 2023, we entered into a new €500.0 million unsecured term loan maturing on April 2026, which was drawn in full at closing. The amount available under the term loan may be increased up to an amount not to exceed €750.0 million, subject to the conditions to increase set forth in the related credit agreement. In conjunction with the closing of this new term loan, we executed variable-to-fixed interest rate swaps that fix the total per annum interest rate at 4.34% through the end of 2024 (Note 10).
•We settled portions of our ATM Forwards by delivering 3,081,867 shares of common stock for net proceeds of $249.8 million. As of June 30, 2023, we had approximately $384.2 million of available proceeds under our ATM Forwards (Note 12).
•We reduced our mortgage debt outstanding by prepaying or repaying at maturity a total of $120.7 million of non-recourse mortgage loans with a weighted-average interest rate of 5.7% (Note 10).

Dividends to Stockholders

We declared cash dividends totaling $2.136 per share during the six months ended June 30, 2023, comprised of two quarterly dividends per share of $1.067 and $1.069 (Note 12).

W. P. Carey 6/30/2023 10-Q – 38

Consolidated Results

(in thousands, except shares)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues from Real Estate	$452,151	$339,787	$879,501	$683,878
Revenues from Investment Management	427	4,610	867	8,957
Total revenues	452,578	344,397	880,368	692,835

Net income from Real Estate attributable to W. P. Carey	144,686	123,228	437,917	270,086
Net (loss) income from Investment Management attributable to W. P. Carey	(66)	4,450	1,083	14,587
Net income attributable to W. P. Carey	144,620	127,678	439,000	284,673

Dividends declared	230,405	205,898	460,375	411,395

Net cash provided by operating activities			530,334	446,883
Net cash used in investing activities			(905,618)	(560,525)
Net cash provided by financing activities			435,521	106,531

Supplemental financial measures (a):
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Real Estate	292,896	247,246	571,480	499,260
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management	410	7,128	1,045	13,940
Adjusted funds from operations attributable to W. P. Carey (AFFO)	293,306	254,374	572,525	513,200

Diluted weighted-average shares outstanding	215,184,485	194,763,695	213,875,471	193,706,035
__________
(a)We consider Adjusted funds from operations (“AFFO”), a supplemental measure that is not defined by GAAP (a “non-GAAP measure”), to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Revenues

Total revenues increased for the three and six months ended June 30, 2023 as compared to the same periods in 2022. Real Estate revenue increased primarily due to higher lease revenues (substantially as a result of property acquisition activity and rent escalations, as well as the net-leased properties we acquired in the CPA:18 Merger on August 1, 2022) and higher operating property revenues (primarily from the operating properties we acquired in the CPA:18 Merger on August 1, 2022 and the 12 hotel properties that converted from net-lease to operating properties during the first quarter of 2023).

Net Income Attributable to W. P. Carey

Net income attributable to W. P. Carey increased for the three and six months ended June 30, 2023 as compared to the same periods in 2022. Net income from Real Estate attributable to W. P. Carey increased primarily due to the impact of real estate acquisitions (including from properties acquired in the CPA:18 Merger on August 1, 2022) and impairment charges recognized during the prior year periods, partially offset by higher interest expense. In addition, we recognized a lower gain on sale of real estate for the three months ended June 30, 2023 as compared to the same period in 2022, and a significantly higher gain on sale of real estate for the six months ended June 30, 2023 as compared to the same period in 2022 (Note 5, Note 14). Net income from Investment Management attributable to W. P. Carey decreased primarily due to the cessation of fees and distributions previously earned from CPA:18 – Global prior to the CPA:18 Merger.

W. P. Carey 6/30/2023 10-Q – 39

AFFO

AFFO increased for the three and six months ended June 30, 2023 as compared to the same periods in 2022, primarily due to investment activity and rent escalations, as well as the accretive impact of the CPA:18 Merger, partially offset by higher interest expense. AFFO for the three and six months ended June 30, 2023 also included certain non-recurring items that resulted in lower non-reimbursed property expenses (due to the reversal of certain property tax accruals) and a higher provision for income taxes (due to the settlement a tax audit on a portfolio of properties in Europe). In addition, AFFO from Investment Management attributable to W. P. Carey decreased primarily due to the cessation of fees and distributions previously earned from CPA:18 – Global prior to the CPA:18 Merger.

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

Portfolio Summary

Net-leased Properties	June 30, 2023	December 31, 2022
ABR (in thousands)	$1,469,750	$1,381,899
Number of net-leased properties	1,475	1,449
Number of tenants	398	392
Total square footage (in thousands)	180,019	175,957
Occupancy	99.0%	98.8%
Weighted-average lease term (in years)	11.2	10.8

Operating Properties
Number of operating properties:	100	87
Number of self-storage operating properties	85	84
Number of hotel operating properties (a)	13	1
Number of student housing operating properties	2	2
Occupancy (self-storage operating properties)	91.9%	91.0%

Number of countries	26	26
Total assets (in thousands)	$19,076,325	$18,102,035
Net investments in real estate (in thousands)	16,340,026	15,488,898

	Six Months Ended June 30,
	2023	2022
Acquisition volume (in millions) (b)	$918.5	$681.3
Construction projects completed (in millions)	20.6	98.2
Average U.S. dollar/euro exchange rate	1.0805	1.0941
Average U.S. dollar/British pound sterling exchange rate	1.2330	1.2999

__________
(a)During the first quarter of 2023, the master lease expired on certain hotel properties previously classified as net-leased properties, which converted to operating properties. As a result, during the six months ended June 30, 2023, we reclassified 12 consolidated hotel properties from net leases to operating properties (Note 4).
(b)Amounts for the six months ended June 30, 2023 and 2022 include $23.7 million and $37.3 million, respectively, of funding for a construction loan (Note 7).

W. P. Carey 6/30/2023 10-Q – 40

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at June 30, 2023 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
U-Haul Moving Partners Inc. and Mercury Partners, LP (a)	Net lease self-storage properties in the U.S.	78	$38,751	2.6%	0.8
State of Andalucía (b)	Government office properties in Spain	70	31,997	2.2%	11.5
Apotex Pharmaceutical Holdings Inc. (c)	Pharmaceutical R&D and advanced manufacturing properties in Canada	11	31,528	2.1%	19.8
Metro Cash & Carry Italia S.p.A. (b)	Business-to-business wholesale stores in Italy and Germany	20	29,686	2.0%	5.2
Hellweg Die Profi-Baumärkte GmbH & Co. KG (b)	Do-it-yourself retail properties in Germany	35	29,680	2.0%	13.7
Extra Space Storage, Inc.	Net lease self-storage properties in the U.S.	27	25,036	1.7%	20.8
OBI Group (b)	Do-it-yourself retail properties in Poland	26	24,348	1.7%	8.0
ABC Technologies Holdings Inc. (d)	Automotive component manufacturing properties in North America	23	24,251	1.7%	19.8
Nord Anglia Education, Inc.	K-12 private schools in the U.S.	3	22,245	1.5%	20.2
Fortenova Grupa d.d. (b)	Grocery stores and warehouses in Croatia	19	21,994	1.5%	10.8
Total		312	$279,516	19.0%	12.4
__________
(a)As of June 30, 2023, Mercury Partners, LP (a related party of U-Haul Moving Partners Inc.) provided notice that it intends to exercise its option to repurchase the 78 properties it is leasing (Note 5).
(b)ABR amounts are subject to fluctuations in foreign currency exchange rates.
(c)ABR from these properties is denominated in U.S. dollars.
(d)Of the 23 properties leased to ABC Technologies Holdings Inc., nine are located in Canada, eight are located in the United States, and six are located in Mexico. ABR from the properties in Canada and Mexico is denominated in U.S. dollars.

W. P. Carey 6/30/2023 10-Q – 41

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
Midwest
Illinois	$73,739	5.0%	10,582	5.9%
Minnesota	34,901	2.4%	3,406	1.9%
Ohio	33,341	2.3%	7,008	3.9%
Indiana	29,756	2.0%	5,137	2.8%
Michigan	29,166	2.0%	4,816	2.7%
Wisconsin	18,853	1.3%	3,276	1.8%
Other (b)	44,413	3.0%	6,237	3.5%
Total Midwest	264,169	18.0%	40,462	22.5%
South
Texas	116,359	7.9%	12,609	7.0%
Florida	53,160	3.6%	4,380	2.4%
Georgia	28,404	1.9%	4,454	2.5%
Tennessee	26,871	1.8%	4,296	2.4%
Alabama	21,195	1.5%	3,346	1.9%
Other (b)	15,827	1.1%	2,402	1.3%
Total South	261,816	17.8%	31,487	17.5%
East
North Carolina	39,544	2.7%	8,404	4.7%
Pennsylvania	33,270	2.2%	3,574	2.0%
New York	20,194	1.4%	2,256	1.2%
South Carolina	18,675	1.3%	4,949	2.7%
Massachusetts	18,357	1.2%	1,387	0.8%
Kentucky	17,380	1.2%	2,980	1.7%
Virginia	15,986	1.1%	1,854	1.0%
Other (b)	38,358	2.6%	4,662	2.6%
Total East	201,764	13.7%	30,066	16.7%
West
California	63,404	4.3%	6,100	3.4%
Arizona	30,692	2.1%	3,437	1.9%
Utah	15,144	1.0%	2,085	1.1%
Other (b)	59,350	4.1%	5,146	2.9%
Total West	168,590	11.5%	16,768	9.3%
United States Total	896,339	61.0%	118,783	66.0%
International
Germany	74,207	5.1%	6,839	3.8%
Spain	72,367	4.9%	5,631	3.1%
The Netherlands	60,440	4.1%	7,054	3.9%
Poland	59,408	4.0%	8,635	4.8%
United Kingdom	54,633	3.7%	4,742	2.6%
Canada (c)	50,761	3.5%	5,087	2.8%
Italy	32,694	2.2%	3,354	1.9%
Denmark	25,022	1.7%	3,039	1.7%
Croatia	22,810	1.6%	2,063	1.2%
France	21,143	1.4%	1,679	0.9%
Norway	15,118	1.0%	753	0.4%
Other (d)	84,808	5.8%	12,360	6.9%
International Total	573,411	39.0%	61,236	34.0%
Total	$1,469,750	100.0%	180,019	100.0%

W. P. Carey 6/30/2023 10-Q – 42

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$427,795	29.1%	68,005	37.8%
Warehouse	345,317	23.5%	63,011	35.0%
Retail (e)	247,858	16.9%	20,267	11.3%
Office	237,324	16.1%	16,071	8.9%
Self Storage (net lease)	63,786	4.3%	5,810	3.2%
Other (f)	147,670	10.1%	6,855	3.8%
Total	$1,469,750	100.0%	180,019	100.0%
__________
(a)Includes square footage for any vacant properties.
(b)Other properties within Midwest include assets in Iowa, Missouri, Kansas, Nebraska, South Dakota, and North Dakota. Other properties within South include assets in Louisiana, Arkansas, Oklahoma, and Mississippi. Other properties within East include assets in New Jersey, Maryland, Connecticut, West Virginia, New Hampshire, and Maine. Other properties within West include assets in Colorado, Oregon, Nevada, Washington, Hawaii, Idaho, Montana, New Mexico, and Wyoming.
(c)$46.8 million (92%) of ABR from properties in Canada is denominated in U.S. dollars, with the balance denominated in Canadian dollars.
(d)Includes assets in Lithuania, Mexico, Finland, Belgium, Hungary, Mauritius, Slovakia, Portugal, the Czech Republic, Austria, Sweden, Latvia, Japan, and Estonia.
(e)Includes automotive dealerships.
(f)Includes ABR from tenants within the following property types: education facility, hotel (net lease), laboratory, specialty, research and development, fitness facility, student housing (net lease), theater, funeral home, restaurant, land, outdoor advertising, and parking.

W. P. Carey 6/30/2023 10-Q – 43

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$296,390	20.2%	36,258	20.1%
Consumer Services	127,046	8.6%	8,511	4.7%
Beverage and Food	108,860	7.4%	15,759	8.8%
Automotive	95,549	6.5%	14,648	8.1%
Healthcare and Pharmaceuticals	88,412	6.0%	7,825	4.4%
Grocery	88,380	6.0%	8,404	4.7%
Cargo Transportation	65,929	4.5%	9,550	5.3%
Capital Equipment	56,603	3.9%	8,459	4.7%
Containers, Packaging, and Glass	49,899	3.4%	8,266	4.6%
Construction and Building	48,689	3.3%	9,233	5.1%
Business Services	48,672	3.3%	4,113	2.3%
Durable Consumer Goods	47,153	3.2%	10,299	5.7%
Sovereign and Public Finance	45,595	3.1%	3,560	2.0%
Hotel and Leisure	41,562	2.8%	2,024	1.1%
High Tech Industries	35,590	2.4%	3,486	1.9%
Chemicals, Plastics, and Rubber	35,249	2.4%	6,186	3.4%
Insurance	30,730	2.1%	1,961	1.1%
Telecommunications	26,710	1.8%	2,137	1.2%
Metals	26,096	1.8%	4,515	2.5%
Non-Durable Consumer Goods	25,614	1.7%	5,971	3.3%
Banking	15,543	1.1%	1,006	0.6%
Other (b)	65,479	4.5%	7,848	4.4%
Total	$1,469,750	100.0%	180,019	100.0%
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

W. P. Carey 6/30/2023 10-Q – 44

Lease Expirations
(in thousands, except percentages, number of leases, and number of tenants)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
Remaining 2023	23	19	$20,650	1.4%	3,232	1.8%
2024 (b)	40	34	89,035	6.1%	10,933	6.1%
2025	53	32	64,002	4.4%	7,076	3.9%
2026	46	37	67,475	4.6%	9,088	5.0%
2027	57	34	83,863	5.7%	8,868	4.9%
2028	47	29	70,175	4.8%	5,224	2.9%
2029	58	30	73,378	5.0%	8,575	4.8%
2030	34	30	75,751	5.2%	6,165	3.4%
2031	37	21	72,284	4.9%	8,749	4.9%
2032	41	22	45,915	3.1%	6,200	3.4%
2033	30	23	82,225	5.6%	11,196	6.2%
2034	50	19	93,321	6.3%	9,023	5.0%
2035	14	14	29,734	2.0%	4,957	2.8%
2036	47	19	72,504	4.9%	11,260	6.3%
Thereafter (>2036)	278	117	529,438	36.0%	67,644	37.6%
Vacant	—	—	—	—%	1,829	1.0%
Total	855		$1,469,750	100.0%	180,019	100.0%
__________
(a)Assumes tenants do not exercise any renewal options or purchase options.
(b)Includes ABR of $38.8 million from Mercury Partners, LP (a related party of U-Haul Moving Partners Inc.) that as of June 30, 2023 provided notice of its intention to exercise its option to repurchase the 78 properties it is leasing (Note 5).

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of June 30, 2023. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

W. P. Carey 6/30/2023 10-Q – 45

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

Real Estate

Revenues

The following table presents revenues within our Real Estate segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Real Estate Revenues
Lease revenues from:
Existing net-leased properties	$305,248	$289,484	$15,764	$604,047	$576,742	$27,305
Recently acquired net-leased properties	39,620	6,219	33,401	62,977	8,273	54,704
Net-leased properties acquired in the CPA:18 Merger	21,299	—	21,299	42,401	—	42,401
Net-leased properties sold, held for sale, or reclassified to operating properties or sales-type leases	2,957	18,651	(15,694)	12,035	37,064	(25,029)
Total lease revenues (includes reimbursable tenant costs)	369,124	314,354	54,770	721,460	622,079	99,381
Income from finance leases and loans receivable	27,311	17,778	9,533	48,066	36,157	11,909
Operating property revenues from:
Operating properties acquired in the CPA:18 Merger	23,686	—	23,686	46,869	—	46,869
Operating properties recently reclassified from net-leased properties or recently acquired	20,816	—	20,816	33,495	—	33,495
Existing operating properties	6,174	5,064	1,110	11,198	8,929	2,269
Total operating property revenues	50,676	5,064	45,612	91,562	8,929	82,633
Other lease-related income	5,040	2,591	2,449	18,413	16,713	1,700
	$452,151	$339,787	$112,364	$879,501	$683,878	$195,623

W. P. Carey 6/30/2023 10-Q – 46

Lease Revenues

“Existing net-leased properties” are those that we acquired or placed into service prior to January 1, 2022 and that were not sold or held for sale during the periods presented. For the periods presented, there were 1,080 existing net-leased properties.

For the three and six months ended June 30, 2023 as compared to the same periods in 2022, lease revenues from existing net-leased properties increased due to the following items (in millions):
__________
(a)Excludes fixed minimum rent increases, which are reflected as straight-line rent adjustments within lease revenues.
(b)Primarily comprised of higher reimbursable maintenance costs at certain properties.

“Recently acquired net-leased properties” are those that we acquired or placed into service subsequent to December 31, 2021 and that were not sold or held for sale during the periods presented. Since January 1, 2022, we acquired 28 investments (comprised of 172 properties) and placed two properties into service.

W. P. Carey 6/30/2023 10-Q – 47

“Net-leased properties acquired in the CPA:18 Merger” on August 1, 2022 (Note 1) consisted of 38 net-leased properties that were not sold or held for sale during the periods presented.

“Net-leased properties sold, held for sale, or reclassified to operating properties or sales-type leases” include:

•eight net-leased properties disposed of during the six months ended June 30, 2023;
•one net-leased property classified as held for sale at June 30, 2023;
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

W. P. Carey 6/30/2023 10-Q – 48

Income from Finance Leases and Loans Receivable

For the three and six months ended June 30, 2023 as compared to the same periods in 2022, income from finance leases and loans receivable increased due to the following items (in millions):

W. P. Carey 6/30/2023 10-Q – 49

Operating Property Revenues and Expenses

“Operating properties acquired in the CPA:18 Merger” on August 1, 2022 (Note 1) consisted of 65 self-storage properties and two student housing properties, which contributed operating property revenues, depreciation and amortization, and operating property expenses during the three and six months ended June 30, 2023.

“Operating properties recently reclassified from net-leased properties or recently acquired” include (i) the portfolio of 12 net-leased hotel properties that converted to operating properties in the first quarter of 2023 (after which we began recognizing operating property revenues and expenses from these properties (Note 4)) and (ii) a self-storage operating property acquired in June 2023 (Note 4).

“Existing operating properties” are those that we acquired or placed into service prior to January 1, 2022 and that were not sold or held for sale during the periods presented. For the periods presented, we recorded operating property revenues from 11 existing operating properties, comprised of ten self-storage operating properties (which excludes nine self-storage properties accounted for under the equity method) and one hotel operating property, as well as a parking garage attached to one of our existing net-leased properties. For our existing hotel operating property, revenues and expenses increased by (i) $0.6 million and $0.4 million, respectively, for the three months ended June 30, 2023 as compared to the same period in 2022, and (ii) $1.3 million and $0.8 million, respectively, for the six months ended June 30, 2023 as compared to the same period in 2022, reflecting higher occupancy.

Other Lease-Related Income

Other lease-related income is described in Note 4.

Operating Expenses

Depreciation and Amortization

For the three and six months ended June 30, 2023 as compared to the same periods in 2022, depreciation and amortization expense increased primarily due to the impact of net acquisition activity (including properties acquired in the CPA:18 Merger).

General and Administrative

All general and administrative expenses are attributed to our Real Estate segment.

For the three and six months ended June 30, 2023 as compared to the same periods in 2022, general and administrative expenses increased by $3.9 million and $7.3 million, respectively, primarily due to higher compensation expense, increased employee benefits expense, increased professional fees and expenses resulting from the assets acquired in the CPA:18 Merger (Note 1), and no longer receiving reimbursements from CPA:18 – Global.

Property Expenses, Excluding Reimbursable Tenant Costs

For the three and six months ended June 30, 2023 as compared to the same periods in 2022, property expenses, excluding reimbursable tenant costs, decreased by $6.5 million and $7.5 million, respectively, primarily due to the release of real estate taxes accrued for a cash basis tenant during the current year periods. The tenant was previously not current on real estate taxes due, and repaid the outstanding amount in the second quarter of 2023.

Impairment Charges — Real Estate

Our impairment charges on real estate are more fully described in Note 8.

W. P. Carey 6/30/2023 10-Q – 50

Other Income and (Expenses), and Provision for Income Taxes

Interest Expense

For the three and six months ended June 30, 2023 as compared to the same periods in 2022, interest expense increased by $29.1 million and $50.2 million, respectively, primarily due to (i) $10.7 million and $20.8 million of interest expense incurred during the three and six months ended June 30, 2023, respectively, related to non-recourse mortgage loans assumed in the CPA:18 Merger, (ii) higher outstanding balances and interest rates on our Senior Unsecured Credit Facility, (iii) our Unsecured Term Loan due 2026 that we entered into in April 2023 (Note 10), and (iv) two senior unsecured notes issuances totaling $334.8 million (based on the exchange rate of the euro on the dates of issuance) with a weighted-average interest rate of 3.6% completed in September 2022, partially offset by the reduction of our mortgage debt outstanding by prepaying or repaying at or close to maturity a total of $235.7 million of non-recourse mortgage loans with a weighted-average interest rate of 5.1% since January 1, 2022 (Note 10).

The following table presents certain information about our outstanding debt (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Average outstanding debt balance	$8,633,387	$6,833,452	$8,412,813	$6,876,996
Weighted-average interest rate	3.2%	2.5%	3.1%	2.5%

Non-Operating Income

Non-operating income primarily consists of realized gains and losses on derivative instruments, dividends from securities, and interest income on our loans to affiliates and cash deposits.

The following table presents non-operating income within our Real Estate segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Non-Operating Income
Realized gains on foreign currency collars (Note 9)	$3,747	$5,934	$(2,187)	$7,852	$9,246	$(1,394)
Interest income related to our loans to affiliates and cash deposits	762	41	721	1,270	51	1,219
Cash dividends from our investment in Lineage Logistics (Note 8)	—	—	—	—	4,308	(4,308)
Cash dividends from our investment in preferred shares of WLT (Note 8)	—	—	—	—	912	(912)
	$4,509	$5,975	$(1,466)	$9,122	$14,517	$(5,395)

W. P. Carey 6/30/2023 10-Q – 51

Earnings from Equity Method Investments in Real Estate

Our equity method investments in real estate are more fully described in Note 7. The following table presents earnings from equity method investments in real estate (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Earnings from Equity Method Investments in Real Estate
Existing Equity Method Investments:
Earnings from Las Vegas Retail Complex (a)	$2,576	$1,809	$767	$5,868	$3,368	$2,500
Earnings from Johnson Self Storage	1,119	1,087	32	2,224	2,027	197
Earnings from Kesko Senukai	450	576	(126)	1,073	1,230	(157)
Earnings from Harmon Retail Center	210	258	(48)	426	531	(105)
	4,355	3,730	625	9,591	7,156	2,435
Equity Method Investments Consolidated after the CPA:18 Merger:
Proportionate share of impairment charge recognized on Bank Pekao	—	—	—	—	(4,610)	4,610
Other	—	799	(799)	—	1,196	(1,196)
	—	799	(799)	—	(3,414)	3,414
	$4,355	$4,529	$(174)	$9,591	$3,742	$5,849
__________
(a)Increases for the three and six months ended June 30, 2023 as compared to the same periods in 2022 are primarily due to funding of this construction loan since January 1, 2022, which has an interest rate of 6.0%.

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gains on the sale of properties that were disposed of or subject to a purchase option during the reporting period, as more fully described in Note 5 and Note 14.

W. P. Carey 6/30/2023 10-Q – 52

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on (i) the mark-to-market fair value of equity securities, (ii) extinguishment of debt, and (iii) foreign currency exchange rate movements. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation. Certain of our foreign currency-denominated unsecured debt instruments were designated as net investment hedges during the three and six months ended June 30, 2023 and 2022. Therefore, no gains and losses on foreign currency exchange rate movements were recognized on the remeasurement of such instruments during those periods (Note 9).

The following table presents other gains and (losses) within our Real Estate segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Other Gains and (Losses)
Net realized and unrealized (losses) gains on foreign currency exchange rate movements (a)	$(1,103)	$(37,030)	$35,927	$1,374	$(48,104)	$49,478
Change in allowance for credit losses on finance receivables (Note 5)	209	1,753	(1,544)	3,629	980	2,649
(Loss) gain on extinguishment of debt	(91)	(149)	58	2,662	(1,041)	3,703
Non-cash unrealized gains related to an increase in the fair value of our investment in common shares of WLT (Note 8)	—	15,357	(15,357)	—	43,397	(43,397)
Realized gains in connection with the redemption of our investment in preferred shares of WLT (Note 8)	—	—	—	—	18,688	(18,688)
Other	95	(86)	181	(969)	343	(1,312)
	$(890)	$(20,155)	$19,265	$6,696	$14,263	$(7,567)
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

Provision for Income Taxes

For the three and six months ended June 30, 2023 as compared to the same periods in 2022, provision for income taxes within our Real Estate segment increased by $4.3 million and $12.8 million, respectively, primarily due to (i) higher current taxes as a result of rent increases driven by CPI adjustments at existing international properties, (ii) the impact of international property acquisitions, (iii) tax benefits recognized on certain foreign properties during the prior year periods as a result of a tax court ruling, and (iv) the release of deferred tax assets in connection with the tax restructuring of certain international properties during the six months ended June 30, 2023.

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

W. P. Carey 6/30/2023 10-Q – 53

Revenues

The following table presents revenues within our Investment Management segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Investment Management Revenues
Asset management revenue
CESH	$303	$420	$(117)	$642	$782	$(140)
CPA:18 – Global	—	3,047	(3,047)	—	6,105	(6,105)
	303	3,467	(3,164)	642	6,887	(6,245)
Reimbursable costs from affiliates
CESH	124	142	(18)	225	296	(71)
CPA:18 – Global	—	1,001	(1,001)	—	1,774	(1,774)
	124	1,143	(1,019)	225	2,070	(1,845)
	$427	$4,610	$(4,183)	$867	$8,957	$(8,090)

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

Other Income and Expenses

Earnings from Equity Method Investments in the Managed Programs

The following table presents the details of our earnings from equity method investments in the Managed Programs (Note 7) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings from equity method investments in the Managed Programs:
Distributions of Available Cash from CPA:18 – Global (a)	$—	$2,814	$—	$5,401
Earnings from equity method investments in the Managed Programs (a)	—	58	—	3,030
Earnings from equity method investments in the Managed Programs	$—	$2,872	$—	$8,431
__________
(a)As a result of the completion of the CPA:18 Merger on August 1, 2022, we no longer recognize equity income from our investment in shares of common stock of CPA:18 – Global or receive distributions of Available Cash from CPA:18 – Global.

W. P. Carey 6/30/2023 10-Q – 54

Liquidity and Capital Resources

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund dividends to stockholders. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of our equity and debt offerings; the timing of purchases and sales of real estate; the timing of the repayment of mortgage loans and receipt of lease revenues; the timing and amount of other lease-related payments; the timing of settlement of foreign currency transactions; changes in foreign currency exchange rates; and the timing of distributions from equity method investments. We no longer receive certain fees and distributions from CPA:18 – Global following the completion of the CPA:18 Merger on August 1, 2022 (Note 1). Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, available capacity under our Senior Unsecured Credit Facility, proceeds from term loans or other bank debt, proceeds from dispositions of properties (including expected proceeds from the exercise of purchase options), and the issuance of additional debt or equity securities, such as issuances of common stock through our ATM Forwards (Note 12), in order to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities increased by $83.5 million during the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to an increase in cash flow generated from net investment activity (including properties acquired in the CPA:18 Merger (Note 1)) and scheduled rent increases at existing properties, partially offset by higher interest expense.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and funding for build-to-suit activities and other capital expenditures on real estate.

Financing Activities — Our financing activities are generally comprised of borrowings and repayments under our Unsecured Revolving Credit Facility and Unsecured Term Loans, issuances of the Senior Unsecured Notes, payments and prepayments of non-recourse mortgage loans, and payments of dividends to stockholders. In addition to these types of transactions, during the six months ended June 30, 2023, we received $249.8 million in net proceeds from the issuance of common stock under our ATM Program (Note 12).

W. P. Carey 6/30/2023 10-Q – 55

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, our Unsecured Revolving Credit Facility, and our Unsecured Term Loans (dollars in thousands):

	June 30, 2023	December 31, 2022
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$5,978,294	$5,916,400
Non-recourse mortgages (a) (b)	830,976	907,303
Unsecured Term Loans subject to interest rate swaps (a)	539,176	—
	7,348,446	6,823,703
Variable rate:
Unsecured Term Loans (a)	574,315	552,539
Unsecured Revolving Credit Facility	528,705	276,392
Non-recourse mortgages (a):
Floating interest rate mortgage loans	153,271	213,958
Amount subject to interest rate caps	11,188	11,156
	1,267,479	1,054,045
	$8,615,925	$7,877,748

Percent of Total Debt
Fixed rate	85%	87%
Variable rate	15%	13%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.0%	2.9%
Variable rate (c)	4.9%	3.5%
Total debt	3.3%	3.0%

__________
(a)Aggregate debt balance includes unamortized discount, net, totaling $34.8 million and $35.9 million as of June 30, 2023 and December 31, 2022, respectively, and unamortized deferred financing costs totaling $23.9 million and $26.0 million as of June 30, 2023 and December 31, 2022, respectively.
(b)Includes non-recourse mortgages subject to variable-to-fixed interest rate swaps totaling $80.1 million and $83.0 million as of June 30, 2023 and December 31, 2022, respectively.
(c)The impact of our interest rate caps is reflected in the weighted-average interest rates.

Cash Resources

At June 30, 2023, our cash resources consisted of the following:

•cash and cash equivalents totaling $204.1 million. Of this amount, $160.7 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•our Unsecured Revolving Credit Facility, with available capacity of approximately $1.3 billion (net of amounts reserved for standby letters of credit totaling $1.9 million);
•available proceeds under our ATM Forwards of approximately $384.2 million; and
•unleveraged properties that had an aggregate asset carrying value of approximately $14.3 billion at June 30, 2023, although there can be no assurance that we would be able to obtain financing for these properties.

W. P. Carey 6/30/2023 10-Q – 56

We may also access the capital markets through additional debt (denominated in both U.S. dollars and euros) and equity offerings, as well as term loans and other bank debt.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements and Liquidity

As of June 30, 2023, we had (i) $204.1 million of cash and cash equivalents, (ii) approximately $1.3 billion of available capacity under our Unsecured Revolving Credit Facility (net of amounts reserved for standby letters of credit totaling $1.9 million), and (iii) available proceeds under our ATM Forwards of approximately $384.2 million. Our Senior Unsecured Credit Facility includes a $1.8 billion Unsecured Revolving Credit Facility and Unsecured Term Loans outstanding totaling $574.3 million as of June 30, 2023 (Note 10), and is scheduled to mature on February 20, 2025 (Note 10). Our Unsecured Term Loan due 2026 had $539.2 million outstanding as of June 30, 2023, and is scheduled to mature on April 24, 2026. As of June 30, 2023, scheduled debt principal payments total $278.2 million through December 31, 2023 and $1.5 billion through December 31, 2024 (Note 10).

During the next 12 months following June 30, 2023 and thereafter, we expect that our significant cash requirements will include:

•funding acquisitions of new investments (Note 4);
•funding future capital commitments and tenant improvement allowances (Note 4);
•making scheduled principal and balloon payments on our debt obligations, including $500 million of senior notes due in April 2024 (Note 10);
•making scheduled interest payments on our debt obligations (future interest payments total $911.5 million, with $251.5 million due during the next 12 months; interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at June 30, 2023); and
•other normal recurring operating expenses.

We expect to fund these cash requirements through cash generated from operations, cash received from dispositions of properties, the use of our cash reserves or unused amounts on our Unsecured Revolving Credit Facility (as described above), proceeds from term loans or other bank debt, issuances of common stock through our ATM Program (Note 12), and potential issuances of additional debt or equity securities. We may also choose to prepay certain of our non-recourse mortgage loan obligations, depending on our capital needs and market conditions at that time.

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

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at June 30, 2023.

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

W. P. Carey 6/30/2023 10-Q – 57

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

W. P. Carey 6/30/2023 10-Q – 58

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to W. P. Carey	$144,620	$127,678	$439,000	$284,673
Adjustments:
Depreciation and amortization of real property	142,932	114,333	298,800	228,979
Gain on sale of real estate, net (a)	(1,808)	(31,119)	(179,557)	(42,367)
Impairment charges — real estate	—	6,206	—	26,385
Proportionate share of adjustments to earnings from equity method investments (b) (c)	2,883	2,934	5,489	10,617
Proportionate share of adjustments for noncontrolling interests (d)	(268)	(4)	(567)	(8)
Total adjustments	143,739	92,350	124,165	223,606
FFO (as defined by NAREIT) attributable to W. P. Carey	288,359	220,028	563,165	508,279
Adjustments:
Straight-line and other leasing and financing adjustments	(19,086)	(14,492)	(34,136)	(25,339)
Stock-based compensation	8,995	9,758	16,761	17,591
Above- and below-market rent intangible lease amortization, net	8,824	10,548	19,685	21,552
Amortization of deferred financing costs	5,904	3,147	10,844	6,275
Tax (benefit) expense — deferred and other	(2,723)	(355)	1,643	(1,597)
Merger and other expenses	1,419	1,984	1,443	(338)
Other (gains) and losses (e)	1,366	21,746	(6,734)	(13,999)
Other amortization and non-cash items	527	530	999	1,082
Proportionate share of adjustments to earnings from equity method investments (c)	(255)	1,486	(1,181)	(295)
Proportionate share of adjustments for noncontrolling interests (d)	(24)	(6)	36	(11)
Total adjustments	4,947	34,346	9,360	4,921
AFFO attributable to W. P. Carey	$293,306	$254,374	$572,525	$513,200

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$288,359	$220,028	$563,165	$508,279
AFFO attributable to W. P. Carey	$293,306	$254,374	$572,525	$513,200

W. P. Carey 6/30/2023 10-Q – 59

FFO and AFFO from Real Estate were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income from Real Estate attributable to W. P. Carey	$144,686	$123,228	$437,917	$270,086
Adjustments:
Depreciation and amortization of real property	142,932	114,333	298,800	228,979
Gain on sale of real estate, net (a)	(1,808)	(31,119)	(179,557)	(42,367)
Impairment charges — real estate	—	6,206	—	26,385
Proportionate share of adjustments to earnings from equity method investments (b) (c)	2,883	2,934	5,489	10,617
Proportionate share of adjustments for noncontrolling interests (d)	(268)	(4)	(567)	(8)
Total adjustments	143,739	92,350	124,165	223,606
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	288,425	215,578	562,082	493,692
Adjustments:
Straight-line and other leasing and financing adjustments	(19,086)	(14,492)	(34,136)	(25,339)
Stock-based compensation	8,995	9,758	16,761	17,591
Above- and below-market rent intangible lease amortization, net	8,824	10,548	19,685	21,552
Amortization of deferred financing costs	5,904	3,147	10,844	6,275
Tax (benefit) expense — deferred and other	(2,723)	(324)	1,643	(1,513)
Merger and other expenses	1,419	1,984	1,443	(341)
Other (gains) and losses (e)	890	20,155	(6,696)	(14,263)
Other amortization and non-cash items	527	530	999	1,082
Proportionate share of adjustments to earnings from equity method investments (c)	(255)	368	(1,181)	535
Proportionate share of adjustments for noncontrolling interests (d)	(24)	(6)	36	(11)
Total adjustments	4,471	31,668	9,398	5,568
AFFO attributable to W. P. Carey — Real Estate	$292,896	$247,246	$571,480	$499,260

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	$288,425	$215,578	$562,082	$493,692
AFFO attributable to W. P. Carey — Real Estate	$292,896	$247,246	$571,480	$499,260

W. P. Carey 6/30/2023 10-Q – 60

FFO and AFFO from Investment Management were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income from Investment Management attributable to W. P. Carey	$(66)	$4,450	$1,083	$14,587
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	(66)	4,450	1,083	14,587
Adjustments:
Other (gains) and losses	476	1,591	(38)	264
Tax benefit — deferred and other	—	(31)	—	(84)
Merger and other expenses	—	—	—	3
Proportionate share of adjustments to earnings from equity method investments (c)	—	1,118	—	(830)
Total adjustments	476	2,678	(38)	(647)
AFFO attributable to W. P. Carey — Investment Management	$410	$7,128	$1,045	$13,940

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	$(66)	$4,450	$1,083	$14,587
AFFO attributable to W. P. Carey — Investment Management	$410	$7,128	$1,045	$13,940
__________
(a)Amount for the six months ended June 30, 2023 includes a gain on sale of real estate of $176.2 million recognized upon a related party of a tenant’s notice of its intention to repurchase a portfolio of 78 net-lease self-storage properties and the reclassification of the investment to net investments in sales-type leases (Note 5).
(b)Amount for the six months ended June 30, 2022 includes our $4.6 million proportionate share of an impairment charge recognized on an equity method investment in real estate.
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

W. P. Carey 6/30/2023 10-Q – 61

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we generally seek long-term debt financing on a fixed-rate basis. However, we are subject to variable-rate interest on our Unsecured Term Loans, Unsecured Revolving Credit Facility, and certain of our non-recourse mortgage debt. We have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with counterparties related to certain of our variable-rate debt (Note 10). See Note 9 for additional information on our interest rate swaps and caps.

Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2023 (in thousands):

	2023 (Remainder)	2024	2025	2026	2027	Thereafter	Total	Fair Value
Fixed-rate debt (a) (b)	$199,209	$1,238,181	$788,506	$1,536,988	$543,968	$3,100,466	$7,407,318	$6,702,290
Variable-rate debt (a)	$79,022	$3,776	$1,184,482	$—	$—	$—	$1,267,280	$1,265,990
__________
(a)Amounts are based on the exchange rate at June 30, 2023, as applicable.
(b)Amounts include non-recourse mortgages and unsecured term loans subject to variable-to-fixed interest rate swaps. Amounts after 2023 are primarily comprised of principal payments for our Senior Unsecured Notes (Note 10).

The estimated fair value of our fixed-rate debt and our variable-rate debt is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at June 30, 2023 would increase or decrease by $7.6 million for our euro-denominated debt, by $3.4 million for our British pound sterling-denominated debt, by $1.1 million for our U.S. dollar-denominated debt, by $0.4 million for our Norwegian krone-denominated debt, and by $0.2 million for our Japanese yen-denominated debt, for each respective 1% change in annual interest rates.

W. P. Carey 6/30/2023 10-Q – 62

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Canadian dollar, the Japanese yen, and certain other currencies which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed several offerings of euro-denominated senior notes, and have borrowed under our Senior Unsecured Credit Facility and Unsecured Term Loan due 2026 in foreign currencies, including the euro, British pound sterling, and Japanese yen (Note 10). Volatile market conditions arising from certain macroeconomic factors may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, British pound sterling, or Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at June 30, 2023 of $2.5 million, $0.3 million, and less than $0.1 million, respectively, excluding the impact of our derivative instruments.

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

W. P. Carey 6/30/2023 10-Q – 63

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2023 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 6/30/2023 10-Q – 64

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

W. P. Carey 6/30/2023 10-Q – 65

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	July 28, 2023
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	July 28, 2023
		By:	/s/ Brian Zander
Brian Zander
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 6/30/2023 10-Q – 66

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