Form 10-Q
period 2023-09-30
W. P. Carey Inc.
filed 2023-11-03
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 218,671,874 shares of common stock, $0.001 par value, outstanding at October 27, 2023.

W. P. Carey 9/30/2023 10-Q – 1

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: the NLOP Spin-Off (as defined herein), including the impact thereof; our corporate strategy and estimated or future economic performance and results, including our expectations surrounding the impact of the broader macroeconomic environment and the ability of tenants to pay rent, financial condition, liquidity, results of operations, and prospects; our future capital expenditure and leverage levels, debt service obligations, and plans to fund our liquidity needs; prospective statements regarding our access to the capital markets, including our “at-the-market” program (“ATM Program”) and settlement of our Equity Forwards (as defined herein); the outlook for the investment program that we manage, including possible liquidity events for the program; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”); and the impact of recently issued accounting pronouncements and regulatory activity.

These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to inflation and increased interest rates, the effects of pandemics and global outbreaks of contagious diseases (such as the COVID-19 pandemic) and domestic or geopolitical crises, such as terrorism, military conflict, war or the perception that hostilities may be imminent, political instability or civil unrest, or other conflict, could also have material adverse effects on our business, financial condition, liquidity, results of operations, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report, as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 10, 2023 (the “2022 Annual Report”), and in Part II, Item 1A. Risk Factors herein. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

W. P. Carey 9/30/2023 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Investments in real estate:
Land, buildings and improvements — net lease and other	$13,390,692	$13,338,857
Land, buildings and improvements — operating properties	1,222,062	1,095,892
Net investments in finance leases and loans receivable	1,172,671	771,761
In-place lease intangible assets and other	2,696,403	2,659,750
Above-market rent intangible assets	771,071	833,751
Investments in real estate	19,252,899	18,700,011
Accumulated depreciation and amortization	(3,438,183)	(3,269,057)
Assets held for sale, net	102,015	57,944
Net investments in real estate	15,916,731	15,488,898
Equity method investments	351,537	327,502
Cash and cash equivalents	136,438	167,996
Other assets, net	1,191,350	1,080,227
Goodwill	1,034,183	1,037,412
Total assets (a)	$18,630,239	$18,102,035
Liabilities and Equity
Debt:
Senior unsecured notes, net	$5,902,854	$5,916,400
Unsecured term loans, net	1,083,597	552,539
Unsecured revolving credit facility	516,513	276,392
Non-recourse mortgages, net	784,750	1,132,417
Debt, net	8,287,714	7,877,748
Accounts payable, accrued expenses and other liabilities	638,965	623,843
Below-market rent and other intangible liabilities, net	153,049	184,584
Deferred income taxes	171,929	178,959
Dividends payable	233,331	228,257
Total liabilities (a)	9,484,988	9,093,391
Commitments and contingencies (Note 12)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 213,925,817 and 210,620,949 shares, respectively, issued and outstanding	214	211
Additional paid-in capital	11,970,559	11,706,836
Distributions in excess of accumulated earnings	(2,616,638)	(2,486,633)
Deferred compensation obligation	62,046	57,012
Accumulated other comprehensive loss	(281,820)	(283,780)
Total stockholders’ equity	9,134,361	8,993,646
Noncontrolling interests	10,890	14,998
Total equity	9,145,251	9,008,644
Total liabilities and equity	$18,630,239	$18,102,035
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.
W. P. Carey 9/30/2023 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Real Estate:
Lease revenues	$369,159	$331,902	$1,090,619	$953,981
Income from finance leases and loans receivable	27,575	20,637	75,641	56,794
Operating property revenues	49,218	21,350	140,780	30,279
Other lease-related income	2,310	8,192	20,723	24,905
	448,262	382,081	1,327,763	1,065,959
Investment Management:
Asset management revenue	194	1,197	836	8,084
Reimbursable costs from affiliates	97	344	322	2,414
	291	1,541	1,158	10,498
	448,553	383,622	1,328,921	1,076,457
Operating Expenses
Depreciation and amortization	144,771	132,181	444,728	362,654
Operating property expenses	26,570	9,357	74,738	15,335
General and administrative	23,258	22,299	74,494	66,224
Reimbursable tenant costs	20,498	18,874	62,997	52,538
Impairment charges — real estate	15,173	—	15,173	26,385
Property expenses, excluding reimbursable tenant costs	13,021	11,244	31,164	36,874
Stock-based compensation expense	9,050	5,511	25,811	23,102
Merger and other expenses	4,152	17,667	5,595	17,329
Reimbursable costs from affiliates	97	344	322	2,414
Impairment charges — Investment Management goodwill	—	29,334	—	29,334
	256,590	246,811	735,022	632,189
Other Income and Expenses
Interest expense	(76,974)	(59,022)	(219,658)	(151,492)
Earnings from equity method investments	4,978	11,304	14,569	23,477
Non-operating income	4,862	9,263	13,997	23,783
Other gains and (losses)	2,859	(15,020)	9,593	(1,021)
Gain (loss) on sale of real estate, net	2,401	(4,736)	181,958	37,631
Gain on change in control of interests	—	33,931	—	33,931
	(61,874)	(24,280)	459	(33,691)
Income before income taxes	130,089	112,531	594,358	410,577
Provision for income taxes	(5,090)	(8,263)	(30,338)	(21,598)
Net Income	124,999	104,268	564,020	388,979
Net loss attributable to noncontrolling interests	41	660	20	622
Net Income Attributable to W. P. Carey	$125,040	$104,928	$564,040	$389,601

Basic Earnings Per Share	$0.58	$0.52	$2.64	$1.98
Diluted Earnings Per Share	$0.58	$0.51	$2.63	$1.98
Weighted-Average Shares Outstanding
Basic	215,097,114	203,093,553	214,052,907	196,382,433
Diluted	215,252,969	204,098,116	214,427,425	197,264,509

See Notes to Consolidated Financial Statements.
W. P. Carey 9/30/2023 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income	$124,999	$104,268	$564,020	$388,979
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(8,844)	(56,053)	7,092	(109,198)
Unrealized gain (loss) on derivative instruments	6,816	23,610	(5,384)	50,956
Reclassification of unrealized gain on investments to net income	—	—	—	(18,688)
	(2,028)	(32,443)	1,708	(76,930)
Comprehensive Income	122,971	71,825	565,728	312,049

Amounts Attributable to Noncontrolling Interests
Net loss	41	660	20	622
Foreign currency translation adjustments	139	543	252	543
Comprehensive loss attributable to noncontrolling interests	180	1,203	272	1,165
Comprehensive Income Attributable to W. P. Carey	$123,151	$73,028	$566,000	$313,214

See Notes to Consolidated Financial Statements.
W. P. Carey 9/30/2023 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at July 1, 2023	213,901,170	$214	$11,959,060	$(2,510,816)	$62,046	$(279,931)	$9,230,573	$16,359	$9,246,932
Shares issued upon delivery of vested restricted share awards	24,647	—	(61)				(61)		(61)
Amortization of stock-based compensation expense			9,050				9,050		9,050
Acquisition of noncontrolling interest			2,510				2,510	(2,510)	—
Distributions to noncontrolling interests							—	(2,779)	(2,779)
Dividends declared ($1.071 per share)				(230,862)			(230,862)		(230,862)
Net income				125,040			125,040	(41)	124,999
Other comprehensive loss:
Foreign currency translation adjustments						(8,705)	(8,705)	(139)	(8,844)
Unrealized gain on derivative instruments						6,816	6,816		6,816
Balance at September 30, 2023	213,925,817	$214	$11,970,559	$(2,616,638)	$62,046	$(281,820)	$9,134,361	$10,890	$9,145,251

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at July 1, 2022	192,891,792	$193	$10,201,614	$(2,352,839)	$57,012	$(266,157)	$7,639,823	$1,639	$7,641,462
Shares issued to stockholders of CPA:18 – Global in connection with CPA:18 Merger	13,786,302	14	1,205,736				1,205,750		1,205,750
Shares issued under forward equity, net	1,337,500	1	97,454				97,455		97,455
Shares issued upon delivery of vested restricted share awards	17,124	—	(12)				(12)		(12)
Amortization of stock-based compensation expense			5,511				5,511		5,511
Acquisition of noncontrolling interests in connection with the CPA:18 Merger							—	14,367	14,367
Distributions to noncontrolling interests							—	(111)	(111)
Dividends declared ($1.061 per share)				(222,350)			(222,350)		(222,350)
Net income				104,928			104,928	(660)	104,268
Other comprehensive loss:
Foreign currency translation adjustments						(55,510)	(55,510)	(543)	(56,053)
Unrealized gain on derivative instruments						23,610	23,610		23,610
Balance at September 30, 2022	208,032,718	$208	$11,510,303	$(2,470,261)	$57,012	$(298,057)	$8,799,205	$14,692	$8,813,897
(Continued)
W. P. Carey 9/30/2023 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2023	210,620,949	$211	$11,706,836	$(2,486,633)	$57,012	$(283,780)	$8,993,646	$14,998	$9,008,644
Shares issued under forward equity, net	3,081,867	3	249,860				249,863		249,863
Shares issued upon delivery of vested restricted share awards	218,266	—	(13,679)				(13,679)		(13,679)
Shares issued upon purchases under employee share purchase plan	4,735	—	294				294		294
Amortization of stock-based compensation expense			25,811				25,811		25,811
Deferral of vested shares, net			(4,521)		4,521		—		—
Acquisition of noncontrolling interests			3,663				3,663	(3,663)	—
Contributions from noncontrolling interests							—	2,886	2,886
Distributions to noncontrolling interests							—	(3,059)	(3,059)
Dividends declared ($3.207 per share)			2,295	(694,045)	513		(691,237)		(691,237)
Net income				564,040			564,040	(20)	564,020
Other comprehensive income:
Foreign currency translation adjustments						7,344	7,344	(252)	7,092
Unrealized loss on derivative instruments						(5,384)	(5,384)		(5,384)
Balance at September 30, 2023	213,925,817	$214	$11,970,559	$(2,616,638)	$62,046	$(281,820)	$9,134,361	$10,890	$9,145,251

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2022	190,013,751	$190	$9,977,686	$(2,224,231)	$49,810	$(221,670)	$7,581,785	$1,666	$7,583,451
Shares issued to stockholders of CPA:18 – Global in connection with CPA:18 Merger	13,786,302	14	1,205,736				1,205,750		1,205,750
Shares issued under our prior ATM Program, net	2,740,295	3	218,098				218,101		218,101
Shares issued under forward equity, net	1,337,500	1	97,454				97,455		97,455
Shares issued upon delivery of vested restricted share awards	152,830	—	(6,612)				(6,612)		(6,612)
Shares issued upon purchases under employee share purchase plan	2,040	—	155				155		155
Amortization of stock-based compensation expense			23,102				23,102		23,102
Deferral of vested shares, net			(6,696)		6,696		—		—
Acquisition of noncontrolling interests in connection with the CPA:18 Merger							—	14,367	14,367
Distributions to noncontrolling interests							—	(176)	(176)
Dividends declared ($3.177 per share)			1,380	(635,631)	506		(633,745)		(633,745)
Net income				389,601			389,601	(622)	388,979
Other comprehensive loss:
Foreign currency translation adjustments						(108,655)	(108,655)	(543)	(109,198)
Unrealized gain on derivative instruments						50,956	50,956		50,956
Reclassification of unrealized gain on investments to net income						(18,688)	(18,688)		(18,688)
Balance at September 30, 2022	208,032,718	$208	$11,510,303	$(2,470,261)	$57,012	$(298,057)	$8,799,205	$14,692	$8,813,897
See Notes to Consolidated Financial Statements.
W. P. Carey 9/30/2023 10-Q – 7

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows — Operating Activities
Net income	$564,020	$388,979
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	459,830	374,163
Gain on sale of real estate, net	(181,958)	(37,631)
Straight-line rent adjustments	(55,671)	(42,342)
Amortization of rent-related intangibles and deferred rental revenue	27,694	34,378
Stock-based compensation expense	25,811	23,102
Impairment charges — real estate	15,173	26,385
Distributions of earnings from equity method investments	15,107	26,276
Earnings from equity method investments	(14,569)	(23,477)
Decrease in allowance for credit losses	(6,113)	(27,777)
Deferred income tax benefit	(2,706)	(1,561)
Net realized and unrealized (gains) losses on equity securities, extinguishment of debt, foreign currency exchange rate movements, and other	(1,837)	22,322
Gain on change in control of interests	—	(33,931)
Impairment charges — Investment Management goodwill	—	29,334
Asset management revenue received in shares of CPA:18 – Global	—	(1,024)
Net changes in other operating assets and liabilities	(32,094)	(54,668)
Net Cash Provided by Operating Activities	812,687	702,528
Cash Flows — Investing Activities
Purchases of real estate	(908,271)	(1,013,950)
Proceeds from sales of real estate	187,678	170,341
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(90,149)	(83,721)
Capital contributions to equity method investments	(36,595)	(69,127)
Proceeds from repayment of loans receivable	28,000	34,000
Tenant-funded escrow for investing activities	21,717	—
Return of capital from equity method investments	10,081	7,447
Other investing activities, net	(4,987)	(16,945)
Cash paid to stockholders of CPA:18 – Global in the CPA:18 Merger	—	(423,435)
Cash and restricted cash acquired in connection with the CPA:18 Merger	—	331,063
Proceeds from redemption of WLT preferred stock (Note 9)	—	65,000
Funding of short-term loans to affiliates	—	(26,000)
Proceeds from repayment of short-term loans to affiliates	—	26,000
Investment in loan receivable	—	(20,098)
Net Cash Used in Investing Activities	(792,526)	(1,019,425)
Cash Flows — Financing Activities
Proceeds from Unsecured Revolving Credit Facility	2,217,896	1,460,226
Repayments of Unsecured Revolving Credit Facility	(1,977,451)	(1,357,254)
Dividends paid	(686,163)	(613,302)
Proceeds from term loans	546,014	283,139
Scheduled payments of mortgage principal	(251,028)	(51,548)
Proceeds from shares issued under forward equity, net of selling costs	249,806	97,456
Prepayments of mortgage principal	(99,388)	(10,381)
Payment of financing costs	(14,696)	(2,128)
Payments for withholding taxes upon delivery of equity-based awards	(13,679)	(6,612)
Distributions to noncontrolling interests	(3,059)	(176)
Contributions from noncontrolling interests	2,886	—
Other financing activities, net	(558)	11,781
Proceeds from issuance of Senior Unsecured Notes	—	334,775
Proceeds from shares issued under our prior ATM Program, net of selling costs	—	218,081
Net Cash (Used in) Provided by Financing Activities	(29,420)	364,057
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(958)	(15,097)
Net (decrease) increase in cash and cash equivalents and restricted cash	(10,217)	32,063
Cash and cash equivalents and restricted cash, beginning of period	224,141	217,950
Cash and cash equivalents and restricted cash, end of period	$213,924	$250,013
See Notes to Consolidated Financial Statements.
W. P. Carey 9/30/2023 10-Q – 8

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

In September 2023, we announced a plan to exit the office assets within our portfolio by (i) spinning-off 59 office properties into Net Lease Office Properties (“NLOP”), so that it will become a separate publicly-traded REIT (the “Spin-Off”), and (ii) implementing an asset sale program to dispose of 87 office properties retained by us (the “Office Sale Program”), which is targeted to be substantially completed in early 2024. NLOP was a wholly-owned subsidiary of WPC as of September 30, 2023.

On November 1, 2023, we completed the Spin-Off, contributing 59 office properties to NLOP. Following the closing of the Spin-Off, NLOP operates as a separate publicly-traded REIT, which we externally manage pursuant to certain advisory agreements (the “NLOP Advisory Agreements”) (Note 17).

On August 1, 2022, a non-traded REIT that we previously advised, Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global”) merged with and into one of our indirect subsidiaries (the “CPA:18 Merger”). At September 30, 2023, we were the advisor to Carey European Student Housing Fund I, L.P. (“CESH”), a limited partnership formed for the purpose of developing, owning, and operating student housing properties in Europe (Note 4). We refer to CPA:18 – Global (prior to the CPA:18 Merger) and CESH collectively as the “Managed Programs.”

Reportable Segments

Real Estate — Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Northern and Western Europe, which are leased to companies on a triple-net lease basis. At September 30, 2023, our portfolio was comprised of our full or partial ownership interests in 1,472 properties, totaling approximately 179 million square feet, substantially all of which were net leased to 395 tenants, with a weighted-average lease term of 11.0 years and an occupancy rate of 98.9%. In addition, at September 30, 2023, our portfolio was comprised of full or partial ownership interests in 98 operating properties, including 86 self-storage properties, ten hotels, and two student housing properties, totaling approximately 7.5 million square feet.

Investment Management — We manage the real estate investment portfolio for CESH, for which we earn asset management revenue. We may also be entitled to receive certain distributions pursuant to our advisory arrangements with CESH. At September 30, 2023, CESH wholly owned one build-to-suit project.

W. P. Carey 9/30/2023 10-Q – 9

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

At September 30, 2023 and December 31, 2022, we considered 15 and 16 entities, respectively, to be VIEs, of which we consolidated 10 and 11, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	September 30, 2023	December 31, 2022
Land, buildings and improvements — net lease and other	$171,802	$590,390
Land, buildings and improvements — operating properties	12,655	143,390
Net investments in finance leases and loans receivable	595,524	144,103
In-place lease intangible assets and other	24,778	72,070
Above-market rent intangible assets	11,067	33,634
Accumulated depreciation and amortization	(24,281)	(176,379)
Total assets	822,159	843,500

Non-recourse mortgages, net	$57,455	$132,950
Below-market rent and other intangible liabilities, net	32	18,891
Total liabilities	96,957	199,633

At both September 30, 2023 and December 31, 2022, our five unconsolidated VIEs included our interests in (i) three unconsolidated real estate investments, which we account for under the equity method of accounting (we do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities), and (ii) two unconsolidated investments in equity securities, which we accounted for as investments in shares of the entities at fair value. As of September 30, 2023, and December 31, 2022, the net carrying amount of our investments in these entities was $727.2 million and $693.4 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

W. P. Carey 9/30/2023 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)
Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Amounts due from affiliates are now included within Other assets, net in the consolidated balance sheets. Previously, such amounts were included within Due from affiliates in the consolidated balance sheets.

Revenue Recognition

There have been no significant changes in our policies for revenue from contracts under Accounting Standards Codification (“ASC”) 606 from what was disclosed in the 2022 Annual Report. ASC 606 does not apply to our lease revenues, which constitute a majority of our revenues, but primarily applies to revenues generated from our hotel operating properties and our Investment Management segment. Revenue from contracts for our Real Estate segment primarily represented hotel operating property revenues of $23.2 million and $3.7 million for the three months ended September 30, 2023 and 2022, respectively, and $63.3 million and $9.1 million for the nine months ended September 30, 2023 and 2022, respectively, generated from 13 hotels located in the United States (12 of which were reclassified from net leases to operating properties in the first quarter of 2023 (Note 5); three of these properties were sold during the third quarter of 2023 and five are classified as held for sale as of September 30, 2023). Revenue from contracts under ASC 606 from our Investment Management segment is discussed in Note 4.

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$136,438	$167,996
Restricted cash (a)	77,486	56,145
Total cash and cash equivalents and restricted cash	$213,924	$224,141
__________
(a)Restricted cash is included within Other assets, net on our consolidated balance sheets.

Reference Rate Reform

During the first quarter of 2023, we applied the guidance in ASC 848, Reference Rate Reform and elected the practical expedient to transition certain contracts that reference London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”), including our Senior Unsecured Credit Facility (Note 11) and certain derivative instruments. The application of this guidance did not have a material impact on our consolidated financial statements.

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
W. P. Carey 9/30/2023 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)
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

Two of the net lease properties that we acquired in the CPA:18 Merger were classified as Assets held for sale, with an aggregate fair value of $85.0 million at acquisition (Note 5). From the closing of the CPA:18 Merger through September 30, 2022, lease revenues from these properties totaled $2.1 million. We sold one of these properties in August 2022 for total proceeds, net of selling costs, of $44.5 million, and recognized a loss on sale of $0.2 million (Note 15). We sold the other property in October 2023 for gross proceeds of approximately $30.4 million (Note 17).

Purchase Price Allocation

We accounted for the CPA:18 Merger as a business combination under the acquisition method of accounting. After consideration of all applicable factors pursuant to the business combination accounting rules, we were considered the “accounting acquirer” due to various factors, including the fact that our stockholders held the largest portion of the voting rights in the combined company upon completion of the CPA:18 Merger. There have been no changes to the purchase price allocation for the CPA:18 Merger from what was disclosed in the 2022 Annual Report. Costs related to the CPA:18 Merger have been expensed as incurred and classified within Merger and other expenses in the consolidated statements of income, totaling $17.1 million for the nine months ended September 30, 2022.

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

W. P. Carey 9/30/2023 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)
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

Pro Forma Financial Information

The following consolidated pro forma financial information has been presented as if the CPA:18 Merger had occurred on January 1, 2021 for the three and nine months ended September 30, 2022. The pro forma financial information is not necessarily indicative of what the actual results would have been had the CPA:18 Merger on that date, nor does it purport to represent the results of operations for future periods.

(in thousands)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Pro forma total revenues	$397,915	$1,187,887

Note 4. Agreements and Transactions with Related Parties

Advisory Agreements and Partnership Agreements with the Managed Programs

We currently have advisory arrangements with CESH, pursuant to which we earn fees and are entitled to receive reimbursement for certain fund management expenses. Upon completion of the CPA:18 Merger on August 1, 2022 (Note 1, Note 3), our advisory agreements with CPA:18 – Global were terminated, and we ceased earning revenue from CPA:18 – Global.

The following tables present a summary of revenue earned, reimbursable costs, and distributions of Available Cash received/accrued from the Managed Programs for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Asset management revenue (a) (b)	$194	$1,197	$836	$8,084
Reimbursable costs from affiliates (a)	97	344	322	2,414
Distributions of Available Cash (c)	—	3,345	—	8,746
Interest income on loans to affiliates (d)	—	4	—	112
	$291	$4,890	$1,158	$19,356

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
CESH	$291	$424	$1,158	$1,502
CPA:18 – Global	—	4,466	—	17,854
	$291	$4,890	$1,158	$19,356
__________
(a)Amounts represent revenues from contracts under ASC 606.
(b)Included within Asset management revenue in the consolidated statements of income.
(c)Included within Earnings from equity method investments in the consolidated statements of income.
(d)Included within Non-operating income in the consolidated statements of income.

W. P. Carey 9/30/2023 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)
The following table presents a summary of amounts due from affiliates, which are included within Other assets, net in the consolidated financial statements (in thousands):

	September 30, 2023	December 31, 2022
Asset management fees receivable	$191	$386
Reimbursable costs	122	204
Accounts receivable	69	329
	$382	$919

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

Other Transactions with Affiliates

NLOP Advisory Agreements

Upon closing of the Spin-Off on November 1, 2023, we externally manage NLOP pursuant to the NLOP Advisory Agreements (Note 17).

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

Other

At September 30, 2023, we owned interests in eight jointly owned investments in real estate, with the remaining interests held by third parties. We consolidate four such investments and account for the remaining four investments under the equity method of accounting (Note 8). In addition, we owned limited partnership units of CESH at that date. We elected to account for our investment in CESH under the fair value option (Note 8).

W. P. Carey 9/30/2023 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)
Note 5. Land, Buildings and Improvements, and Assets Held for Sale

Land, Buildings and Improvements — Net Lease and Other

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
Land	$2,385,620	$2,400,002
Buildings and improvements	10,950,878	10,916,630
Real estate under construction	54,194	22,225
Less: Accumulated depreciation	(1,727,825)	(1,672,091)
	$11,662,867	$11,666,766

During the nine months ended September 30, 2023, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro decreased by 0.7% to $1.0594 from $1.0666. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements — net lease and other decreased by $28.7 million from December 31, 2022 to September 30, 2023.

During the nine months ended September 30, 2023, we reclassified a portfolio of 78 properties classified as Land, buildings and improvements — net lease and other to Net investments in finance leases and loans receivable due to the tenant’s notice of intention to exercise a purchase option. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $288.2 million from December 31, 2022 to September 30, 2023 (Note 6).

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

In connection with changes in lease classifications due to extensions of the underlying leases, we reclassified five properties with an aggregate carrying value of $25.4 million from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other during the nine months ended September 30, 2023 (Note 6).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $80.9 million and $76.0 million for the three months ended September 30, 2023 and 2022, respectively, and $251.9 million and $221.0 million for the nine months ended September 30, 2023 and 2022, respectively.

W. P. Carey 9/30/2023 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)
Acquisitions of Real Estate

During the nine months ended September 30, 2023, we entered into the following investments, which were deemed to be real estate asset acquisitions (dollars in thousands):

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
(c)We also entered into a purchase agreement to acquire two additional retail (car wash) facilities leased to this tenant totaling $8.7 million, which is expected to be completed during the fourth quarter of 2023.

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

Real Estate Under Construction — Net Lease and Operating Properties

During the nine months ended September 30, 2023, we capitalized real estate under construction totaling $72.6 million. The number of construction projects in progress with balances included in real estate under construction was 12 and eight as of September 30, 2023 and December 31, 2022, respectively. Aggregate unfunded commitments totaled approximately $94.4 million and $61.1 million as of September 30, 2023 and December 31, 2022, respectively.

W. P. Carey 9/30/2023 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)
During the nine months ended September 30, 2023, we completed the following construction projects (dollars in thousands):

Property Location(s)	Primary Transaction Type	Number of Properties	Date of Completion	Property Type	Total Capitalized Costs
Evansville, Indiana and Lawrence, Kansas	Renovation	2	3/23/2023	Industrial	$20,637
Pleasanton, California	Redevelopment	1	8/21/2023	Laboratory	13,905
		3			$34,542

During the nine months ended September 30, 2023, we committed to fund three redevelopment projects, for an aggregate amount of $80.6 million. We currently expect to complete the projects in 2024 and 2025.

Capitalized interest incurred during construction was $0.2 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $0.3 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively, which reduces Interest expense in the consolidated statements of income.

Dispositions of Properties

During the nine months ended September 30, 2023, we sold nine properties, which were classified as Land, buildings and improvements — net lease and other. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $93.4 million from December 31, 2022 to September 30, 2023 (Note 15).

Other Lease-Related Income

2023 — For the three and nine months ended September 30, 2023, other lease-related income on our consolidated statements of income included: (i) other lease-related settlements totaling $1.7 million and $7.3 million, respectively and (ii) lease termination income totaling $11.4 million for the nine months ended September 30, 2023, received from two tenants in connection with the sales of the properties they occupied.

2022 — For the three and nine months ended September 30, 2022, other lease-related income on our consolidated statements of income included: (i) lease termination income of $4.2 million received from a tenant during the third quarter of
2022; (ii) other lease-related settlements totaling $3.8 million and $10.0 million, respectively; (iii) income from a parking garage attached to one of our net-leased properties totaling $0.2 million and $1.5 million, respectively; and (iv) lease termination income of $8.2 million received from a tenant during the nine months ended September 30, 2022.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease income — fixed	$325,481	$295,433	$958,015	$852,843
Lease income — variable (a)	43,678	36,469	132,604	101,138
Total operating lease income	$369,159	$331,902	$1,090,619	$953,981
__________
(a)Includes (i) rent increases based on changes in the U.S. Consumer Price Index (“CPI”) and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

W. P. Carey 9/30/2023 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
Land, Buildings and Improvements — Operating Properties

At September 30, 2023, Land, buildings and improvements — operating properties consisted of our investments in 77 consolidated self-storage properties, five consolidated hotels, and two consolidated student housing properties. At December 31, 2022, Land, buildings and improvements — operating properties consisted of our investments in 75 consolidated self-storage properties, two consolidated student housing properties, and one consolidated hotel. Below is a summary of our Land, buildings and improvements — operating properties (in thousands):

	September 30, 2023	December 31, 2022
Land	$141,942	$122,317
Buildings and improvements	1,080,058	955,009
Real estate under construction	62	18,566
Less: Accumulated depreciation	(72,781)	(28,295)
	$1,149,281	$1,067,597

As described above under Land, Buildings and Improvements — Net Lease and Other, on January 31, 2023, the master lease expired on certain hotel properties previously classified as net-lease properties, which converted to operating properties. As a result, in February 2023, we reclassified 12 consolidated hotel properties with an aggregate carrying value of $164.6 million from Land, buildings and improvements — net lease and other to Land, buildings and improvements — operating properties. We sold three of these hotel properties during the third quarter of 2023. As a result, the carrying value of our Land, buildings and improvements — operating properties decreased by $38.7 million from December 31, 2022 to September 30, 2023 (Note 15). In addition, we reclassified five of these hotel properties to Assets held for sale, net, as of September 30, 2023. As a result, the carrying value of our Land, buildings and improvements — operating properties decreased by $50.8 million from December 31, 2022 to September 30, 2023.

During the nine months ended September 30, 2023, the U.S. dollar weakened against the British pound sterling, resulting in an increase of $1.5 million in the carrying value of our Land, buildings and improvements — operating properties from December 31, 2022 to September 30, 2023

During the nine months ended September 30, 2023, we completed a student housing development project and reclassified $24.6 million from real estate under construction to buildings and improvements attributable to operating properties.

During the nine months ended September 30, 2023, we entered into the following self-storage operating property investments, which were deemed to be real estate asset acquisitions (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs
Little Rock, Arkansas (a)	1	6/22/2023	Self-Storage	$6,166
Houston, Texas	1	8/25/2023	Self-Storage	13,120
	2			$19,286
__________
(a)We also committed to fund $3.6 million for an expansion at this facility, which is expected to be completed in the first quarter of 2024.

W. P. Carey 9/30/2023 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)
The aggregate purchase price allocation for investments disclosed above is as follows (dollars in thousands):

Total Capitalized Costs
Land	$5,404
Buildings and improvements	13,303
Intangible assets:
In-place lease (weighted-average expected life of 0.5 years)	579
$19,286

Depreciation expense on our buildings and improvements attributable to operating properties was $7.8 million and $4.1 million for the three months ended September 30, 2023 and 2022, respectively, and $22.7 million and $5.4 million for the nine months ended September 30, 2023 and 2022.

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	September 30, 2023	December 31, 2022
Land, buildings and improvements — net lease and other	$39,372	$47,134
Land, buildings and improvements — operating properties	71,719	—
In-place lease intangible assets and other	12,910	10,854
Above-market rent intangible assets	5,625	3,210
Accumulated depreciation and amortization	(27,611)	(3,254)
Assets held for sale, net	$102,015	$57,944

At September 30, 2023, we had eight properties classified as Assets held for sale, net, with a carrying value of $102.0 million. Six of these properties were sold in the fourth quarter of 2023 (Note 17). The estimated purchase price for one of these properties was lowered during the third quarter of 2023. As a result, we recognized a loss on sale of real estate of $11.7 million during the three and nine months ended September 30, 2023, reflecting the updated estimated purchase price, in accordance with ASC 360, Property, Plant, and Equipment. This property was sold in the fourth quarter of 2023 (Note 17).

At December 31, 2022 we had three properties classified as Assets held for sale, net, with an aggregate carrying value of $57.9 million. Two of these properties were sold in the first quarter of 2023 and one was sold in the fourth quarter of 2023 (Note 17).

Note 6. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in finance leases and loans receivable (net of allowance for credit losses). Operating leases are not included in finance receivables.

Finance Receivables

Net investments in finance leases and loans receivable are summarized as follows (in thousands):

	Maturity Date	September 30, 2023	December 31, 2022
Net investments in direct financing leases (a)	2024 – 2036	$476,410	$498,313
Net investments in sales-type leases (b)	2024	451,421	—
Sale-leaseback transactions accounted for as loans receivable (b) (c)	2038 – 2052	233,590	234,198
Secured loans receivable (d)	2023	11,250	39,250
		$1,172,671	$771,761
__________
(a)Amounts are net of allowance for credit losses, as disclosed below under Net Investments in Direct Financing Leases.
W. P. Carey 9/30/2023 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)
(b)These investments are assessed for credit loss allowances but no such allowances were recorded as of September 30, 2023 or December 31, 2022.
(c)These investments are accounted for as loans receivable in accordance with ASC 310, Receivables and ASC 842, Leases. Maturity dates reflect the current lease maturity dates.
(d)Amounts are net of allowance for credit losses of $2.1 million as of both September 30, 2023 and December 31, 2022.

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
Lease payments receivable	$293,617	$332,618
Unguaranteed residual value	444,892	470,839
	738,509	803,457
Less: unearned income	(259,479)	(296,411)
Less: allowance for credit losses (a)	(2,620)	(8,733)
	$476,410	$498,313
__________
(a)During the nine months ended September 30, 2023 and 2022, we recorded a net release of allowance for credit losses of $6.1 million and $6.7 million, respectively, on our net investments in direct financing leases due to changes in expected economic conditions and improved credit quality for certain tenants, which was included within Other gains and (losses) in our consolidated statements of income.

Income from direct financing leases, which is included in Income from finance leases and loans receivable in the consolidated financial statements, was $12.6 million and $13.0 million for the three months ended September 30, 2023 and 2022, respectively, and $38.1 million and $40.2 million for the nine months ended September 30, 2023 and 2022.

During the nine months ended September 30, 2023, we reclassified five properties with an aggregate carrying value of $25.4 million from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other in connection with changes in lease classifications due to extensions of the underlying leases. During the nine months ended September 30, 2023, the U.S. dollar strengthened against the euro, resulting in a $1.7 million decrease in the carrying value of Net investments in finance leases and loans receivable from December 31, 2022 to September 30, 2023.

Net Investments in Sales-Type Leases

On February 28, 2023, the tenant occupying our portfolio of 78 net-lease self-storage properties located in the United States provided notice of its intention to exercise its option to repurchase the properties. The purchase price will be calculated using the U.S. CPI as of the closing date.

In accordance with ASC 842, Leases, we reclassified these net-lease assets to net investments in sales-type leases totaling $451.4 million on our consolidated balance sheets as of September 30, 2023 (based on the present value of remaining rents and estimated purchase price, using the CPI rates as of the exercise notice date), since the tenant provided notice of its intention to exercise its purchase option. In connection with this transaction, we reclassified the following amounts to Net investments in finance leases and loans receivable: (i) $393.7 million from Land, buildings and improvements — net lease and other, (ii) $36.6 million from In-place lease intangible assets and other, (iii) $22.4 million from Above-market rent intangible assets, (iv) $18.5 million from Below-market rent and other intangible liabilities, net, and (v) $159.0 million from Accumulated depreciation and amortization. We recognized an aggregate Gain on sale of real estate, net, of $176.2 million during the nine months ended September 30, 2023 related to this transaction.

Earnings from our net investments in sales-type leases are included in Income from finance leases and loans receivable in the consolidated financial statements, and totaled $9.7 million and $22.6 million for the three and nine months ended September 30, 2023, respectively. Prior to this reclassification to net investments in sales-type leases, earnings from this investment were recognized in Lease revenues in the consolidated financial statements.

W. P. Carey 9/30/2023 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)
Net investments in sales-type leases is summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
Lease payments receivable (a)	$470,836	$—
	470,836	—
Less: unearned income	(19,415)	—
	$451,421	$—
__________
(a)Includes estimated purchase price and total rents owed.

Loans Receivable

In August 2023, one of our secured loans receivable was repaid to us for $28.0 million. In connection with this repayment, we received an $0.6 million prepayment penalty from the borrower, which was included in Income from finance leases and loans receivable in the consolidated financial statements for both the three and nine months ended September 30, 2023.

Earnings from our loans receivable are included in Income from finance leases and loans receivable in the consolidated financial statements, and totaled $5.3 million and $7.6 million for the three months ended September 30, 2023 and 2022, respectively, and $15.0 million and $16.6 million for the nine months ended September 30, 2023 and 2022, respectively.

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. During the nine months ended September 30, 2023, we reclassified certain assets to net investments in sales-type leases (which are considered finance receivables), as described above under Net Investments in Sales-Type Leases. At both September 30, 2023 and December 31, 2022, no material balances of our finance receivables were past due. Other than the lease extension noted under Net Investments in Direct Financing Leases above, there were no material modifications of finance receivables during the nine months ended September 30, 2023.

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

A summary of our finance receivables by internal credit quality rating, excluding our allowance for credit losses, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
1 – 3	19	19	$1,098,791	$664,761
4	6	8	78,600	117,833
5	—	—	—	—
			$1,177,391	$782,594

W. P. Carey 9/30/2023 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)
Note 7. Goodwill and Other Intangibles

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

Net lease intangibles recorded in connection with property acquisitions during the nine months ended September 30, 2023 are described in Note 5.

Goodwill decreased by $3.2 million during the nine months ended September 30, 2023 due to foreign currency translation adjustments, and was fully reflected within our Real Estate segment as of both September 30, 2023 and December 31, 2022.

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$20,496	$(19,463)	$1,033	$19,812	$(19,144)	$668
	20,496	(19,463)	1,033	19,812	(19,144)	668
Lease Intangibles:
In-place lease	2,549,879	(1,131,197)	1,418,682	2,523,318	(1,061,235)	1,462,083
Above-market rent	771,071	(506,380)	264,691	833,751	(507,436)	326,315
	3,320,950	(1,637,577)	1,683,373	3,357,069	(1,568,671)	1,788,398
Goodwill
Goodwill	1,034,183	—	1,034,183	1,037,412	—	1,037,412
Total intangible assets	$4,375,629	$(1,657,040)	$2,718,589	$4,414,293	$(1,587,815)	$2,826,478

Finite-Lived Intangible Liabilities
Below-market rent	$(233,089)	$80,040	$(153,049)	$(293,160)	$125,287	$(167,873)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	—	—	—	(16,711)	—	(16,711)
Total intangible liabilities	$(233,089)	$80,040	$(153,049)	$(309,871)	$125,287	$(184,584)

During the nine months ended September 30, 2023, the U.S. dollar strengthened against the euro, resulting in an decrease of $1.3 million in the carrying value of our net intangible assets from December 31, 2022 to September 30, 2023. See Note 6 for a description of intangible assets and liabilities reclassified to net investments in sales-type leases during the nine months ended September 30, 2023.

Net amortization of intangibles, including the effect of foreign currency translation, was $62.6 million and $62.1 million for the three months ended September 30, 2023 and 2022, respectively, and $193.7 million and $165.6 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of internal-use software development and in-place lease intangibles is included in Depreciation and amortization.

W. P. Carey 9/30/2023 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)
Note 8. Equity Method Investments

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

The following table sets forth our ownership interests in our equity method investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

			Carrying Value at
Lessee/Fund/Description	Co-owner	Ownership Interest	September 30, 2023	December 31, 2022
Las Vegas Retail Complex (a)	Third Party	N/A	$232,941	$196,352
Johnson Self Storage	Third Party	90%	64,286	65,707
Kesko Senukai (b)	Third Party	70%	28,414	38,569
Harmon Retail Corner (c)	Third Party	15%	24,118	24,649
			$349,759	$325,277
__________
(a)On June 10, 2021, we entered into an agreement to fund a construction loan of approximately $261.9 million (as of September 30, 2023) for a retail complex in Las Vegas, Nevada. Through September 30, 2023, we funded $229.8 million, including $36.6 million during the nine months ended September 30, 2023. Equity income from this investment was $9.1 million and $6.2 million for the nine months ended September 30, 2023 and 2022, respectively, which was recognized within Earnings from equity method investments in our consolidated statements of income.
(b)The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.
(c)This investment is reported using the hypothetical liquidation at book value model, which may be different than pro rata ownership percentages, primarily due to the capital structure of the partnership agreement.

We received aggregate distributions of $25.2 million and $24.2 million from our unconsolidated real estate investments for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023 and December 31, 2022, the aggregate unamortized basis differences on our unconsolidated real estate investments were $18.3 million and $19.1 million, respectively.

Managed Programs

We own interests in the Managed Programs and account for these interests under the equity method because, as their advisor, we do not exert control over, but we do have the ability to exercise significant influence over, the Managed Programs. Operating results of the Managed Programs are included in the Investment Management segment.

CPA:18 – Global — On August 1, 2022, we acquired all of the remaining interests in CPA:18 – Global and the CPA:18 – Global operating partnership in the CPA:18 Merger (Note 1). We received distributions from this investment during the nine months ended September 30, 2022 of $1.6 million. We received distributions from our investment in the CPA:18 – Global operating partnership during the nine months ended September 30, 2022 of $8.7 million (Note 4).

CESH — We have elected to account for our investment in 2.43% of CESH at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH on a one quarter lag; therefore, the balance of our equity method investment in CESH recorded as of September 30, 2023 is based on the estimated fair value of our investment as of June 30, 2023. The carrying amount of our investment in CESH was $1.8 million and $2.2 million as of September 30, 2023 and December 31, 2022, respectively. We received distributions from this investment during both the nine months ended September 30, 2023 and 2022 of $1.2 million.

W. P. Carey 9/30/2023 10-Q – 23

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

Investment in Shares of Lineage Logistics — We have elected to apply the measurement alternative under Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10) to account for our investment in shares of Lineage Logistics (a cold storage REIT), which is included in Other assets, net in the consolidated financial statements. Under this alternative, the carrying value is adjusted for any impairments or changes in fair value resulting from observable transactions for similar or identical investments in the issuer. We classified this investment as Level 3 because it is not traded in an active market. During the nine months ended September 30, 2022, we received cash dividends of $4.3 million from our investment in shares of Lineage Logistics, which was recorded within Non-operating income in the consolidated financial statements. The fair value of this investment was $404.9 million at both September 30, 2023 and December 31, 2022.

Investment in Shares of GCIF — We account for our investment in shares of Guggenheim Credit Income Fund (“GCIF”), which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 2 because we used a quoted price from an inactive market to determine its fair value. During the nine months ended September 30, 2023, we received liquidating distributions from our investment in shares of GCIF totaling $0.8 million, which reduced the cost basis of our investment (in March 2021, GCIF announced its intention to liquidate and to distribute substantially all of its assets). The fair value of our investment in shares of GCIF was $0.9 million and $1.7 million at September 30, 2023 and December 31, 2022, respectively.

W. P. Carey 9/30/2023 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)
Investment in Preferred Shares of WLT — In January 2022, Watermark Lodging Trust, Inc. (“WLT”) redeemed in full our 1,300,000 shares of its preferred stock for gross proceeds of $65.0 million (based on the liquidation preference of $50.00 per share). In connection with this redemption, we reclassified an unrealized gain on this investment of $18.7 million from Accumulated other comprehensive loss to Other gains and (losses) in the consolidated financial statements (Note 13). Prior to this redemption, we accounted for this investment, which was included in Other assets, net in the consolidated financial statements, as available-for-sale debt securities at fair value (Level 3). During the nine months ended September 30, 2022, we received cash dividends of $0.9 million from our investment in preferred shares of WLT, which was recorded within Non-operating income in the consolidated financial statements.

Investment in Common Shares of WLT — In January 2022, we reclassified our investment in 12,208,243 shares of common stock of WLT from equity method investments to equity securities, since we no longer had significant influence over WLT, following the redemption of our investment in preferred shares of WLT, as described above. As a result, we accounted for this investment, which was included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 3 because it was not traded in an active market. We recognized non-cash unrealized gains of $43.4 million on our investment in shares of common stock of WLT during the nine months ended September 30, 2022, reflecting the most recently published net asset value of WLT, which was recorded within Other gains and (losses) in the consolidated financial statements. WLT completed its previously announced sale to private real estate funds in October 2022 and we received $82.6 million in cash proceeds.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the nine months ended September 30, 2023 or 2022. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		September 30, 2023		December 31, 2022
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2 and 3	$5,902,854	$5,224,131	$5,916,400	$5,238,588
Non-recourse mortgages, net (a) (b) (d)	3	784,750	767,999	1,132,417	1,109,449
__________
(a)The carrying value of Senior Unsecured Notes, net (Note 11) includes unamortized deferred financing costs of $22.1 million and $25.9 million at September 30, 2023 and December 31, 2022, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of less than $0.1 million at both September 30, 2023 and December 31, 2022.
(b)The carrying value of Senior Unsecured Notes, net includes unamortized discount of $20.8 million and $24.1 million at September 30, 2023 and December 31, 2022, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $6.2 million and $10.3 million at September 30, 2023 and December 31, 2022, respectively.
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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility and Unsecured Term Loan due 2026 (Note 11), but excluding finance receivables (Note 6), had fair values that approximated their carrying values at both September 30, 2023 and December 31, 2022.

W. P. Carey 9/30/2023 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)
Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable, including investments impacted by the Spin-Off and Office Sale Program (Note 1). There have been no significant changes in our impairment policies from what was disclosed in the 2022 Annual Report.

The following tables present information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended September 30,
	2023		2022
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate and intangibles	$3,213	$15,173	$—	$—
Investment Management goodwill	—	—	—	29,334
		$15,173		$29,334

	Nine Months Ended September 30,
	2023		2022
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate and intangibles	$3,213	$15,173	$24,497	$26,385
Investment Management goodwill	—	—	—	29,334
		$15,173		$55,719

Impairment charges, and their related triggering events and fair value measurements, recognized during the three and nine months ended September 30, 2023 and 2022 were as follows:

Real Estate and Intangibles

The impairment charges described below are reflected within Impairment charges — real estate in our consolidated statements of income.

During the three and nine months ended September 30, 2023, we recognized an impairment charge of $15.2 million on one property in order to reduce its carrying value to its estimated fair value, which approximated its estimated selling price. This property is included in Assets held for sale, net, in our consolidated balance sheets as of September 30, 2023, and was sold in October 2023 (Note 5, Note 17).

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

W. P. Carey 9/30/2023 10-Q – 26

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

Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2022 Annual Report. At both September 30, 2023 and December 31, 2022, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Foreign currency collars	Other assets, net	$27,088	$32,631	$—	$—
Interest rate swaps	Other assets, net	3,288	2,679	—	—
Interest rate cap	Other assets, net	—	14	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(612)	(1,445)
		30,376	35,324	(612)	(1,445)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	3,950	3,950	—	—
Foreign currency collars	Other assets, net	160	—	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	—	(248)
		4,110	3,950	—	(248)
Total derivatives		$34,486	$39,274	$(612)	$(1,693)

W. P. Carey 9/30/2023 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)
The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2023	2022	2023	2022
Foreign currency collars	$7,928	$20,756	$(4,710)	$44,410
Interest rate swaps	(514)	1,663	683	3,019
Interest rate cap	(3)	11	(9)	16
Total	$7,411	$22,430	$(4,036)	$47,445

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Foreign currency collars	Non-operating income	$2,787	$4,987	$10,656	$10,450
Interest rate swaps and cap	Interest expense	659	(66)	1,132	(352)
Total		$3,446	$4,921	$11,788	$10,098
__________
(a)Excludes net losses of $0.6 million and net gains of $1.2 million recognized on unconsolidated jointly owned investments for the three months ended September 30, 2023 and 2022, respectively, and net losses of $1.3 million and net gains of $3.5 million for the nine months ended September 30, 2023 and 2022, respectively.

Amounts reported in Other comprehensive (loss) income related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Non-operating income when the hedged foreign currency contracts are settled. As of September 30, 2023, we estimate that an additional $2.9 million and $13.9 million will be reclassified as Interest expense and Non-operating income, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Foreign currency collars	Non-operating income	$951	$3,737	$935	$7,520
Interest rate swaps	Interest expense	(683)	56	(1,220)	387
Derivatives Not in Cash Flow Hedging Relationships
Foreign currency collars	Other gains and (losses)	450	447	409	1,573
Total		$718	$4,240	$124	$9,480

See below for information on our purposes for entering into derivative instruments.

Interest Rate Swaps and Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we generally seek long-term debt financing on a fixed-rate basis. However, from time to time, we have obtained, and may in the future obtain, variable-rate (i) non-recourse mortgage loans and (ii) unsecured term loans (Note 11) and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of a loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

W. P. Carey 9/30/2023 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)
The interest rate swaps and caps that our consolidated subsidiaries had outstanding at September 30, 2023 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2023 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	4	513,214	EUR	$2,147
Interest rate swaps	4	31,249	USD	1,141
				$3,288
__________
(a)Fair value amounts are based on the exchange rate of the euro at September 30, 2023, as applicable.

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

The following table presents the foreign currency collars that we had outstanding at September 30, 2023 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2023
Designated as Cash Flow Hedging Instruments
Foreign currency collars	63	280,000	EUR	$22,936
Foreign currency collars	48	30,740	GBP	3,540
Not Designated as Cash Flow Hedging Instruments
Foreign currency collar	1	8,000	EUR	160
				$26,636

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2023. At September 30, 2023, our total credit exposure and the maximum exposure to any single counterparty was $30.1 million and $4.9 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2023, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $0.6 million and $1.7 million at September 30, 2023 and December 31, 2022, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at September 30, 2023 or December 31, 2022, we could have been required to settle our obligations under these agreements at their aggregate termination value of $0.6 million and $1.7 million, respectively.

W. P. Carey 9/30/2023 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)
Net Investment Hedges

Certain borrowings under our Senior Unsecured Notes, Unsecured Revolving Credit Facility, and Unsecured Term Loans (all as defined in Note 11) denominated in euro, British pounds sterling, or Japanese yen are designated as, and are effective as, economic hedges of our net investments in foreign entities.

Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under our euro-denominated senior notes and changes in the value of our euro, Japanese yen, and British pound sterling borrowings under our Senior Unsecured Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. Such gains (losses) related to non-derivative net investment hedges were $108.0 million and $215.0 million for the three months ended September 30, 2023 and 2022, respectively, and $38.6 million and $528.4 million for the nine months ended September 30, 2023 and 2022, respectively.

Note 11. Debt

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

The Senior Unsecured Credit Facility includes the ability to borrow in certain currencies other than U.S. dollars and has a maturity date of February 20, 2025. At September 30, 2023, our Unsecured Revolving Credit Facility had available capacity of approximately $1.3 billion (net of amounts reserved for standby letters of credit totaling $1.9 million). We incur an annual facility fee of 0.15% of the total commitment on our Unsecured Revolving Credit Facility, which is included within Interest expense in our consolidated statements of income.

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

We refer to our Term Loan due 2025, Delayed Draw Term Loan due 2025, and Unsecured Term Loan due 2026 collectively as our “Unsecured Term Loans.”

W. P. Carey 9/30/2023 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)
The following table presents a summary of our Unsecured Term Loans and Unsecured Revolving Credit Facility (dollars in thousands):

Unsecured Term Loans and Unsecured Revolving Credit Facility	Interest Rate at September 30, 2023 (a)	Maturity Date at September 30, 2023	Principal Outstanding Balance at
			September 30, 2023	December 31, 2022
Unsecured Term Loans:
Unsecured Term Loan due 2026 — borrowing in euros (b)	4.34%	4/24/2026	$529,700	$—
Term Loan due 2025 — borrowing in British pounds sterling (c) (d)	SONIA + 0.85%	2/20/2025	330,840	324,695
Delayed Draw Term Loan due 2025 — borrowing in euros (e)	EURIBOR + 0.85%	2/20/2025	227,771	229,319
			1,088,311	554,014
Unsecured Revolving Credit Facility:
Borrowing in euros (e)	EURIBOR + 0.775%	2/20/2025	345,364	258,117
Borrowing in U.S. dollars (f)	SOFR + 0.775%	2/20/2025	155,000	—
Borrowing in Japanese yen (g)	TIBOR + 0.775%	2/20/2025	16,149	18,275
			516,513	276,392
			$1,604,824	$830,406
__________
(a)The applicable interest rate at September 30, 2023 was based on the credit rating for our Senior Unsecured Notes of BBB+/Baa1.
(b)Balance excludes unamortized discount of $3.5 million and unamortized deferred financing costs of $0.3 million at September 30, 2023.
(c)SONIA means Sterling Overnight Index Average and includes a spread adjustment of 0.0326%.
(d)Balance excludes unamortized discount of $1.0 million and $1.5 million at September 30, 2023 and December 31, 2022, respectively
(e)EURIBOR means Euro Interbank Offered Rate.
(f)SOFR includes a spread adjustment of 0.10%.
(g)TIBOR means Tokyo Interbank Offered Rate.

Debt Facility — Net Lease Office Properties

On September 20, 2023, in connection with the proposed Spin-Off (Note 1), NLOP and certain of its wholly-owned direct and indirect subsidiaries entered into financing arrangements for which funding was subject to certain conditions (including the closing of the Spin-Off), including (i) a $335.0 million senior secured mortgage loan maturing on November 9, 2025 (the “NLOP Mortgage Loan”) and (ii) a $120.0 million mezzanine loan facility maturing on November 9, 2028 (the “NLOP Mezzanine Loan” and, together with the NLOP Mortgage Loan, the “NLOP Financing Arrangements”). At that time, NLOP was a wholly-owned subsidiary of WPC.

Upon funding of the borrowing pursuant to the NLOP Mortgage Loan, the NLOP Mortgage Loan will bear interest at an annual rate of one-month Term SOFR rate (subject to a floor of 3.85%) plus 5.0%. In addition, NLOP entered into an interest rate cap agreement at a strike rate of 5.35% under the terms set forth under the NLOP Mortgage Loan. Upon funding of the borrowing pursuant to the NLOP Mezzanine Loan, the NLOP Mezzanine Loan will bear interest at an annual rate of 14.5% (10.0% of which is required to be paid current on a monthly basis, and 4.5% of which will be a payment-in-kind accrual, on a quarterly basis).

Upon the closing of the Spin-Off and funding of the loans on November 1, 2023 (Note 17), the principal balance of the NLOP Financing Arrangements was spun off to NLOP, and approximately $350 million of the balance (net of transaction expenses) was retained by us in connection with the Spin-Off.

In connection with the closing of the NLOP Financing Arrangements, we incurred financing costs totaling $14.4 million as of September 30, 2023, which is included in Other assets, net, on our consolidated financial statements and was reimbursed to us by NLOP in connection with the Spin-Off (Note 17).

W. P. Carey 9/30/2023 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)
Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $5.9 billion at September 30, 2023 (the “Senior Unsecured Notes”).

Interest on the Senior Unsecured Notes is payable annually or semi-annually in arrears. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 20 to 35 basis points. The following table presents a summary of our Senior Unsecured Notes outstanding at September 30, 2023 (currency in thousands):

		Principal Amount	Coupon Rate	Maturity Date	Principal Outstanding Balance at
Senior Unsecured Notes, net (a)	Issue Date				September 30, 2023	December 31, 2022
4.6% Senior Notes due 2024	3/14/2014	$500,000	4.6%	4/1/2024	$500,000	$500,000
2.25% Senior Notes due 2024	1/19/2017	€500,000	2.25%	7/19/2024	529,700	533,300
4.0% Senior Notes due 2025	1/26/2015	$450,000	4.0%	2/1/2025	450,000	450,000
2.25% Senior Notes due 2026	10/9/2018	€500,000	2.25%	4/9/2026	529,700	533,300
4.25% Senior Notes due 2026	9/12/2016	$350,000	4.25%	10/1/2026	350,000	350,000
2.125% Senior Notes due 2027	3/6/2018	€500,000	2.125%	4/15/2027	529,700	533,300
1.35% Senior Notes due 2028	9/19/2019	€500,000	1.35%	4/15/2028	529,700	533,300
3.85% Senior Notes due 2029	6/14/2019	$325,000	3.85%	7/15/2029	325,000	325,000
3.41% Senior Notes due 2029	9/28/2022	€150,000	3.41%	9/28/2029	158,910	159,990
0.95% Senior Notes due 2030	3/8/2021	€525,000	0.95%	6/1/2030	556,185	559,965
2.4% Senior Notes due 2031	10/14/2020	$500,000	2.4%	2/1/2031	500,000	500,000
2.45% Senior Notes due 2032	10/15/2021	$350,000	2.45%	2/1/2032	350,000	350,000
3.7% Senior Notes due 2032	9/28/2022	€200,000	3.7%	9/28/2032	211,880	213,320
2.25% Senior Notes due 2033	2/25/2021	$425,000	2.25%	4/1/2033	425,000	425,000
					$5,945,775	$5,966,475
__________
(a)Aggregate balance excludes unamortized deferred financing costs totaling $22.1 million and $25.9 million, and unamortized discount totaling $20.8 million and $24.1 million, at September 30, 2023 and December 31, 2022, respectively.

Covenants

The credit agreements for our Senior Unsecured Credit Facility and Unsecured Term Loan due 2026, each of the Senior Unsecured Notes, and certain of our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. There have been no significant changes in our debt covenants from what was disclosed in the 2022 Annual Report. We were in compliance with all of these covenants at September 30, 2023.

Non-Recourse Mortgages

At September 30, 2023, the weighted-average interest rate for our total non-recourse mortgage notes payable was 4.7% (fixed-rate and variable-rate non-recourse mortgage notes payable were 4.6% and 5.2%, respectively), with maturity dates ranging from October 2023 to April 2039.

Repayments

During the nine months ended September 30, 2023, we (i) repaid non-recourse mortgage loans at or close to maturity with an aggregate principal balance of approximately $226.9 million and (ii) prepaid non-recourse mortgage loans totaling $99.4 million. We recognized a net gain on extinguishment of debt of $2.4 million on these repayments, which is included within Other gains and (losses) on our consolidated statements of income. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 4.8%.

W. P. Carey 9/30/2023 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)
Foreign Currency Exchange Rate Impact

During the nine months ended September 30, 2023, the U.S. dollar strengthened against the euro, resulting in a decrease of $40.6 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, Unsecured Term Loan due 2026, and Senior Unsecured Notes, net from December 31, 2022 to September 30, 2023.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of September 30, 2023 are as follows (in thousands):

Years Ending December 31,	Total
2023 (remainder)	$111,174
2024	1,223,399
2025	1,903,802
2026	1,509,747
2027	530,368
Thereafter through 2039	3,063,067
Total principal payments	8,341,557
Unamortized discount, net	(31,472)
Unamortized deferred financing costs	(22,371)
Total	$8,287,714

Certain amounts in the table above are based on the applicable foreign currency exchange rate at September 30, 2023.

Note 12. Commitments and Contingencies

At September 30, 2023, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 13. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2022 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the nine months ended September 30, 2023. We recorded stock-based compensation expense of $9.1 million and $5.5 million during the three months ended September 30, 2023 and 2022, respectively, and $25.8 million and $23.1 million during the nine months ended September 30, 2023 and 2022, respectively, which was included in Stock-based compensation expense in the consolidated financial statements.

W. P. Carey 9/30/2023 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)
Restricted and Conditional Awards

Nonvested restricted share awards (“RSAs”), restricted share units (“RSUs”), and performance share units (“PSUs”) at September 30, 2023 and changes during the nine months ended September 30, 2023 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2023	376,298	$74.78	531,781	$89.14
Granted (a)	256,993	82.78	150,989	144.54
Vested (b)	(171,330)	76.62	(218,147)	104.65
Forfeited	(101)	74.81	—	—
Adjustment (c)	—	—	71,443	107.02
Nonvested at September 30, 2023 (d)	461,860	$78.53	536,066	$103.15
__________
(a)The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period. To estimate the fair value of PSUs granted during the nine months ended September 30, 2023, we used a risk-free interest rate of 3.8%, an expected volatility rate of 38.2%, and assumed a dividend yield of zero.
(b)The grant date fair value of shares vested during the nine months ended September 30, 2023 was $36.0 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At September 30, 2023 and December 31, 2022, we had an obligation to issue 1,196,955 and 1,181,947 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $62.0 million and $57.0 million, respectively.
(c)Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments at September 30, 2023 to reflect the number of shares expected to be issued when the PSUs vest.
(d)At September 30, 2023, total unrecognized compensation expense related to these awards was approximately $50.2 million, with an aggregate weighted-average remaining term of 2.0 years.

Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income — basic and diluted	$125,040	$104,928	$564,040	$389,601

Weighted-average shares outstanding — basic	215,097,114	203,093,553	214,052,907	196,382,433
Effect of dilutive securities	155,855	1,004,563	374,518	882,076
Weighted-average shares outstanding — diluted	215,252,969	204,098,116	214,427,425	197,264,509

For the three and nine months ended September 30, 2023 and 2022, potentially dilutive securities excluded from the computation of diluted earnings per share were insignificant.

W. P. Carey 9/30/2023 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)
Acquisitions of Noncontrolling Interests

On May 30, 2023, we acquired the remaining 3% interest in an international jointly owned investment (which we already consolidated) from the noncontrolling interest holders for nominal consideration, bringing our ownership interest to 100%. No gain or loss was recognized on the transaction. We recorded an adjustment of approximately $1.2 million to Additional paid-in capital in our consolidated statements of equity for the nine months ended September 30, 2023 related to the difference between the consideration transferred and the carrying value of the noncontrolling interest related to this investment.

On July 18, 2023, we acquired the remaining 10% interest in a domestic jointly owned investment (which we already consolidated) from the noncontrolling interest holders for $2.4 million, bringing our ownership interest to 100%. No gain or loss was recognized on the transaction. We recorded an adjustment of approximately $2.5 million to Additional paid-in capital in our consolidated statements of equity for the three and nine months ended September 30, 2023 related to the difference between the consideration transferred and the carrying value of the noncontrolling interest related to this investment.

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

Our prior ATM Program is discussed in the 2022 Annual Report. The following table sets forth certain information regarding the issuance of shares of our common stock under our prior ATM Program during the periods presented (net proceeds in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares of common stock issued	—	—	—	2,740,295
Weighted-average price per share	$—	$—	$—	$80.79
Net proceeds	$—	$—	$—	$218,081

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

In addition, we refer to our forward equity offering presented below as the August 2021 Equity Forwards (the “Equity Forwards”), which are discussed in the 2022 Annual Report. Our ATM Forwards are also presented below (gross offering proceeds at closing in thousands):

	Agreement Date	Shares Offered (a)	Average Gross Offering Price	Average Gross Offering Proceeds at Closing	Outstanding Shares as of September 30, 2023
August 2021 Equity Forwards (b)	8/9/2021	5,175,000	$78.00	$403,650	—
ATM Forwards (c)	5/2/2022	7,826,840	83.57	654,086	4,744,973
					4,744,973
__________
W. P. Carey 9/30/2023 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)
(a)Includes 675,000 shares of common stock purchased by certain underwriters in connection with the August 2021 Equity Forwards, upon the exercise of 30-day options to purchase additional shares.
(b)All remaining outstanding shares were settled during the three months ended December 31, 2022.
(c)All remaining outstanding shares were settled in October 2023 (Note 17).

The following table sets forth certain information regarding the settlement of our forward equity during the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares of common stock delivered	—	1,337,500	3,081,867	1,337,500
Net proceeds	$—	$97,456	$249,806	$97,456

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30, 2023
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$23,879	$(303,810)	$—	$(279,931)
Other comprehensive income before reclassifications	10,262	(8,844)	—	1,418
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(2,787)	—	—	(2,787)
Interest expense	(659)	—	—	(659)
Total	(3,446)	—	—	(3,446)
Net current period other comprehensive loss	6,816	(8,844)	—	(2,028)
Net current period other comprehensive loss attributable to noncontrolling interests	—	139	—	139
Ending balance	$30,695	$(312,515)	$—	$(281,820)

	Three Months Ended September 30, 2022
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$43,693	$(309,850)	$—	$(266,157)
Other comprehensive loss before reclassifications	28,531	(56,053)	—	(27,522)
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(4,987)	—	—	(4,987)
Interest expense	66	—	—	66
Total	(4,921)	—	—	(4,921)
Net current period other comprehensive loss	23,610	(56,053)	—	(32,443)
Net current period other comprehensive loss attributable to noncontrolling interests	—	543	—	543
Ending balance	$67,303	$(365,360)	$—	$(298,057)
W. P. Carey 9/30/2023 10-Q – 36

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2023
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$36,079	$(319,859)	$—	$(283,780)
Other comprehensive income before reclassifications	6,404	7,092	—	13,496
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(10,656)	—	—	(10,656)
Interest expense	(1,132)	—	—	(1,132)
Total	(11,788)	—	—	(11,788)
Net current period other comprehensive income	(5,384)	7,092	—	1,708
Net current period other comprehensive loss attributable to noncontrolling interests	—	252	—	252
Ending balance	$30,695	$(312,515)	$—	$(281,820)

	Nine Months Ended September 30, 2022
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$16,347	$(256,705)	$18,688	$(221,670)
Other comprehensive loss before reclassifications	61,054	(109,198)	—	(48,144)
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(10,450)	—	—	(10,450)
Interest expense	352	—	—	352
Other gains and (losses) (Note 9)	—	—	(18,688)	(18,688)
Total	(10,098)	—	(18,688)	(28,786)
Net current period other comprehensive loss	50,956	(109,198)	(18,688)	(76,930)
Net current period other comprehensive loss attributable to noncontrolling interests	—	543	—	543
Ending balance	$67,303	$(365,360)	$—	$(298,057)

See Note 10 for additional information on our derivatives activity recognized within Other comprehensive (loss) income for the periods presented.

Dividends Declared

During the third quarter of 2023, our Board declared a quarterly dividend of $1.071 per share, which was paid on October 16, 2023 to stockholders of record as of September 29, 2023.

During the nine months ended September 30, 2023, we declared dividends totaling $3.207 per share.

Note 14. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and nine months ended September 30, 2023 and 2022.

W. P. Carey 9/30/2023 10-Q – 37

Notes to Consolidated Financial Statements (Unaudited)
Certain of our subsidiaries have elected taxable REIT subsidiary (“TRS”) status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three and nine months ended September 30, 2023 and 2022.

Current income tax expense was $9.4 million and $8.2 million for the three months ended September 30, 2023 and 2022, respectively, and $33.0 million and $23.2 million for the nine months ended September 30, 2023 and 2022, respectively. Deferred income tax benefit (expense) was $4.3 million and less than $(0.1) million for the three months ended September 30, 2023 and 2022, respectively, and $2.7 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively.

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

2023 — During the three and nine months ended September 30, 2023, we sold six and 14 properties, respectively, for total proceeds, net of selling costs, of $143.6 million and $187.7 million, respectively, and recognized a net gain on these sales totaling $14.1 million and $17.5 million, respectively (inclusive of income taxes totaling $0.7 million for both the three and nine months ended September 30, 2023, recognized upon sale). Three of the properties sold during the third quarter of 2023 were hotel operating properties.

2022 — During the three and nine months ended September 30, 2022, we sold three and 17 properties, respectively, for total proceeds, net of selling costs, of $55.2 million and $170.3 million, respectively, and recognized a net (loss) gain on these sales totaling $(4.7) million and $37.6 million, respectively (inclusive of income taxes totaling less than $2.8 million and $2.9 million, respectively, for the three and nine months ended September 30, 2022, recognized upon sale). This disposition activity included one property acquired in the CPA:18 Merger classified as assets held for sale (Note 3), which was sold in August 2022.

W. P. Carey 9/30/2023 10-Q – 38

Notes to Consolidated Financial Statements (Unaudited)
Note 16. Segment Reporting

We evaluate our results from operations through our two major business segments: Real Estate and Investment Management. The following tables present a summary of comparative results and assets for these business segments (in thousands):

Real Estate

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Lease revenues	$369,159	$331,902	$1,090,619	$953,981
Income from finance leases and loans receivable	27,575	20,637	75,641	56,794
Operating property revenues	49,218	21,350	140,780	30,279
Other lease-related income	2,310	8,192	20,723	24,905
	448,262	382,081	1,327,763	1,065,959

Operating Expenses
Depreciation and amortization	144,771	132,181	444,728	362,654
Operating property expenses	26,570	9,357	74,738	15,335
General and administrative	23,258	22,299	74,494	66,224
Reimbursable tenant costs	20,498	18,874	62,997	52,538
Impairment charges — real estate	15,173	—	15,173	26,385
Property expenses, excluding reimbursable tenant costs	13,021	11,244	31,164	36,874
Stock-based compensation expense	9,050	5,511	25,811	23,102
Merger and other expenses	4,152	17,667	5,595	17,326
	256,493	217,133	734,700	600,438
Other Income and Expenses
Interest expense	(76,974)	(59,022)	(219,658)	(151,492)
Earnings from equity method investments in real estate	4,978	6,447	14,569	10,189
Non-operating income	4,862	9,264	13,984	23,781
Gain (loss) on sale of real estate, net	2,401	(4,736)	181,958	37,631
Other gains and (losses)	2,180	(13,960)	8,876	303
Gain on change in control of interests	—	11,405	—	11,405
	(62,553)	(50,602)	(271)	(68,183)
Income before income taxes	129,216	114,346	592,792	397,338
Provision for income taxes	(5,090)	(3,631)	(30,728)	(16,499)
Net Income from Real Estate	124,126	110,715	562,064	380,839
Net loss attributable to noncontrolling interests	41	660	20	622
Net Income from Real Estate Attributable to W. P. Carey	$124,167	$111,375	$562,084	$381,461

W. P. Carey 9/30/2023 10-Q – 39

Notes to Consolidated Financial Statements (Unaudited)
Investment Management

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Asset management revenue	$194	$1,197	$836	$8,084
Reimbursable costs from affiliates	97	344	322	2,414
	291	1,541	1,158	10,498
Operating Expenses
Reimbursable costs from affiliates	97	344	322	2,414
Impairment charges — Investment Management goodwill	—	29,334	—	29,334
Merger and other expenses	—	—	—	3
	97	29,678	322	31,751
Other Income and Expenses
Other gains and (losses)	679	(1,060)	717	(1,324)
Gain on change in control of interests	—	22,526	—	22,526
Earnings from equity method investments in the Managed Programs	—	4,857	—	13,288
Non-operating (loss) income	—	(1)	13	2
	679	26,322	730	34,492
Income (loss) before income taxes	873	(1,815)	1,566	13,239
(Provision for) benefit from income taxes	—	(4,632)	390	(5,099)
Net Income (Loss) from Investment Management Attributable to W. P. Carey	$873	$(6,447)	$1,956	$8,140

Total Company

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$448,553	$383,622	$1,328,921	$1,076,457
Operating expenses	256,590	246,811	735,022	632,189
Other income and (expenses)	(61,874)	(24,280)	459	(33,691)
Provision for income taxes	(5,090)	(8,263)	(30,338)	(21,598)
Net loss attributable to noncontrolling interests	41	660	20	622
Net income attributable to W. P. Carey	$125,040	$104,928	$564,040	$389,601

	Total Assets at
	September 30, 2023	December 31, 2022
Real Estate	$18,620,013	$18,077,155
Investment Management	10,226	24,880
Total Company	$18,630,239	$18,102,035

W. P. Carey 9/30/2023 10-Q – 40

Notes to Consolidated Financial Statements (Unaudited)
Note 17. Subsequent Events

NLOP Spin-Off

On November 1, 2023, we completed the Spin-Off of 59 office properties into NLOP, as described in further detail in Note 1. The Spin-Off was accomplished via a pro rata dividend of one NLOP common share for every 15 shares of WPC common stock outstanding. Following the closing of the Spin-Off, NLOP operates as a separate publicly-traded REIT, for which we serve as advisor pursuant to the NLOP Advisory Agreements executed in connection with the Spin-Off, as described below in further detail.

Pursuant to the NLOP Advisory Agreements, which we entered into on November 1, 2023, we provide NLOP with strategic management services, including asset management, property disposition support, and various related services. NLOP will pay us an asset management fee of approximately $7.5 million annually, which will be proportionately reduced following the disposition of a portfolio property. In addition, NLOP will reimburse us a base administrative amount of approximately $4.0 million annually, for certain administrative services, including day-to-day management services, investor relations, accounting, tax, legal, and other administrative matters.

On October 31, 2023, we entered into a Separation and Distribution Agreement, which set forth the various individual transactions to be consummated that comprised the Separation and the Distribution, including the assets transferred to and liabilities assumed by NLOP.

On October 31, 2023, we also entered into a Tax Matters Agreement, which governs the respective rights, responsibilities, and obligations of us and NLOP after the Distribution, with respect to tax liabilities and benefits, the preparation and filing of tax returns, the control of audits and other tax proceedings, tax covenants, tax indemnification, cooperation, and information sharing.

In September 2023, NLOP entered into a new $455 million debt facility (Note 11), which was executed by NLOP and funded upon the closing of the Spin-Off on November 1, 2023. Approximately $350 million of this amount (net of transaction expenses) was retained by us in connection with the Spin-Off.

In connection with the Spin-Off, we have incurred approximately $61.6 million in total costs, comprised of (i) $10.0 million of advisory fees, which is included in Merger and other expenses on our consolidated statements of income ($4.9 million of such fees were recognized during 2022 and $5.1 million were recognized during the nine months ended September 30, 2023); and (ii) $51.6 million of additional Spin-Off related costs, which were reimbursed to us by NLOP in connection with the Spin-Off.

As of the date of this Report, we have not completed our accounting for the Spin-Off. The impact of the Spin-Off will be reflected in our consolidated financial statements as of and for the year ended December 31, 2023.

Forward Equity Settlements

In October 2023, we settled our remaining ATM Forwards by delivering 4,744,973 shares of common stock at a weighted-average price of $80.95 per share for net proceeds of approximately $384 million. No forward equity remains outstanding as of the date of this Report (Note 13).

Dispositions

In October 2023, we completed seven dispositions for gross proceeds totaling approximately $101.9 million. Six of these properties were held for sale as of September 30, 2023 (Note 5). In addition, three of these properties were hotel operating properties and three were sold pursuant to the Office Sale Program (Note 1).

Mortgage Loan Repayments

In October 2023, we repaid at maturity two non-recourse mortgage loan for approximately $41.3 million.
W. P. Carey 9/30/2023 10-Q – 41

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

Significant Developments

Strategic Plan to Exit Office Portfolio

In September 2023, we announced a plan to exit the office assets within our portfolio by (i) spinning-off 59 office properties into Net Lease Office Properties (“NLOP”), so that it will become a separate publicly-traded REIT (the “Spin-Off”), and (ii) implementing an asset sale program to dispose of 87 office properties retained by us (the “Office Sale Program”), which is targeted to be substantially completed in early 2024.

NLOP Spin-Off

On November 1, 2023, we completed the Spin-Off of 59 office properties into NLOP, as described in further detail in Note 17. Following the closing of the Spin-Off, NLOP operates as a separate publicly-traded REIT, for which we will serve as advisor pursuant to the NLOP Advisory Agreements executed in connection with the Spin-Off.

NLOP’s portfolio of 59 office properties totals approximately 9.3 million leasable square feet (including 0.6 million of operating square footage for a parking garage at a domestic property) primarily leased to corporate tenants on a single-tenant net lease basis. The vast majority of the office properties owned by NLOP are located in the United States, with the balance in Europe. NLOP’s portfolio consists of 62 corporate tenants operating in a variety of industries, generating ABR totaling approximately $145 million as of September 30, 2023.

In September 2023, NLOP entered into a new $455 million debt facility, which was executed by NLOP and funded upon the closing of the Spin-Off on November 1, 2023. Approximately $350 million of this amount (net of transaction expenses) was retained by us in connection with the Spin-Off (Note 11, Note 17).

Office Sale Program

In addition to the Spin-Off, 87 of our office properties will be sold under the Office Sale Program, which is targeted to be substantially completed in early 2024. These properties generated ABR totaling approximately $76 million as of September 30, 2023 or June 30, 2023, as applicable (one property was sold in July 2023). Four of the 87 properties have been sold as of the date of this Report, for gross proceeds of approximately $143 million.

W. P. Carey 9/30/2023 10-Q – 42

Financial Highlights

During the nine months ended September 30, 2023, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•We acquired eight investments totaling $907.9 million (Note 5).
•We completed two construction projects at a cost totaling $34.5 million (Note 5).
•We funded approximately $36.6 million for a construction loan to build a retail complex in Las Vegas, Nevada, during the nine months ended September 30, 2023. Through September 30, 2023, we have funded $229.8 million (Note 8).
•We committed to fund four redevelopment or expansion projects totaling $84.1 million. We currently expect to complete the projects in 2024 and 2025 (Note 5).
•We committed to purchase two retail (car wash) facilities in the United States for approximately $8.7 million, which is expected to take place during the fourth quarter of 2023.

Dispositions

•We disposed of 14 properties for total proceeds, net of selling costs, of $187.7 million (Note 15). Three of the properties sold were hotel operating properties.

Financing and Capital Markets Transactions

•In January 2023, we entered into a Third Amendment to the Credit Agreement to transition from LIBOR to SOFR. In connection with this amendment, we also increased the aggregate principal amount (of revolving and term loans) available under the Senior Unsecured Credit Facility to an amount not to exceed the U.S. dollar equivalent of $3.05 billion, subject to the conditions to increase set forth in the credit agreement (Note 11).
•In April 2023, we entered into a new €500.0 million unsecured term loan maturing on April 2026, which was drawn in full at closing. The amount available under the term loan may be increased up to an amount not to exceed €750.0 million, subject to the conditions to increase set forth in the related credit agreement. In conjunction with the closing of this new term loan, we executed variable-to-fixed interest rate swaps that fix the total per annum interest rate at 4.34% through the end of 2024 (Note 11).
•We settled portions of our ATM Forwards by delivering 3,081,867 shares of common stock for net proceeds of $249.8 million (Note 13). In October 2023, we settled our remaining ATM Forwards (Note 17).
•We reduced our mortgage debt outstanding by prepaying or repaying at maturity a total of $326.3 million of non-recourse mortgage loans with a weighted-average interest rate of 4.8% (Note 11).

Dividends to Stockholders

We declared cash dividends totaling $3.207 per share during the nine months ended September 30, 2023, comprised of three quarterly dividends per share of $1.067, $1.069, and $1.071 (Note 13).

W. P. Carey 9/30/2023 10-Q – 43

Consolidated Results

(in thousands, except shares)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues from Real Estate	$448,262	$382,081	$1,327,763	$1,065,959
Revenues from Investment Management	291	1,541	1,158	10,498
Total revenues	448,553	383,622	1,328,921	1,076,457

Net income from Real Estate attributable to W. P. Carey	124,167	111,375	562,084	381,461
Net income (loss) from Investment Management attributable to W. P. Carey	873	(6,447)	1,956	8,140
Net income attributable to W. P. Carey	125,040	104,928	564,040	389,601

Dividends declared	230,862	222,350	691,237	633,745

Net cash provided by operating activities			812,687	702,528
Net cash used in investing activities			(792,526)	(1,019,425)
Net cash (used in) provided by financing activities			(29,420)	364,057

Supplemental financial measures (a):
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Real Estate	284,198	273,567	855,678	772,827
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management	194	4,155	1,239	18,095
Adjusted funds from operations attributable to W. P. Carey (AFFO)	284,392	277,722	856,917	790,922

Diluted weighted-average shares outstanding	215,252,969	204,098,116	214,427,425	197,264,509
__________
(a)We consider Adjusted funds from operations (“AFFO”), a supplemental measure that is not defined by GAAP (a “non-GAAP measure”), to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Revenues

Total revenues increased for the three and nine months ended September 30, 2023 as compared to the same periods in 2022. Real Estate revenue increased primarily due to higher lease revenues (substantially as a result of property acquisition activity and rent escalations, as well as the net-leased properties we acquired in the CPA:18 Merger on August 1, 2022) and higher operating property revenues (primarily from the operating properties we acquired in the CPA:18 Merger on August 1, 2022 and the 12 hotel properties that converted from net-lease to operating properties during the first quarter of 2023).

Net Income Attributable to W. P. Carey

Net income attributable to W. P. Carey increased for the three and nine months ended September 30, 2023 as compared to the same periods in 2022. Net income from Real Estate attributable to W. P. Carey increased primarily due to the impact of real estate acquisitions (including from properties acquired in the CPA:18 Merger on August 1, 2022), partially offset by higher interest expense. In addition, we recognized a higher gain on sale of real estate for the three and nine months ended September 30, 2023 as compared to the same periods in 2022 (Note 6, Note 15). We recognized a gain on change in control of interests during the prior year periods in connection with the CPA:18 Merger (Note 3). We also recognized an impairment charge on goodwill within our Investment Management segment during the prior year periods (Note 9).

W. P. Carey 9/30/2023 10-Q – 44

AFFO

AFFO increased for the three and nine months ended September 30, 2023 as compared to the same periods in 2022, primarily due to investment activity and rent escalations, as well as the accretive impact of the CPA:18 Merger, partially offset by higher interest expense. AFFO for the nine months ended September 30, 2023 also included certain non-recurring items that resulted in lower non-reimbursed property expenses (due to the reversal of certain property tax accruals) and a higher provision for income taxes (due to the settlement a tax audit on a portfolio of properties in Europe). In addition, AFFO from Investment Management attributable to W. P. Carey decreased primarily due to the cessation of fees and distributions previously earned from CPA:18 – Global prior to the CPA:18 Merger.

Portfolio Overview

Our portfolio is comprised of operationally-critical, commercial real estate assets net leased to tenants located primarily in the United States and Northern and Western Europe. We invest in high-quality single tenant industrial, warehouse, retail, and self-storage properties subject to long-term net leases with built-in rent escalators. Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our various net-leased jointly owned investments. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

Net-leased Properties	September 30, 2023	December 31, 2022
ABR (in thousands)	$1,459,174	$1,381,899
Number of net-leased properties	1,472	1,449
Number of tenants	395	392
Total square footage (in thousands)	179,232	175,957
Occupancy	98.9%	98.8%
Weighted-average lease term (in years)	11.0	10.8

Operating Properties
Number of operating properties:	98	87
Number of self-storage operating properties	86	84
Number of hotel operating properties (a)	10	1
Number of student housing operating properties	2	2
Occupancy (self-storage operating properties)	90.5%	91.0%

Number of countries	26	26
Total assets (in thousands)	$18,630,239	$18,102,035
Net investments in real estate (in thousands)	15,916,731	15,488,898

	Nine Months Ended September 30,
	2023	2022
Acquisition volume (in millions) (b)	$944.5	$1,107.8
Construction projects completed (in millions)	34.5	147.3
Average U.S. dollar/euro exchange rate	1.0830	1.0652
Average U.S. dollar/British pound sterling exchange rate	1.2439	1.2589

__________
(a)During the first quarter of 2023, the master lease expired on certain hotel properties previously classified as net-leased properties, which converted to operating properties. As a result, during the nine months ended September 30, 2023, we reclassified 12 consolidated hotel properties from net leases to operating properties (Note 5). We sold three of these hotel properties during the third quarter of 2023 (Note 15).
(b)Amounts for the nine months ended September 30, 2023 and 2022 include $36.6 million and $65.2 million, respectively, of funding for a construction loan (Note 8). Amount for the nine months ended September 30, 2022 excludes properties acquired in the CPA:18 Merger (Note 3).
W. P. Carey 9/30/2023 10-Q – 45

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at September 30, 2023 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
U-Haul Moving Partners Inc. and Mercury Partners, LP (a)	Net lease self-storage properties in the U.S.	78	$38,751	2.6%	0.5
Apotex Pharmaceutical Holdings Inc. (b)	Pharmaceutical R&D and advanced manufacturing properties in Canada	11	31,528	2.2%	19.5
State of Andalucía (c)	Government office properties in Spain	70	31,196	2.1%	11.2
Metro Cash & Carry Italia S.p.A. (c)	Business-to-business wholesale stores in Italy and Germany	20	29,099	2.0%	5.0
Hellweg Die Profi-Baumärkte GmbH & Co. KG (c)	Do-it-yourself retail properties in Germany	35	28,937	2.0%	13.4
Extra Space Storage, Inc.	Net lease self-storage properties in the U.S.	27	25,036	1.7%	20.6
ABC Technologies Holdings Inc. (b) (d)	Automotive component manufacturing properties in North America	23	24,251	1.7%	19.6
OBI Group (c)	Do-it-yourself retail properties in Poland	26	23,738	1.6%	7.7
Nord Anglia Education, Inc.	K-12 private schools in the U.S.	3	22,245	1.5%	20.0
Fortenova Grupa d.d. (c)	Grocery stores and warehouses in Croatia	19	21,444	1.5%	10.6
Total		312	$276,225	18.9%	12.2
__________
(a)As of September 30, 2023, Mercury Partners, LP (a related party of U-Haul Moving Partners Inc.) provided notice that it intends to exercise its option to repurchase the 78 properties it is leasing (Note 6).
(b)ABR from these properties is denominated in U.S. dollars.
(c)ABR amounts are subject to fluctuations in foreign currency exchange rates.
(d)Of the 23 properties leased to ABC Technologies Holdings Inc., nine are located in Canada, eight are located in the United States, and six are located in Mexico.

W. P. Carey 9/30/2023 10-Q – 46

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
South
Texas	$120,554	8.3%	12,613	7.0%
Florida	53,283	3.7%	4,380	2.4%
Georgia	28,088	1.9%	4,385	2.4%
Tennessee	26,912	1.8%	4,296	2.4%
Alabama	21,515	1.5%	3,346	1.9%
Other (b)	16,223	1.1%	2,402	1.3%
Total South	266,575	18.3%	31,422	17.4%
Midwest
Illinois	74,046	5.1%	10,582	5.9%
Minnesota	34,922	2.4%	3,405	1.9%
Ohio	33,681	2.3%	7,008	3.9%
Indiana	29,814	2.0%	5,137	2.9%
Michigan	28,991	2.0%	4,595	2.6%
Wisconsin	18,942	1.3%	3,276	1.8%
Other (b)	43,924	3.0%	6,204	3.5%
Total Midwest	264,320	18.1%	40,207	22.5%
East
North Carolina	39,651	2.7%	8,404	4.7%
Pennsylvania	33,531	2.3%	3,569	2.0%
New York	20,200	1.4%	2,257	1.2%
South Carolina	18,739	1.3%	4,949	2.8%
Massachusetts	18,607	1.3%	1,387	0.8%
Kentucky	17,740	1.2%	2,980	1.7%
Virginia	15,347	1.1%	1,854	1.0%
Other (b)	38,602	2.6%	4,662	2.6%
Total East	202,417	13.9%	30,062	16.8%
West
California	66,042	4.5%	6,100	3.4%
Arizona	30,884	2.1%	3,437	1.9%
Utah	15,155	1.0%	2,085	1.2%
Colorado	14,793	1.0%	1,106	0.6%
Other (b)	44,893	3.1%	4,040	2.3%
Total West	171,767	11.7%	16,768	9.4%
United States Total	905,079	62.0%	118,459	66.1%
International
Germany	72,778	5.0%	6,839	3.8%
Spain	61,825	4.2%	5,179	2.9%
The Netherlands	59,680	4.1%	7,054	3.9%
Poland	58,416	4.0%	8,635	4.8%
United Kingdom	51,602	3.5%	4,742	2.7%
Canada (c)	50,807	3.5%	5,087	2.8%
Italy	32,056	2.2%	3,354	1.9%
Denmark	24,364	1.7%	3,039	1.7%
Croatia	22,239	1.5%	2,063	1.2%
France	21,111	1.4%	1,679	0.9%
Norway	15,330	1.1%	742	0.4%
Other (d)	83,887	5.8%	12,360	6.9%
International Total	554,095	38.0%	60,773	33.9%
Total	$1,459,174	100.0%	179,232	100.0%

W. P. Carey 9/30/2023 10-Q – 47

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$426,720	29.2%	67,519	37.7%
Warehouse	342,735	23.5%	62,942	35.1%
Retail (e)	244,935	16.8%	20,256	11.3%
Office	226,567	15.5%	15,244	8.5%
Self Storage (net lease)	63,786	4.4%	5,810	3.2%
Other (f)	154,431	10.6%	7,461	4.2%
Total	$1,459,174	100.0%	179,232	100.0%
__________
(a)Includes square footage for any vacant properties.
(b)Other properties within South include assets in Louisiana, Arkansas, Oklahoma, and Mississippi. Other properties within Midwest include assets in Iowa, Missouri, Kansas, Nebraska, South Dakota, and North Dakota. Other properties within East include assets in New Jersey, Maryland, Connecticut, West Virginia, New Hampshire, and Maine. Other properties within West include assets in Oregon, Nevada, Washington, Hawaii, Idaho, Montana, New Mexico, and Wyoming.
(c)$46.8 million (92%) of ABR from properties in Canada is denominated in U.S. dollars, with the balance denominated in Canadian dollars.
(d)Includes assets in Mexico, Lithuania, Finland, Belgium, Hungary, Mauritius, Slovakia, Portugal, the Czech Republic, Austria, Sweden, Latvia, Japan, and Estonia.
(e)Includes automotive dealerships.
(f)Includes ABR from tenants within the following property types: education facility, laboratory, hotel (net lease), research and development, specialty, fitness facility, student housing (net lease), theater, funeral home, restaurant, land, parking, and outdoor advertising.

W. P. Carey 9/30/2023 10-Q – 48

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$290,733	19.9%	36,172	20.2%
Consumer Services	126,851	8.7%	8,507	4.8%
Beverage and Food	109,282	7.5%	15,759	8.8%
Automotive	95,253	6.5%	14,648	8.2%
Healthcare and Pharmaceuticals	91,104	6.2%	7,740	4.3%
Grocery	86,876	6.0%	8,404	4.7%
Cargo Transportation	65,070	4.5%	9,550	5.3%
Capital Equipment	56,457	3.9%	8,238	4.6%
Business Services	51,729	3.5%	4,115	2.3%
Containers, Packaging, and Glass	49,920	3.4%	8,266	4.6%
Construction and Building	48,434	3.3%	9,158	5.1%
Durable Consumer Goods	47,583	3.3%	10,299	5.7%
Sovereign and Public Finance	44,927	3.1%	3,560	2.0%
Hotel and Leisure	41,443	2.8%	2,024	1.1%
High Tech Industries	35,839	2.5%	3,486	1.9%
Chemicals, Plastics, and Rubber	35,383	2.4%	6,186	3.5%
Insurance	30,917	2.1%	1,961	1.1%
Non-Durable Consumer Goods	26,258	1.8%	5,971	3.3%
Metals	25,863	1.8%	4,515	2.5%
Telecommunications	17,615	1.2%	1,686	0.9%
Banking	15,618	1.1%	1,008	0.6%
Other (b)	66,019	4.5%	7,979	4.5%
Total	$1,459,174	100.0%	179,232	100.0%
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

W. P. Carey 9/30/2023 10-Q – 49

Lease Expirations
(in thousands, except percentages, number of leases, and number of tenants)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
Remaining 2023	14	12	$14,883	1.0%	2,588	1.5%
2024 (b)	40	34	89,193	6.1%	10,927	6.1%
2025	53	33	64,663	4.4%	7,101	4.0%
2026	46	37	67,566	4.6%	9,089	5.1%
2027	56	33	83,173	5.7%	8,639	4.8%
2028	50	32	71,890	4.9%	5,425	3.0%
2029	57	29	70,023	4.8%	8,470	4.7%
2030	34	30	69,601	4.8%	5,719	3.2%
2031	37	21	72,202	5.0%	8,749	4.9%
2032	41	22	46,043	3.2%	6,200	3.5%
2033	29	22	79,474	5.5%	11,115	6.2%
2034	50	19	91,985	6.3%	9,023	5.0%
2035	16	15	31,218	2.1%	5,059	2.8%
2036	46	19	70,654	4.8%	10,995	6.1%
Thereafter (>2036)	281	120	536,606	36.8%	68,173	38.0%
Vacant	—	—	—	—%	1,960	1.1%
Total	850		$1,459,174	100.0%	179,232	100.0%
__________
(a)Assumes tenants do not exercise any renewal options or purchase options.
(b)Includes ABR of $38.8 million from Mercury Partners, LP (a related party of U-Haul Moving Partners Inc.) that as of September 30, 2023 provided notice of its intention to exercise its option to repurchase the 78 properties it is leasing (Note 6).

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of September 30, 2023. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

W. P. Carey 9/30/2023 10-Q – 50

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

Real Estate

Revenues

The following table presents revenues within our Real Estate segment (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Real Estate Revenues
Lease revenues from:
Existing net-leased properties	$303,483	$279,982	$23,501	$902,162	$851,847	$50,315
Recently acquired net-leased properties	43,690	15,964	27,726	106,667	24,237	82,430
Net-leased properties acquired in the CPA:18 Merger	20,296	13,297	6,999	62,029	13,297	48,732
Net-leased properties sold, held for sale, or reclassified to operating properties or sales-type leases	1,690	22,659	(20,969)	19,761	64,600	(44,839)
Total lease revenues (includes reimbursable tenant costs)	369,159	331,902	37,257	1,090,619	953,981	136,638
Income from finance leases and loans receivable	27,575	20,637	6,938	75,641	56,794	18,847
Operating property revenues from:
Operating properties acquired in the CPA:18 Merger	23,559	15,415	8,144	70,428	15,415	55,013
Operating properties sold or held for sale	9,750	—	9,750	29,648	—	29,648
Operating properties recently reclassified from net-leased properties or recently acquired	9,291	—	9,291	22,888	—	22,888
Existing operating properties	6,618	5,935	683	17,816	14,864	2,952
Total operating property revenues	49,218	21,350	27,868	140,780	30,279	110,501
Other lease-related income	2,310	8,192	(5,882)	20,723	24,905	(4,182)
	$448,262	$382,081	$66,181	$1,327,763	$1,065,959	$261,804

W. P. Carey 9/30/2023 10-Q – 51

Lease Revenues

“Existing net-leased properties” are those that we acquired or placed into service prior to January 1, 2022 and that were not sold or held for sale during the periods presented. For the periods presented, there were 1,079 existing net-leased properties.

For the three and nine months ended September 30, 2023 as compared to the same periods in 2022, lease revenues from existing net-leased properties increased due to the following items (in millions):
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

W. P. Carey 9/30/2023 10-Q – 52

“Net-leased properties acquired in the CPA:18 Merger” on August 1, 2022 (Note 3) consisted of 37 net-leased properties that were not sold or held for sale during the periods presented.

“Net-leased properties sold, held for sale, or reclassified to operating properties or sales-type leases” include:

•14 net-leased properties disposed of during the nine months ended September 30, 2023;
•three net-leased properties classified as held for sale at September 30, 2023, all of which were sold in October 2023 (Note 17);
•23 net-leased properties disposed of during the year ended December 31, 2022;
•a portfolio of 12 net-leased hotel properties that converted to operating properties in the first quarter of 2023 upon expiration of the master lease with the Marriott Corporation, after which we began recognizing operating property revenues and expenses from these properties (Note 5) (three of these properties were sold during the third quarter of 2023 and five were held for sale as of September 30, 2023); and
•a portfolio of 78 net-leased self-storage properties that were reclassified to net investments in sales-type leases in the first quarter of 2023, since the tenant provided notice of its intention to exercise its option to repurchase the properties; following this transaction, we began recognizing earnings from these properties within Income from finance leases and loans receivable in the consolidated financial statements (Note 6).

Our dispositions are more fully described in Note 15.

W. P. Carey 9/30/2023 10-Q – 53

Income from Finance Leases and Loans Receivable

For the three and nine months ended September 30, 2023 as compared to the same periods in 2022, income from finance leases and loans receivable increased due to the following items (in millions):

W. P. Carey 9/30/2023 10-Q – 54

Operating Property Revenues and Expenses

“Operating properties acquired in the CPA:18 Merger” consisted of 65 self-storage properties and two student housing properties, which contributed operating property revenues, depreciation and amortization, and operating property expenses since August 1, 2022, the date of the CPA:18 Merger (Note 3).

“Operating properties sold or held for sale” are comprised of the three hotel operating properties sold during the three months ended September 30, 2023 and five hotel operating properties classified as held for sale as of September 30, 2023, three of which were sold in October 2023 (Note 17).

“Operating properties recently reclassified from net-leased properties or recently acquired” include (i) four net-leased hotel properties that converted to operating properties in the first quarter of 2023 (after which we began recognizing operating property revenues and expenses from these properties (Note 5)) and (ii) two self-storage operating properties acquired during the nine months ended September 30, 2023 (Note 5).

“Existing operating properties” are those that we acquired or placed into service prior to January 1, 2022 and that were not sold or held for sale during the periods presented. For the periods presented, we recorded operating property revenues from 11 existing operating properties, comprised of ten self-storage operating properties (which excludes nine self-storage properties accounted for under the equity method) and one hotel operating property, as well as a parking garage attached to one of our existing net-leased properties. For our existing hotel operating property, revenues and expenses increased by (i) $0.6 million and $0.4 million, respectively, for the three months ended September 30, 2023 as compared to the same period in 2022, and (ii) $1.9 million and $1.2 million, respectively, for the nine months ended September 30, 2023 as compared to the same period in 2022, reflecting higher occupancy.

Other Lease-Related Income

Other lease-related income is described in Note 5.

Operating Expenses

Depreciation and Amortization

For the three and nine months ended September 30, 2023 as compared to the same periods in 2022, depreciation and amortization expense increased primarily due to the impact of net acquisition activity (including properties acquired in the CPA:18 Merger).

General and Administrative

All general and administrative expenses are attributed to our Real Estate segment.

For the three and nine months ended September 30, 2023 as compared to the same periods in 2022, general and administrative expenses increased by $1.0 million and $8.3 million, respectively, primarily due to higher compensation expense, increased employee benefits expense, increased professional fees and expenses resulting from the assets acquired in the CPA:18 Merger (Note 1), and no longer receiving reimbursements from CPA:18 – Global.

Impairment Charges — Real Estate

Our impairment charges on real estate are more fully described in Note 9.

Property Expenses, Excluding Reimbursable Tenant Costs

For the three months ended September 30, 2023 as compared to the same periods in 2022, property expenses, excluding reimbursable tenant costs, increased by $1.8 million, primarily due to the recovery of property taxes in the prior year period due to a successful court ruling and higher property expenses related to certain properties acquired in the CPA:18 Merger.

W. P. Carey 9/30/2023 10-Q – 55

For the nine months ended September 30, 2023 as compared to the same periods in 2022, property expenses, excluding reimbursable tenant costs, decreased by $5.7 million primarily due to the reimbursement for previously incurred legal fees and the release of real estate taxes accrued for a cash basis tenant during the current year period. The tenant was previously not current on real estate taxes due, and repaid the outstanding amount in the second quarter of 2023. These decreases were partially offset by the recovery of property taxes in the prior year period due to a successful court ruling and higher property expenses related to certain properties acquired in the CPA:18 Merger.

Stock-based Compensation Expense

Stock-based compensation expense is fully recognized within our Real Estate segment.

For the three and nine months ended September 30, 2023 as compared to the same periods in 2022, stock-based compensation expense increased by $3.5 million and $2.7 million, respectively, primarily due to changes in the projected payout for performance share units.

Merger and Other Expenses

For the three and nine months ended September 30, 2023, merger and other expenses are primarily comprised of costs incurred in connection with the Spin-Off transaction that was announced in September 2023 and completed in November 2023 (Note 17).

For the three and nine months ended September 30, 2022, merger and other expenses are primarily comprised of costs incurred in connection with the CPA:18 Merger (Note 3) that was completed in August 2022.

Other Income and (Expenses), and Provision for Income Taxes

Interest Expense

For the three and nine months ended September 30, 2023 as compared to the same periods in 2022, interest expense increased by $18.0 million and $68.2 million, respectively, primarily due to (i) $8.3 million and $29.1 million of interest expense incurred during the three and nine months ended September 30, 2023, respectively, related to non-recourse mortgage loans assumed in the CPA:18 Merger, (ii) higher outstanding balances and interest rates on our Senior Unsecured Credit Facility, (iii) our Unsecured Term Loan due 2026 that we entered into in April 2023 (Note 11), and (iv) two senior unsecured notes issuances totaling $334.8 million (based on the exchange rate of the euro on the dates of issuance) with a weighted-average interest rate of 3.6% completed in September 2022, partially offset by the reduction of our mortgage debt outstanding by prepaying or repaying at or close to maturity a total of $441.4 million of non-recourse mortgage loans with a weighted-average interest rate of 4.7% since January 1, 2022 (Note 11).

The following table presents certain information about our outstanding debt (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Average outstanding debt balance	$8,595,115	$7,827,346	$8,473,580	$7,193,779
Weighted-average interest rate	3.3%	2.6%	3.2%	2.5%

W. P. Carey 9/30/2023 10-Q – 56

Earnings from Equity Method Investments in Real Estate

Our equity method investments in real estate are more fully described in Note 8. The following table presents earnings from equity method investments in real estate (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Earnings from Equity Method Investments in Real Estate
Existing Equity Method Investments:
Earnings from Las Vegas Retail Complex (a)	$3,201	$2,860	$341	$9,069	$6,228	$2,841
Earnings from Johnson Self Storage	1,204	1,163	41	3,428	3,190	238
Earnings from Kesko Senukai	360	1,902	(1,542)	1,433	3,132	(1,699)
Earnings from Harmon Retail Center	213	258	(45)	639	789	(150)
	4,978	6,183	(1,205)	14,569	13,339	1,230
Equity Method Investments Consolidated after the CPA:18 Merger:
Proportionate share of impairment charge recognized on Bank Pekao	—	—	—	—	(4,610)	4,610
Other	—	264	(264)	—	1,460	(1,460)
	—	264	(264)	—	(3,150)	3,150
	$4,978	$6,447	$(1,469)	$14,569	$10,189	$4,380
__________
(a)Increases for the three and nine months ended September 30, 2023 as compared to the same periods in 2022 are primarily due to funding of this construction loan since January 1, 2022, which has an interest rate of 6.0%.
(b)Decreases for the three and nine months ended September 30, 2023 as compared to the same periods in 2022 are primarily due to higher rent collections at these retail properties during the prior year periods, where certain rents were previously disputed and subsequently collected.

Non-Operating Income

Non-operating income primarily consists of realized gains and losses on derivative instruments, dividends from securities, and interest income on our loans to affiliates and cash deposits.

The following table presents non-operating income within our Real Estate segment (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Non-Operating Income
Realized gains on foreign currency collars (Note 10)	$3,739	$8,724	$(4,985)	$11,591	$17,970	$(6,379)
Interest income related to our loans to affiliates and cash deposits	1,123	540	583	2,393	591	1,802
Cash dividends from our investment in Lineage Logistics (Note 9)	—	—	—	—	4,308	(4,308)
Cash dividends from our investment in preferred shares of WLT (Note 9)	—	—	—	—	912	(912)
	$4,862	$9,264	$(4,402)	$13,984	$23,781	$(9,797)

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gains and losses on the sale of properties that were (i) disposed of, (ii) subject to a purchase option, or (iii) included in assets held for sale and subject to a revised estimated purchase price, during the reporting period, as more fully described in Note 5, Note 6 and Note 15.

W. P. Carey 9/30/2023 10-Q – 57

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on (i) the mark-to-market fair value of equity securities, (ii) extinguishment of debt, and (iii) foreign currency exchange rate movements, as well as changes in the allowance for credit losses on finance receivables. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation. Certain of our foreign currency-denominated unsecured debt instruments were designated as net investment hedges during the three and nine months ended September 30, 2023 and 2022. Therefore, no gains and losses on foreign currency exchange rate movements were recognized on the remeasurement of such instruments during those periods (Note 10).

The following table presents other gains and (losses) within our Real Estate segment (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Other Gains and (Losses)
Change in allowance for credit losses on finance receivables (Note 6)	$2,484	$16,184	$(13,700)	$6,113	$17,164	$(11,051)
Net realized and unrealized (losses) gains on foreign currency exchange rate movements (a)	(364)	(36,288)	35,924	1,010	(84,392)	85,402
(Loss) gain on extinguishment of debt	(275)	2,342	(2,617)	2,387	1,301	1,086
Gain on repayment of secured loan receivable (b)	—	10,613	(10,613)	—	10,613	(10,613)
Write-off of an insurance receivable acquired as part of a prior merger (c)	—	(9,358)	9,358	—	(9,358)	9,358
Non-cash unrealized gains related to an increase in the fair value of our investment in common shares of WLT (Note 9)	—	—	—	—	43,397	(43,397)
Realized gains in connection with the redemption of our investment in preferred shares of WLT (Note 9)	—	—	—	—	18,688	(18,688)
Other	335	2,547	(2,212)	(634)	2,890	(3,524)
	$2,180	$(13,960)	$16,140	$8,876	$303	$8,573
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
(b)We acquired a secured loan receivable with a fair value of $23.4 million in our merger with a former affiliate, Corporate Property Associates 17 – Global Incorporated, in October 2018 (“CPA:17 Merger”), for which the outstanding principal of $34.0 million was fully repaid to us in September 2022. Therefore, we recorded a $10.6 million gain on repayment of this secured loan receivable.
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

W. P. Carey 9/30/2023 10-Q – 58

Provision for Income Taxes

For the three and nine months ended September 30, 2023 as compared to the same periods in 2022, provision for income taxes within our Real Estate segment increased by $1.5 million and $14.2 million, respectively, primarily due to (i) deferred tax benefits recognized during the prior year periods related to the release of valuation allowances on certain foreign properties, (ii) higher current taxes as a result of rent increases driven by CPI adjustments at existing international properties, (iii) the impact of international property acquisitions, and (iv) the release of deferred tax assets in connection with the tax restructuring of certain international properties during the nine months ended September 30, 2023.

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented, we acted as advisor to the following Managed Programs: CPA:18 – Global (through August 1, 2022) and CESH. Upon completion of the CPA:18 Merger on August 1, 2022, the advisory agreement with CPA:18 – Global was terminated, and we ceased earning revenue from CPA:18 – Global.

Upon closing of the Spin-Off on November 1, 2023, we externally manage NLOP and earn revenue for certain asset management, property disposition support, and various related services (Note 17).

Revenues

The following table presents revenues within our Investment Management segment (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Investment Management Revenues
Asset management revenue
CESH	$194	$346	$(152)	$836	$1,128	$(292)
CPA:18 – Global	—	851	(851)	—	6,956	(6,956)
	194	1,197	(1,003)	836	8,084	(7,248)
Reimbursable costs from affiliates
CESH	97	78	19	322	374	(52)
CPA:18 – Global	—	266	(266)	—	2,040	(2,040)
	97	344	(247)	322	2,414	(2,092)
	$291	$1,541	$(1,250)	$1,158	$10,498	$(9,340)

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

Other Income and (Expenses) and (Provision for) Benefit from Income Taxes

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

W. P. Carey 9/30/2023 10-Q – 59

Earnings from Equity Method Investments in the Managed Programs

The following table presents the details of our earnings from equity method investments in the Managed Programs (Note 8) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings from equity method investments in the Managed Programs:
Distributions of Available Cash from CPA:18 – Global (a)	$—	$3,345	$—	$8,746
Earnings from equity method investments in the Managed Programs (a)	—	1,512	—	4,542
Earnings from equity method investments in the Managed Programs	$—	$4,857	$—	$13,288
__________
(a)As a result of the completion of the CPA:18 Merger on August 1, 2022, we no longer recognize equity income from our investment in shares of common stock of CPA:18 – Global or receive distributions of Available Cash from CPA:18 – Global.

Provision for (Benefit from) Income Taxes

For the three and nine months ended September 30, 2023 as compared to the same periods in 2022, provision for (benefit from) income taxes within our Investment Management segment decreased by $4.6 million and $5.5 million, respectively, primarily due to one-time current taxes incurred during the prior year periods upon the recognition of taxable income associated with the accelerated vesting of shares previously issued by CPA:18 – Global to us for asset management services performed, in connection with the CPA:18 Merger.

Liquidity and Capital Resources

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund dividends to stockholders. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of our equity and debt offerings; the timing of purchases and sales of real estate; the timing of the repayment of mortgage loans and receipt of lease revenues; the timing and amount of other lease-related payments; the timing of settlement of foreign currency transactions; changes in foreign currency exchange rates; and the timing of distributions from equity method investments. We no longer receive certain fees and distributions from CPA:18 – Global following the completion of the CPA:18 Merger on August 1, 2022 (Note 1). Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, available capacity under our Senior Unsecured Credit Facility, proceeds from term loans or other bank debt, proceeds from dispositions of properties (including expected proceeds from the exercise of purchase options and the Office Sale Program (Note 1)), and the issuance of additional debt or equity securities, such as issuances of common stock through our ATM Forwards (Note 13), in order to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities increased by $110.2 million during the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to an increase in cash flow generated from net investment activity (including properties acquired in the CPA:18 Merger (Note 1)) and scheduled rent increases at existing properties, partially offset by higher interest expense.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and funding for build-to-suit activities and other capital expenditures on real estate.

W. P. Carey 9/30/2023 10-Q – 60

Financing Activities — Our financing activities are generally comprised of borrowings and repayments under our Unsecured Revolving Credit Facility and Unsecured Term Loans, issuances of the Senior Unsecured Notes, payments and prepayments of non-recourse mortgage loans, and payments of dividends to stockholders. In addition to these types of transactions, during the nine months ended September 30, 2023, we received $249.8 million in net proceeds from the issuance of common stock under our ATM Forwards (Note 13).

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, our Unsecured Revolving Credit Facility, and our Unsecured Term Loans (dollars in thousands):

	September 30, 2023	December 31, 2022
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$5,902,854	$5,916,400
Non-recourse mortgages (a) (b)	645,767	907,303
Unsecured Term Loans subject to interest rate swaps (a)	525,943	—
	7,074,564	6,823,703
Variable rate:
Unsecured Term Loans (a)	557,654	552,539
Unsecured Revolving Credit Facility	516,513	276,392
Non-recourse mortgages (a):
Floating interest rate mortgage loans	138,983	213,958
Amount subject to interest rate caps	—	11,156
	1,213,150	1,054,045
	$8,287,714	$7,877,748

Percent of Total Debt
Fixed rate	85%	87%
Variable rate	15%	13%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.0%	2.9%
Variable rate (c)	5.3%	3.5%
Total debt	3.3%	3.0%

__________
(a)Aggregate debt balance includes unamortized discount, net, totaling $31.5 million and $35.9 million as of September 30, 2023 and December 31, 2022, respectively, and unamortized deferred financing costs totaling $22.5 million and $26.0 million as of September 30, 2023 and December 31, 2022, respectively.
(b)Includes non-recourse mortgages subject to variable-to-fixed interest rate swaps totaling $44.6 million and $83.0 million as of September 30, 2023 and December 31, 2022, respectively.
(c)The impact of our interest rate caps is reflected in the weighted-average interest rates.

W. P. Carey 9/30/2023 10-Q – 61

Cash Resources

At September 30, 2023, our cash resources consisted of the following:

•cash and cash equivalents totaling $136.4 million. Of this amount, $112.7 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•our Unsecured Revolving Credit Facility, with available capacity of approximately $1.3 billion (net of amounts reserved for standby letters of credit totaling $1.9 million);
•available proceeds under our ATM Forwards of approximately $383.6 million, which were fully settled in October 2023 (Note 17); and
•unleveraged properties that had an aggregate asset carrying value of approximately $14.3 billion at September 30, 2023, although there can be no assurance that we would be able to obtain financing for these properties.

We may also access the capital markets through additional debt (denominated in both U.S. dollars and euros) and equity offerings, as well as term loans and other bank debt.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements and Liquidity

As of September 30, 2023, we had (i) $136.4 million of cash and cash equivalents, (ii) approximately $1.3 billion of available capacity under our Unsecured Revolving Credit Facility (net of amounts reserved for standby letters of credit totaling $1.9 million), and (iii) available proceeds under our ATM Forwards of approximately $383.6 million, which were fully settled in October 2023 (Note 17). In addition, in September 2023, NLOP entered into a new $455 million debt facility, which was executed by NLOP and funded upon the closing of the Spin-Off on November 1, 2023. Approximately $350 million of this amount (net of transaction expenses) was retained by us in connection with the Spin-Off (Note 11, Note 17). Our Senior Unsecured Credit Facility includes a $1.8 billion Unsecured Revolving Credit Facility and Unsecured Term Loans outstanding totaling $557.7 million as of September 30, 2023 (Note 11), and is scheduled to mature on February 20, 2025 (Note 11). Our Unsecured Term Loan due 2026 had $525.9 million outstanding as of September 30, 2023, and is scheduled to mature on April 24, 2026. As of September 30, 2023, scheduled debt principal payments total $111.2 million through December 31, 2023 and $1.3 billion through December 31, 2024 (Note 11).

During the next 12 months following September 30, 2023 and thereafter, we expect that our significant cash requirements will include:

•funding acquisitions of new investments (Note 5);
•funding future capital commitments and tenant improvement allowances (Note 5);
•making scheduled principal and balloon payments on our debt obligations, including (i) $500 million of senior notes due in April 2024 and (ii) €500 million of senior notes due in July 2024 (Note 11);
•making scheduled interest payments on our debt obligations (future interest payments total $841.2 million, with $245.8 million due during the next 12 months; interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at September 30, 2023); and
•other normal recurring operating expenses.

We expect to fund these cash requirements through cash generated from operations, cash received from dispositions of properties, the use of our cash reserves or unused amounts on our Unsecured Revolving Credit Facility (as described above), proceeds from term loans or other bank debt, issuances of common stock through our ATM Program (Note 13), and potential issuances of additional debt or equity securities. We may also choose to prepay certain of our non-recourse mortgage loan obligations, depending on our capital needs and market conditions at that time.

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

W. P. Carey 9/30/2023 10-Q – 62

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at September 30, 2023.

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

W. P. Carey 9/30/2023 10-Q – 63

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to W. P. Carey	$125,040	$104,928	$564,040	$389,601
Adjustments:
Depreciation and amortization of real property	144,111	131,628	442,911	360,607
Impairment charges — real estate	15,173	—	15,173	26,385
(Gain) loss on sale of real estate, net (a)	(2,401)	4,736	(181,958)	(37,631)
Gain on change in control of interests (b) (c)	—	(33,931)	—	(33,931)
Impairment charges — Investment Management goodwill (d)	—	29,334	—	29,334
Proportionate share of adjustments to earnings from equity method investments (e) (f)	2,950	2,242	8,439	12,859
Proportionate share of adjustments for noncontrolling interests (g)	34	(189)	(533)	(197)
Total adjustments	159,867	133,820	284,032	357,426
FFO (as defined by NAREIT) attributable to W. P. Carey	284,907	238,748	848,072	747,027
Adjustments:
Straight-line and other leasing and financing adjustments	(18,662)	(14,326)	(52,798)	(39,665)
Stock-based compensation	9,050	5,511	25,811	23,102
Above- and below-market rent intangible lease amortization, net	7,835	11,186	27,520	32,738
Amortization of deferred financing costs	4,805	5,223	15,649	11,498
Tax (benefit) expense — deferred and other	(4,349)	1,163	(2,706)	(434)
Merger and other expenses (h)	4,152	17,667	5,595	17,329
Other (gains) and losses (i)	(2,859)	15,020	(9,593)	1,021
Other amortization and non-cash items	584	359	1,583	1,441
Proportionate share of adjustments to earnings from equity method investments (f)	(691)	(2,156)	(1,872)	(2,451)
Proportionate share of adjustments for noncontrolling interests (g)	(380)	(673)	(344)	(684)
Total adjustments	(515)	38,974	8,845	43,895
AFFO attributable to W. P. Carey	$284,392	$277,722	$856,917	$790,922

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$284,907	$238,748	$848,072	$747,027
AFFO attributable to W. P. Carey	$284,392	$277,722	$856,917	$790,922

W. P. Carey 9/30/2023 10-Q – 64

FFO and AFFO from Real Estate were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income from Real Estate attributable to W. P. Carey	$124,167	$111,375	$562,084	$381,461
Adjustments:
Depreciation and amortization of real property	144,111	131,628	442,911	360,607
Impairment charges — real estate	15,173	—	15,173	26,385
(Gain) loss on sale of real estate, net (a)	(2,401)	4,736	(181,958)	(37,631)
Gain on change in control of interests (b)	—	(11,405)	—	(11,405)
Proportionate share of adjustments to earnings from equity method investments (e) (f)	2,950	2,242	8,439	12,859
Proportionate share of adjustments for noncontrolling interests (g)	34	(189)	(533)	(197)
Total adjustments	159,867	127,012	284,032	350,618
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	284,034	238,387	846,116	732,079
Adjustments:
Straight-line and other leasing and financing adjustments	(18,662)	(14,326)	(52,798)	(39,665)
Stock-based compensation	9,050	5,511	25,811	23,102
Above- and below-market rent intangible lease amortization, net	7,835	11,186	27,520	32,738
Amortization of deferred financing costs	4,805	5,223	15,649	11,498
Tax benefit — deferred and other	(4,349)	(2,789)	(2,706)	(4,302)
Merger and other expenses (h)	4,152	17,667	5,595	17,326
Other (gains) and losses (i)	(2,180)	13,960	(8,876)	(303)
Other amortization and non-cash items	584	359	1,583	1,441
Proportionate share of adjustments to earnings from equity method investments (f)	(691)	(938)	(1,872)	(403)
Proportionate share of adjustments for noncontrolling interests (g)	(380)	(673)	(344)	(684)
Total adjustments	164	35,180	9,562	40,748
AFFO attributable to W. P. Carey — Real Estate	$284,198	$273,567	$855,678	$772,827

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	$284,034	$238,387	$846,116	$732,079
AFFO attributable to W. P. Carey — Real Estate	$284,198	$273,567	$855,678	$772,827

W. P. Carey 9/30/2023 10-Q – 65

FFO and AFFO from Investment Management were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) from Investment Management attributable to W. P. Carey	$873	$(6,447)	$1,956	$8,140
Adjustments:
Impairment charges — Investment Management goodwill (d)	—	29,334	—	29,334
Gain on change in control of interests (c)	—	(22,526)	—	(22,526)
Total adjustments	—	6,808	—	6,808
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	873	361	1,956	14,948
Adjustments:
Other (gains) and losses	(679)	1,060	(717)	1,324
Tax benefit — deferred and other	—	3,952	—	3,868
Merger and other expenses	—	—	—	3
Proportionate share of adjustments to earnings from equity method investments (f)	—	(1,218)	—	(2,048)
Total adjustments	(679)	3,794	(717)	3,147
AFFO attributable to W. P. Carey — Investment Management	$194	$4,155	$1,239	$18,095

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	$873	$361	$1,956	$14,948
AFFO attributable to W. P. Carey — Investment Management	$194	$4,155	$1,239	$18,095
__________
(a)Amount for the nine months ended September 30, 2023 includes a gain on sale of real estate of $176.2 million recognized upon receiving notice of the exercise of a purchase option for a portfolio of 78 net-lease self-storage properties and the reclassification of the investment to net investments in sales-type leases (Note 6).
(b)Amounts for the three and nine months ended September 30, 2022 represent a gain recognized on the remaining interests in four investments acquired in the CPA:18 Merger, which we had previously accounted for under the equity method (Note 3).
(c)Amounts for the three and nine months ended September 30, 2022 represent a gain recognized on our previously held interest in shares of CPA:18 – Global common stock in connection with the CPA:18 Merger (Note 3).
(d)Amounts for the three and nine months ended September 30, 2022 represent an impairment charge recognized on goodwill within our Investment Management segment, since future Investment Management cash flows are expected to be minimal (Note 9).
(e)Amount for the nine months ended September 30, 2022 includes our $4.6 million proportionate share of an impairment charge recognized on an equity method investment in real estate.
(f)Equity income, including amounts that are not typically recognized for FFO and AFFO, is recognized within Earnings (losses) from equity method investments on the consolidated statements of income. This represents adjustments to equity income to reflect FFO and AFFO on a pro rata basis.
(g)Adjustments disclosed elsewhere in this reconciliation are on a consolidated basis. This adjustment reflects our FFO or AFFO on a pro rata basis.
(h)Amounts for the three and nine months ended September 30, 2023 are primarily comprised of costs incurred in connection with the Spin-Off (Note 1, Note 17). Amounts for the three and nine months ended September 30, 2022 are primarily comprised of costs incurred in connection with the CPA:18 Merger (Note 3).
(i)Primarily comprised of gains and losses on extinguishment of debt, the mark-to-market fair value of equity securities, and foreign currency exchange rate movements, as well as non-cash allowance for credit losses on loans receivable and finance leases.

W. P. Carey 9/30/2023 10-Q – 66

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we generally seek long-term debt financing on a fixed-rate basis. However, we are subject to variable-rate interest on our Unsecured Term Loans, Unsecured Revolving Credit Facility, and certain of our non-recourse mortgage debt. We have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with counterparties related to certain of our variable-rate debt (Note 11). See Note 10 for additional information on our interest rate swaps and caps.

Our debt obligations are more fully described in Note 11 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2023 (in thousands):

	2023 (Remainder)	2024	2025	2026	2027	Thereafter	Total	Fair Value
Fixed-rate debt (a) (b)	$13,754	$1,223,399	$788,492	$1,509,747	$530,368	$3,063,067	$7,128,827	$6,380,480
Variable-rate debt (a)	$97,420	$—	$1,115,310	$—	$—	$—	$1,212,730	$1,211,760
__________
(a)Amounts are based on the exchange rate at September 30, 2023, as applicable.
(b)Amounts include non-recourse mortgages and unsecured term loans subject to variable-to-fixed interest rate swaps. Amounts after 2023 are primarily comprised of principal payments for our Senior Unsecured Notes (Note 11).

The estimated fair value of our fixed-rate debt and our variable-rate debt is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at September 30, 2023 would increase or decrease by $6.7 million for our euro-denominated debt, by $3.3 million for our British pound sterling-denominated debt, by $1.6 million for our U.S. dollar-denominated debt, by $0.4 million for our Norwegian krone-denominated debt, and by $0.2 million for our Japanese yen-denominated debt, for each respective 1% change in annual interest rates.

W. P. Carey 9/30/2023 10-Q – 67

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Canadian dollar, the Japanese yen, and certain other currencies which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed several offerings of euro-denominated senior notes, and have borrowed under our Senior Unsecured Credit Facility and Unsecured Term Loan due 2026 in foreign currencies, including the euro, British pound sterling, and Japanese yen (Note 11). Volatile market conditions arising from certain macroeconomic factors may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, British pound sterling, or Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at September 30, 2023 of $2.4 million, $0.3 million, and less than $0.1 million, respectively, excluding the impact of our derivative instruments.

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

W. P. Carey 9/30/2023 10-Q – 68

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2023 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 9/30/2023 10-Q – 69

PART II — OTHER INFORMATION

Item 1A. Risk Factors

We are including the following additional risk factor, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A. Risk Factors in our 2022 Annual Report:

We may not achieve some or all the expected benefits of the Spin-Off and the Office Sale Program.

We may not be able to achieve the full strategic and financial benefits expected to result from the Spin-Off and the Office Sale Program, or such benefits may be delayed due to a variety of circumstances, not all of which may be under our control. We may not achieve the anticipated benefits of the Spin-Off or the Office Sale Program for a variety of reasons, including, among others: (i) the transactions may not generate the anticipated improvements in our cost of or access to capital; (ii) we may be subject to unexpected costs related to the Spin-Off, including as a result of our indemnification obligations under the Separation and Distribution Agreement or obligations related to indebtedness associates with transfer of NLOP assets and any guaranties related thereto; and (iii) we may face challenges in completing the Office Sale Program at the prices in the timeframe we expect or at all. Failure to achieve some or all the benefits expected to result from the Spin-Off and the Office Sale Program, or a delay in realizing such benefits, may have a material adverse effect on our business, financial condition and results of operations.

W. P. Carey 9/30/2023 10-Q – 70

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
10.1	Loan Agreement, dated September 20, 2023, by and among JPMorgan Chase Bank, N.A. and the borrowers named therein	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 21, 2023

10.2	Mezzanine Loan Agreement, dated September 20, 2023, between NLO Mezzanine Borrower and JPMorgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed September 21, 2023

10.3	Separation and Distribution Agreement, dated October 31, 2023, between W. P. Carey Inc. and Net Lease Office Properties.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 2, 2023

10.4	Tax Matters Agreement, dated October 31, 2023, between W. P. Carey Inc. and Net Lease Office Properties.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 2, 2023

10.5	Advisory Agreement, dated November 1, 2023, between W. P. Carey Management LLC and Net Lease Office Properties.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed November 2, 2023

10.6	Advisory Agreement, dated November 1, 2023, between W. P. Carey & Co. B.V. and Net Lease Office Properties.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 2, 2023

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

W. P. Carey 9/30/2023 10-Q – 71

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.

Date:	November 3, 2023	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	November 3, 2023	By:	/s/ Brian Zander
Brian Zander
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 9/30/2023 10-Q – 72

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
10.1	Loan Agreement, dated September 20, 2023, by and among JPMorgan Chase Bank, N.A. and the borrowers named therein	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 21, 2023

10.2	Mezzanine Loan Agreement, dated September 20, 2023, between NLO Mezzanine Borrower and JPMorgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed September 21, 2023

10.3	Separation and Distribution Agreement, dated October 31, 2023, between W. P. Carey Inc. and Net Lease Office Properties.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 2, 2023

10.4	Tax Matters Agreement, dated October 31, 2023, between W. P. Carey Inc. and Net Lease Office Properties.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 2, 2023

10.5	Advisory Agreement, dated November 1, 2023, between W. P. Carey Management LLC and Net Lease Office Properties.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed November 2, 2023

10.6	Advisory Agreement, dated November 1, 2023, between W. P. Carey & Co. B.V. and Net Lease Office Properties.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 2, 2023

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith