Form 10-K
period 2023-12-31
W. P. Carey Inc.
filed 2024-02-09
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of last business day of the registrant’s most recently completed second fiscal quarter: $14.4 billion.
As of February 2, 2024, there were 218,672,432 shares of Common Stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

W. P. Carey 2023 10-K – 1

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to statements regarding: the NLOP Spin-Off (as defined herein); our expectations surrounding the impact of the broader macroeconomic environment and the ability of tenants to pay rent; our financial condition, liquidity, results of operations, and prospects; our future capital expenditure and leverage levels, debt service obligations, and plans to fund our liquidity needs; prospective statements regarding our access to the capital markets, including our “at-the-market” program (“ATM Program”); statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”); and the impact of recently issued accounting pronouncements and other regulatory activity.

These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to fluctuating interest rates, the impact of inflation on our tenants and us, the effects of pandemics and global outbreaks of contagious diseases, and domestic or geopolitical crises, such as terrorism, military conflict, war or the perception that hostilities may be imminent, political instability or civil unrest, or other conflict, could also have material adverse effects on our business, financial condition, liquidity, results of operations, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report, as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this presentation, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8. Financial Statements and Supplementary Data.

W. P. Carey 2023 10-K – 2

PART I

Item 1. Business.

General Development of Business

W. P. Carey Inc. (“W. P. Carey”) is an internally-managed diversified REIT that, together with our consolidated subsidiaries and predecessors, is a leading owner of commercial real estate, net-leased to companies located primarily in the United States and Northern and Western Europe on a long-term basis. The vast majority of our revenues originate from lease revenue provided by our real estate portfolio, which is comprised primarily of single-tenant industrial, warehouse, retail, and self-storage facilities that are critical to our tenants’ operations. Our portfolio is comprised of 1,424 properties, net-leased to 336 tenants in 26 countries. As of December 31, 2023, approximately 58% of our contractual minimum annualized base rent (“ABR”) was generated by properties located in the United States and approximately 37% was generated by properties located in Europe. As of that same date, our portfolio included 96 operating properties, comprised of 89 self-storage properties, five hotels, and two student housing properties.

In September 2023, we announced a plan to exit the office assets within our portfolio by (i) spinning-off 59 office properties into Net Lease Office Properties, a Maryland real estate investment trust (“NLOP”), so that it became a separate publicly-traded REIT (the “Spin-Off”), and (ii) implementing an asset sale program to dispose of 87 office properties retained by us (the “Office Sale Program”), which is targeted to be completed in the first half of 2024. Seventy-nine of the 87 office properties have been sold as of the date of this Report, for gross proceeds of approximately $608.1 million (Note 19).

On November 1, 2023, we completed the Spin-Off, contributing 59 office properties to NLOP (Note 3). Following the closing of the Spin-Off, NLOP operates as a separate publicly-traded REIT, which we externally manage pursuant to certain advisory agreements (the “NLOP Advisory Agreements”).

On August 1, 2022, one of our former investment programs, Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global”), merged with and into one of our indirect subsidiaries (the “CPA:18 Merger”), which added approximately $2.2 billion of real estate assets to our portfolio (Note 4).

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

W. P. Carey 2023 10-K – 3

manage our real estate portfolio to monitor tenant credit quality and lease renewal risks. We also maintain ample liquidity, a conservative capital structure, and access to multiple forms of capital.

Our business operates in two segments: Real Estate and Investment Management, as described herein and in Note 1. Our Real Estate segment generates the vast majority of our earnings through the lease revenues we earn from our real estate investments. We have historically earned asset management fees and other compensation from the management of non-traded real estate investment programs through our Investment Management segment. Following the close of the CPA:18 Merger, our advisory agreements with CPA:18 – Global were terminated (Note 4). As used herein, “Managed Programs” refers to CPA:18 – Global (through August 1, 2022) and Carey European Student Housing Fund I, L.P. (“CESH”). We act as the advisor to CESH and currently expect to do so through the end of its life cycle. We also act as the advisor to NLOP pursuant to the NLOP Advisory Agreements (Note 5).

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

W. P. Carey 2023 10-K – 4

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

Financing Strategies

We believe in maintaining ample liquidity, a conservative capital structure, and access to multiple forms of capital. We preserve balance sheet flexibility and liquidity by maintaining significant capacity on our $2.0 billion unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”), as well as any amounts available to us under our term loans (“Unsecured Term Loans”), which, together with our Unsecured Revolving Credit Facility, we refer to collectively as our “Senior Unsecured Credit Facility.” We generally use the Unsecured Revolving Credit Facility to fund our immediate capital needs, including new acquisitions and the repayment of secured mortgage debt as we continue to unencumber assets. We seek to replace short-term financing with more permanent forms of capital, including, but not limited to, common stock, unsecured debt securities, bank debt, and proceeds from asset sales. When evaluating which form of capital to pursue, we take into consideration multiple factors, including our corporate leverage levels and targets, and the most attractive source of capital available to us. We may choose to issue unsecured debt securities and bank debt denominated in foreign currencies in part to fund international acquisitions, unencumber assets, and mitigate our exposure to fluctuations in exchange rates. We strive to maintain an investment grade rating, which places limitations on the amount of leverage acceptable in our capital structure. Although we expect to continue to have access to a wide variety of capital sources and maintain our investment grade rating, there can be no assurance that we will be able to do so in the future.

W. P. Carey 2023 10-K – 5

Our Portfolio

At December 31, 2023, our portfolio had the following characteristics:

•Number of properties — full or partial ownership interests in 1,424 net-leased properties, 89 self-storage properties, five hotels, and two student housing properties;
•Total net-leased square footage — approximately 173 million; and
•Occupancy rate — approximately 98.1%.

For more information about our portfolio, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview.

Tenant/Lease Information

At December 31, 2023, our tenants/leases had the following characteristics:

•Number of tenants — 336;
•Investment grade tenants as a percentage of total ABR — 18%;
•Implied investment grade tenants as a percentage of total ABR — 6%;
•Weighted-average lease term — 11.7 years;
•99.6% of our leases as a percentage of total ABR provide rent adjustments as follows:
◦CPI and similar — 56.2%
◦Fixed — 40.7%
◦Other — 2.7%

Human Capital

Investing in Our Employees

At December 31, 2023, we had 197 employees, 144 of which were located in the United States and 53 of which were located in Europe. We strive to make W. P. Carey a great place to work by attracting a diverse pool of the best and brightest applicants and making them feel supported as they grow with the company. We offer various levels of training, including “Respect in the Workplace,” skills training, Diversity, Equity & Inclusion, and executive coaching, as well as additional training including safety and cybersecurity. By engaging with our employees and investing in their careers through training and development, we have built a talented workforce capable of executing our business strategies.

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

W. P. Carey 2023 10-K – 6

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

We compete for investments with many other institutions and investors, including other REITs, private equity firms, pension funds, and real estate companies. Operating in a competitive marketplace for investments could have a negative impact on our revenue growth. Our competitors may accept greater risk, lower returns, or a combination thereof allowing them to offer more attractive terms when pursuing investment opportunities. Access to capital and the cost of that capital could further impact the returns we generate from investments relative to our competitors and impair our ability to invest accretively. For example, high interest rates and equity costs may increase our cost of capital relative to our competitors and place additional pressure on investment spreads if capitalization rates (which generally respond to higher interest rates on a lag) remain constant or decline.

Our portfolio is concentrated in industrial, warehouse and retail properties.

We are not required to meet any property-type, tenant or geographic diversification standards. Therefore, our investments may become concentrated by type, tenant or geographic location, which could subject us to significant risks with potentially adverse effects on our investment objectives. For example, following the Spin-Off of 59 of our office assets which closed in November 2023, and the sale of a significant portion of our remaining office portfolio through our Office Sale Program, almost 80% of our ABR as of December 31, 2023 is concentrated in industrial/warehouse and retail assets.

Because we invest in properties located outside the United States, we are exposed to additional risks.

We have invested, and may continue to invest, in properties located outside the United States. At December 31, 2023, our real estate properties located outside of the United States represented 42% of our ABR. These investments may be affected by factors particular to the local jurisdiction where the property is located and may expose us to additional risks, including:

•enactment of laws relating to foreign ownership of property (including expropriation of investments), or laws and regulations relating to our ability to repatriate invested capital, profits, or cash and cash equivalents back to the United States;
•legal systems where the ability to enforce contractual rights and remedies may be more limited than under U.S. law;

W. P. Carey 2023 10-K – 7

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
•tax requirements vary by country and existing foreign tax laws and interpretations may change (e.g., the on-going implementation of the European Union’s Anti-Tax Avoidance Directives and the new global minimum tax (“Pillar Two”)), which may result in additional taxes on our international investments or additional taxes as a result of Pillar Two;
•changes in operating expenses in particular countries or regions;
•increased energy and commodity prices in Europe;
•foreign exchange rates; and
•geopolitical and military conflict risk and adverse market conditions caused by changes in national or regional economic or political conditions, including the ongoing conflict between Russia and Ukraine, rising tensions between China and Taiwan and the conflict in the Middle East (which may impact relative interest rates, the terms or availability of debt financing, customers’ ability and willingness to renew agreements, make payments, and enter into new agreements, and energy costs).

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

We are also subject to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar because we translate revenue denominated in foreign currency into U.S. dollars for our financial statements (our principal exposure is to the euro). Our results of our foreign operations are adversely affected by a stronger U.S. dollar relative to foreign currencies (i.e., absent other considerations, a stronger U.S. dollar will reduce both our revenues and our expenses).

Inflation and high interest rates may adversely affect our financial condition and results of operations.

Since 2021, inflation and interest rates have been elevated compared to recent years. Inflation and high interest rates could have an adverse impact on our financial condition. Our leases typically require tenants to pay all property operating expenses and increases in those property-level expenses at our leased properties generally do not affect us. However, increased operating expenses at properties not subject to full triple-net leases could cause us to incur additional operating expenses. Inflation could also impact other costs incurred by the company including general and administrative costs and foreign income taxes. While the vast majority of leases contain rent escalators, including inflation-linked rent escalators, these costs could increase at a rate higher than our rental and other revenue.

High interest rates could also increase the cost of our existing variable-rate debt, new debt obligations entered into in the future and potentially impair our ability to arrange third-party financing, including refinancing maturing debt in part or in full as it comes due. If we are unable to find alternative credit arrangements or other funding in a high interest environment, our business needs may not be adequately met. Certain financial covenants could also be affected as a result of higher operating and debt service costs, which may place restrictions on our liquidity. In the event an increase in our costs is not sufficiently offset by contractual rent increases or increases in other revenue, we may be required to implement measures to conserve cash or preserve liquidity.

Furthermore, tenants and potential tenants of our properties may also be adversely impacted by inflation and high interest rates, which could negatively impact our tenants’ ability to pay rent and the demand for our properties.

W. P. Carey 2023 10-K – 8

A significant amount of our leases will expire within the next five years and we may have difficulty re-leasing or selling our properties if tenants do not renew their leases.

Approximately 21% of our leases, based on our ABR as of December 31, 2023, are due to expire within the next five years. If these leases are not renewed or if the properties cannot be re-leased on terms that yield comparable payments, our lease revenues could be substantially adversely affected. In addition, when attempting to re-lease such properties, we may incur significant costs and the terms of any new or renewed leases will depend on prevailing market conditions at that time. We may also seek to sell such properties and incur losses due to prevailing market conditions. Some of our properties are designed for the particular needs of a tenant; thus, we may be required to renovate or make rent concessions in order to lease the property to another tenant. If we need to sell such properties, we may have difficulty selling it to a third party due to the property’s unique design. Real estate investments are generally less liquid than many other financial assets, which may limit our ability to quickly adjust our portfolio in response to changes in economic or other conditions. These and other limitations may adversely affect returns to our stockholders.

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

Our ability to control the management of our net-leased properties is limited, which could impact our ability to make ESG disclosures.

The lack of direct control over our net-leased properties due to the fact that tenants or managers are responsible for maintenance and other day-to-day management of the properties also makes it difficult for us to collect property-level environmental metrics and to enforce sustainability initiatives, which may impact our ability to comply with certain ESG disclosure requirements or engage effectively with established ESG frameworks and standards, such as the Global Real Estate Sustainability Benchmarks, the Task Force for Climate-Related Financial Disclosures and the Sustainability Accounting Standards Board. If we are unable to successfully collect the data necessary to comply with ESG disclosure requirements, we may be subject to increased regulatory risk; and if such data is incomplete or unfavorable, our relationship with our investor base, our stock price, our ESG ratings and our access to capital may be negatively impacted.

We may be materially adversely affected by laws, regulations or other issues related to climate change as well as by potential physical impacts related to climate change.

We are subject to laws and regulations related to climate change. For example, the SEC has proposed climate change rules which are expected to be approved in 2024 and, as proposed, would require us to provide extensive information including greenhouse gas emissions and certain climate-related financial metrics in our audited financial statements. The State of California has also enacted new climate change disclosure requirements, including emissions requirements. In addition, the European Union Corporate Sustainability Reporting Directive (“CSRD”) became effective in 2023 and requires expansive disclosures on various sustainability topics.

We are currently assessing our obligations under these laws and regulations but we expect that compliance with these laws and regulations could result in substantial compliance costs, retrofit costs and construction costs, including monitoring and reporting costs and capital expenditures for environmental control facilities and other new equipment. We also expect that over time we will likely need to be prepared to contend with overlapping, yet distinct, climate-related disclosure requirements in multiple jurisdictions. Noncompliance with these laws or regulations may result in potential cost increases, litigation, fines, penalties, brand or reputational damage, loss of tenants, lower valuation and higher investor activism activities. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations related to climate change will affect our business, financial condition and results of operations.

W. P. Carey 2023 10-K – 9

In addition to the laws and regulations surrounding climate change, the potential physical impacts of climate change on our operations are highly uncertain. These may include extreme weather, changes in rainfall and storm patterns and intensity, increased strength of hurricanes, water shortages, changing sea levels and changing temperatures. These changes may result in physical damage to, or a decrease in demand for, our properties located in the areas affected by these conditions and may adversely impact out tenants’ abilities to fulfill their obligations under their leases. Chronic climate change may also lead to increased costs for our tenants to adapt to the demands and expectations of climate change or lower carbon usage, including with respect to heating, cooling or electricity costs, retrofitting properties to be more energy efficient or comply with new rules or regulations, or other unforeseen costs.

The direct and indirect impact on us and our tenants from severe weather, flooding, and other effects of climate change, and the economic and reputational impacts of the transition to non-carbon based energy, could adversely affect our financial condition, operating results, and cash flows.

Our properties have historically been impacted by severe weather, but the effects have been small or moderate in scope. In the future, the adverse impacts from hurricanes, water shortages, changing sea levels, flooding, wildfires and other severe weather conditions are likely to worsen as a result of climate change. These events have resulted in and may in the future result in property damage and closures and may adversely impact the operations of our tenants. Even if these events do not directly impact our properties, they have impacted and may continue to impact us and our tenants through increases in insurance, energy or other costs. In addition, the ongoing transition to non-carbon based energy presents certain risks for us and our tenants, including risks related to high energy costs and energy shortages, among other things. Changes in laws or regulations, including federal, state, or local laws, relating to climate change could result in increased capital expenditures to improve the energy efficiency of our properties.

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

W. P. Carey 2023 10-K – 10

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

Most of our properties are occupied by a single tenant each; therefore, the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our lease revenues. Our top ten tenants accounted for approximately 21% of total ABR at December 31, 2023. Lease payment defaults by tenants could negatively impact our net income and reduce the amounts available for distribution to stockholders.

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

High interest rates, inflation and a potential economic downturn may severely affect our tenants’ businesses, financial condition and liquidity, leading to an increase in tenant bankruptcy or insolvency. In addition, a portion of our tenants may fail to meet their obligations to us in full (or at all), or may otherwise seek modifications of such obligations. Certain jurisdictions may also enact laws or regulations that impact or alter our ability to collect rent under our existing least terms.

W. P. Carey 2023 10-K – 11

We may not achieve some or all the expected benefits of the Spin-Off and the Office Sale Program.

We may not be able to achieve the full strategic and financial benefits expected to result from the Spin-Off and the Office Sale Program, or such benefits may be delayed due to a variety of circumstances, not all of which may be under our control. We may not achieve the anticipated benefits of the Spin-Off or the Office Sale Program for a variety of reasons, including, among others: (i) the transactions may not generate the anticipated improvements in our cost of or access to capital; and (ii) we may be subject to unexpected costs related to the Spin-Off, including as a result of our indemnification obligations under the Separation and Distribution Agreement or obligations related to indebtedness associated with the transfer of NLOP assets and any guaranties related thereto. Failure to achieve some or all the benefits expected to result from the Spin-Off and the Office Sale Program, or a delay in realizing such benefits, may have a material adverse effect on our business, financial condition and results of operations.

We may acquire or develop properties or acquire other real estate related companies, and this may create risks.

We may acquire or develop properties or acquire other real estate related companies when we believe that an acquisition or development is consistent with our business strategies. We may not succeed in consummating desired acquisitions or in completing developments on time or within budget. When we do pursue a project or acquisition, we may not succeed in leasing newly developed or acquired properties at rents sufficient to cover the costs of acquisition or development and operations. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention from other activities. Acquisitions or developments in new markets or industries where we do not have the same level of market knowledge may result in poorer than anticipated performance. We may also abandon acquisition or development opportunities that management has begun pursuing and consequently fail to recover expenses already incurred and will have devoted management’s time to a matter not consummated. Furthermore, our acquisitions of new properties or companies will expose us to the liabilities of those properties or companies, some of which we may not be aware of at the time of the acquisition. In addition, development of our existing properties presents similar risks.

Risks Related to Our Liquidity and Capital Resources

Our level of indebtedness could have significant adverse consequences and our cash flow may be insufficient to meet our debt service obligations.

Our consolidated indebtedness as of December 31, 2023, was approximately $8.1 billion, representing a consolidated debt to gross assets ratio of approximately 41.6%. This consolidated indebtedness was comprised of (i) $6.0 billion in Senior Unsecured Notes (as defined in Note 12), (ii) $403.8 million outstanding under our Unsecured Revolving Credit Facility (as defined in Note 12), (iii) $1.1 billion outstanding under our Unsecured Term Loans (as defined in Note 12), and (iv) $579.1 million in non-recourse mortgage loans on various properties. Our level of indebtedness could have significant adverse consequences on our business and operations, including the following:

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

W. P. Carey 2023 10-K – 12

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

At December 31, 2023, we had $579.1 million of property-level mortgage debt on a non-recourse basis, which limits our exposure on any property to the amount of equity invested in the property. If we are unable to make our mortgage-related debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our mortgage loan transactions typically incorporated various covenants and other provisions (including loan to value ratio, debt service coverage ratio, and material adverse changes in the borrower’s or tenant’s business) that can cause a technical loan default. Accordingly, if the real estate value declines or the tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which could reduce the value of our portfolio and revenues available for distribution to our stockholders.

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

W. P. Carey 2023 10-K – 13

Risks Related to our Corporate Structure and Maryland Law

Certain provisions of our charter and Maryland law could inhibit changes in control.

Certain provisions of our charter and of the Maryland General Corporation Law (“MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control that could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

•to protect against the loss of our REIT status due to concentration of ownership levels, our charter generally limits the ability of a person, to own, actually or constructively, more than 9.8%, in either value or number of shares, whichever is more restrictive, of our aggregate outstanding shares of common stock or preferred stock. Our Board, in its sole discretion, may exempt a person from such ownership limits, provided that they obtain such representations, covenants, and undertakings as appropriate to determine that the exemption would not affect our REIT status. Our Board may also increase or decrease the common stock ownership limit and/or the aggregate stock ownership limit, so long as the change would not result in five or fewer persons beneficially owning more than 49.9% in value of our outstanding stock;
•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock), or an affiliate thereof, for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes appraisal rights and supermajority voting requirements on these combinations;
•“control share” provisions that provide that holders of “control shares” of our company (defined as outstanding voting shares which, when aggregated with all other shares owned or controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares; and
•our charter empowers our Board, without stockholder approval, to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue, classify any unissued shares of common stock or preferred stock, reclassify any previously classified, but unissued, shares of common stock or preferred stock into one or more classes or series of stock, and issue such shares of stock so classified or reclassified, and our Board may determine the relative rights, preferences, and privileges of any class or series of common stock or preferred stock issued, including terms that could have the effect of delaying or preventing a change of control transaction.

The MGCL permits various exemptions from its provisions, including business combinations that are exempted by a board of directors prior to the time that the “interested stockholder” becomes an interested stockholder. Our Board has, by resolution, exempted any business combination between us and any person who is an existing, or becomes in the future, an “interested stockholder.” Consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between us and any such person. As a result, such person may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the supermajority vote requirements and the other provisions of the statute. Additionally, this resolution may be altered, revoked, or repealed in whole or in part at any time and we may opt back into the business combination provisions of the MGCL. If this resolution is revoked or repealed, the statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. In the case of the control share provisions of the MGCL, we have elected to opt out of these provisions of the MGCL pursuant to a provision in our bylaws. If we amend our bylaws to remove or modify this provision, the control share provisions of the statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Additionally, Title 3, Subtitle 8 of the MGCL permits our Board, without stockholder approval and regardless of what is currently provided in our charter or our bylaws, to implement certain governance provisions, some of which we do not currently have. Our charter contains a provision opting out of Section 3-803 of the MGCL, which permits a board of directors to be divided into classes pursuant by Board action and without a stockholder-approved charter amendment. This provision can be modified only with a board recommendation and stockholder approval of the charter amendment. If we elect in the future to become subject to any of the remaining provisions of Title 3, Subtitle 8 of the MGCL, such an election may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring, or preventing a change in control of our company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price. Our charter, our bylaws, and Maryland law also contain

W. P. Carey 2023 10-K – 14

other provisions that may delay, defer, or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

Risks Related to our REIT Structure

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
•be subject to federal and state income tax, including a 15% corporate minimum tax on certain corporations and a 1% excise tax on certain stock repurchases by certain corporations, among other changes, on our taxable income at regular corporate rate; and
•be barred from qualifying as a REIT for the four taxable years following the year when we were disqualified.

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

W. P. Carey 2023 10-K – 15

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

In addition, if we fail to comply with certain asset tests at the end of any calendar quarter, we must generally correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate otherwise attractive investments. These actions may reduce our income and amounts available for distribution to our stockholders.

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

W. P. Carey 2023 10-K – 16

We use TRSs, which may cause us to fail to qualify as a REIT.

To qualify as a REIT for federal income tax purposes, we hold our non-qualifying REIT assets and conduct our non-qualifying REIT income activities in or through one or more TRSs. The net income of our TRSs is not required to be distributed to us. Income that is not distributed to us by our domestic TRSs will generally not be subject to the REIT income distribution requirement. However, certain income that is not distributed to us by our foreign TRSs may be deemed distributed to us by operation of certain provisions of the Internal Revenue Code and generally subject to REIT income distribution requirements. In addition, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our TRS interests and certain other non-qualifying assets to exceed 20% of the fair market value of our assets, we would lose tax efficiency and could potentially fail to qualify as a REIT.

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

The Internal Revenue Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Internal Revenue Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will structure our transactions with our TRSs on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to avoid application of the 100% excise tax.

We may be subject to a limitation on our deductions for business interest expense.

In addition, the deduction for net business interest is generally limited to 30% of the borrower’s adjusted taxable income (excluding non-business income, net operating losses, business interest income, and, for taxable years beginning before January 1, 2022, computed without regard to depreciation and amortization). This limitation on the deductibility of net business interest could result in additional taxable income for us and our subsidiaries that are C corporations, including our TRSs, unless we or our subsidiaries qualify as real estate companies and elect not to be subject to such limitation in exchange for using longer depreciation periods that may otherwise be available.

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

W. P. Carey 2023 10-K – 17

Even if we continue to qualify as a REIT, certain of our business activities will be subject to corporate level income tax and foreign taxes, which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.

Even if we qualify for taxation as a REIT, we may be subject to certain (i) federal, state, local, and foreign taxes on our income and assets; (ii) taxes on any undistributed income and state, local, or foreign income; and (iii) franchise, property, and transfer taxes. In addition, we could be required to pay an excise or penalty tax under certain circumstances in order to utilize one or more relief provisions under the Internal Revenue Code to maintain qualification for taxation as a REIT, which could be significant in amount.

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

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business, unless certain safe harbor exceptions apply. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to satisfy the available safe harbors.

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

W. P. Carey 2023 10-K – 18

interpretations applicable to us or our stockholders may be changed. Accordingly, we cannot assure you that any such change will not significantly affect our ability to qualify for taxation as a REIT or the federal income tax consequences to you or us.

Risks Related to Our Overall Business

We are subject to the volatility of the capital markets, which may impact our ability to deploy capital.

The trading volume and market price of our common stock may fluctuate significantly and be adversely impacted in response to a number of factors, including disruption in the banking industry, continued inflation, and other macroeconomic developments. Therefore, our current or historical trading volume and share prices are not indicative of the number of shares of our common stock that will trade going forward or how the market will value shares of our common stock in the future. In addition, the capital markets may experience extreme volatility, disruption and periods of dislocation (e.g., during pandemics or a global financial crisis), which could make it more difficult for us to raise capital. Since net-lease REITs must be able to deploy capital with agility and consistency, if we cannot access the capital markets upon favorable terms or at all, we may be required to liquidate one or more investments, including when an investment has not yet realized its maximum return, which could also result in adverse tax consequences and affect our ability to capitalize on acquisition opportunities and/or meet operational needs. Moreover, market turmoil could lead to decreased consumer confidence and widespread reduction of business activity, which may materially and adversely impact us, including our ability to acquire and dispose of properties.

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

In September 2023, we announced that we were resetting our dividend policy, targeting an AFFO payout ratio of approximately 70% to 75%. Our ability to continue to pay dividends in the future may be adversely affected by the risk factors described in this Report. More specifically, while we expect to continue our current dividend practices, we can give no assurance that we will be able to maintain dividend levels in the future for various reasons, including the following:

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

Furthermore, certain agreements relating to our borrowings may, under certain circumstances, prohibit or otherwise restrict our ability to pay dividends to our common stockholders. Future dividends, if any, are expected to be based upon our earnings, financial condition, cash flows and liquidity, debt service requirements, capital expenditure requirements for our properties, financing covenants, and applicable law. If we do not have sufficient cash available to pay dividends, we may need to fund the shortage out of working capital or revenues from future acquisitions, if any, or borrow to provide funds for such dividends, which would reduce the amount of funds available for investment and increase our future interest costs. Our inability to pay dividends, or to pay dividends at expected levels, could adversely impact the market price of our common stock. Additionally, in the event that we have to declare dividends in-kind in order to satisfy the REIT annual distribution requirements, a holder of our common stock will be required to report dividend income as a result of such distributions even though we distributed no cash or only nominal amounts of cash to such stockholder.

W. P. Carey 2023 10-K – 19

We may make investments in asset classes or countries outside of our core investment strategy which may be perceived as complicating our strategy relative to our peers.

We may need to expand beyond our current asset class mix to grow our portfolio. As a result, we intend, to the extent that market conditions warrant, to seek to grow our business by increasing our investments in existing businesses, pursuing new investment strategies (including investment opportunities in new asset classes), developing new types of investment structures and products, and expanding into new geographic markets and businesses. Introducing new types of investment structures and products could increase the complexities involved in managing such investments, including to ensure compliance with regulatory requirements and terms of the investment. Making investments in assets classes or countries outside of our core investment strategy may also be perceived as complicating our strategy relative to our peers.

Entry into new asset classes or countries may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk and costs.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources, which could be an intentional attack or an unintentional accident or error. Information technology, communication networks, and other computer resources are essential for us to carry out important operational activities and maintain our business records.

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

We have implemented processes, procedures, and controls, which are reviewed periodically and are intended to address ongoing and evolving cyber security risks. However, these measures do not guarantee that our financial results will not be negatively impacted by such an incident, especially in light of the fact that it is not always possible to anticipate, detect, or recognize threats to our systems. The primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, expensive remediation efforts, liability exposure under federal and state law, and private data exposure. There can be no assurance that the insurance we maintain to cover some of these risks will be sufficient to cover the losses from any future breaches of our systems.

Further information relating to cybersecurity risk management is discussed in Item 1C. Cybersecurity in this Report.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We believe we maintain an information technology and cybersecurity program appropriate for a company our size, taking into account our operations and risks.

W. P. Carey 2023 10-K – 20

Management and Board Oversight

We are committed to cybersecurity and vigilantly protecting all our resources and information from unauthorized access. Our cybersecurity approach incorporates a layered portfolio of comprehensive employee training programs, multiple resources to manage and monitor the evolving threat landscape, effective Board oversight of cybersecurity risks and knowledgeable teams responsible for preventing and detecting cybersecurity risks.

As part of the Board’s oversight of risk management, the Board reviews our cyber-risks with management and the actions we are taking to mitigate such risks. These actions include implementing industry-recognized practices for protecting systems, third-party monitoring of certain systems and cybersecurity training for employees. Board oversight of risk is also performed as needed between meetings through the Audit Committee and communications between management and the Board. The Board receives periodic education around cybersecurity risks and best practices.

Additionally, the Audit Committee, which consists solely of independent directors, is responsible for overseeing cybersecurity risks and related initiatives. The Audit Committee reviews our enterprise risk and cybersecurity risks. It also reviews the steps management has taken to protect against threats to our information systems and security and receives updates on cybersecurity on a quarterly basis.

Our information technology team is led by our Chief Information Officer who has extensive experience working with information security systems. Our information technology team consists of individuals with expertise in assessing, preventing and addressing cybersecurity risk and is responsible for executing our cybersecurity program as well as communicating regularly with senior management, our cybersecurity governance committee, the Audit Committee and the Board. Our cybersecurity governance committee, comprised of our Chief Financial Officer, Chief Legal Officer, Chief Information Officer, Head of Internal Audit and senior members of our information technology team are responsible for developing and maintaining our cybersecurity policies and standards, monitoring ongoing compliance and program updates, and ensuring our information security is aligned with our business objectives and strategies.

Processes for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats

Our cybersecurity program focuses on (1) preventing and preparing for cybersecurity incidents, (2) detecting and analyzing cybersecurity incidents and (3) containing, eradicating, recovering from and reporting cybersecurity events.

Prevention and Preparation

We employ a variety of measures to prevent threats related to privacy, information technology security and cybersecurity, which include password protection, frequent mandatory password change events, multi-factor authentication, internal phishing testing, vulnerability scanning and penetration testing.

Our information technology and internal audit teams utilize frameworks based on industry standards to identify and mitigate information security risks and oversee an active cybersecurity training program. For example, in January 2023, our information technology team held a tabletop exercise with senior management to consider different cybersecurity scenarios. Our information technology team also recently worked with various third-party consultants to update our incident response plan.

In addition, our information technology team conducts routine security assessments as well as ongoing cybersecurity training campaigns for employees to enhance awareness and increase vigilance for the various types of cybersecurity attacks to which they may be exposed. Our internal audit team evaluates and monitors our internal controls over systems access in an effort to mitigate information security risks that may result from unauthorized access to systems and data.

Third-party vendors are vetted through our service delivery program to ensure they have an established cybersecurity program. We have also engaged our managed security provider to manage a supply chain defense subscription that will help obtain clear visibility into cybersecurity risks across third party vendors by proactively identifying, prioritizing, and driving remediation for cyber risks posed by critical business partners. Our managed security provider’s risk operations center will escalate certain alerts regarding third-party vendors directly to the appropriate business partners thus providing direct collaboration with third parties, saving time and improving risk reduction while safeguarding our relationships with such third parties.

W. P. Carey 2023 10-K – 21

Detection and Analysis

Cybersecurity incidents may be detected through a variety of means, including but not limited to automated event-detection notifications or similar technologies which are monitored by our managed cybersecurity provider, notifications from employees, vendors or service providers, and notifications from third party information technology system providers. Once a potential cybersecurity incident is identified, including a third party cybersecurity event, the incident response team designated pursuant to our incident response plan follows the procedures set forth in the plan to investigate the potential incident, such as determining the nature of the event (e.g., ransomware or personal data breach) and assessing the severity of the event and sensitivity of any compromised data.

Containment, Eradication, Recovery, and Reporting

In the event of a cybersecurity incident, the incident response team is initially focused on containing the cybersecurity incident as quickly and efficiently as possible, consistent with the procedures in the incident response plan. Containment procedures may include shutting down systems; disconnecting systems from a network, disabling specific ports, protocols, services, functions, etc., disabling access to compromised systems; examining code in a controlled environment and making forensic backups of affected systems for possible legal action for third party forensic analysis.

Once a cybersecurity incident is contained, the focus shifts to remediation. Eradication and recovery activities depend on the nature of the cybersecurity incident. They may include returning affected systems to an operationally ready state, confirming that the affected systems are functioning normally and implementing, as necessary, additional monitoring to look for future related activity.

We have relationships with a number of third party service providers to assist with cybersecurity containment and remediation efforts, including outside legal counsel, vendors and external insurance brokers.

In the event of a cybersecurity incident, we intend to follow the steps outlined in our incident response plan, including notifying our senior management, as appropriate.

Following the conclusion of an incident, we, with the assistance of the incident response team, will generally reassess the effectiveness of the cybersecurity program and incident response plan, make adjustments as appropriate and report to our senior management and our Audit Committee on these matters.

Cybersecurity Risks

As of December 31, 2023, we are not aware of any material cybersecurity incidents that impacted the Company in the last three years. However, we routinely face risks of potential incidents, whether through cyber-attacks or cyber intrusions over the Internet, ransomware and other forms of malware, computer viruses, attachments to emails, phishing attempts, extortion or other scams. For a discussion of these risks, see Item 1A. Risk Factors — The occurrence of cyber incidents, or a deficiency in our cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

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

W. P. Carey 2023 10-K – 22

Item 4. Mine Safety Disclosures.

Not applicable.

W. P. Carey 2023 10-K – 23

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE under the ticker symbol “WPC.” At February 2, 2024 there were 8,163 registered holders of record of our common stock. This figure does not reflect the beneficial ownership of shares of our common stock.

Stock Price Performance Graph

The graph below provides an indicator of cumulative total stockholder returns for our common stock for the period December 31, 2018 to December 31, 2023, as compared with the S&P 500 Index and the MSCI US REIT Index. The graph assumes a $100 investment on December 31, 2018, together with the reinvestment of all dividends. The graph does not reflect any adjustments for the Spin-Off of NLOP that was completed on November 1, 2023 and accomplished via a pro rata dividend of one NLOP common share for every 15 shares of WPC common stock outstanding (Note 3).

	At December 31,
	2018	2019	2020	2021	2022	2023
W. P. Carey Inc.	$100.00	$128.84	$121.13	$148.85	$149.55	$134.86
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
MSCI US REIT Index	100.00	125.84	116.31	166.39	125.61	142.87

The stock price performance included in this graph is not indicative of future stock price performance.

Dividends

We currently intend to continue paying cash dividends consistent with our historical practice; however, our Board determines the amount and timing of any future dividend payments to our stockholders based on a variety of factors. Our dividend for the fourth quarter of 2023 of $0.860 per share reflects both our strategic exit from the office assets within our portfolio (announced on September 21, 2023) (Note 1) and a lower payout ratio.

Item 6. Reserved

W. P. Carey 2023 10-K – 24

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

The following discussion should be read in conjunction with our consolidated financial statements in Item 8 of this Report and the matters described under Item 1A. Risk Factors. Please see our Annual Report on Form 10-K for the year ended December 31, 2022 for discussion of our financial condition and results of operations for the year ended December 31, 2021. Refer to Item 1. Business for a description of our business.

Significant Developments

Strategic Office Exit

In September 2023, we announced a plan to exit the office assets within our portfolio by (i) spinning-off 59 office properties into NLOP, so that it became a separate publicly-traded REIT, and (ii) implementing the Office Sale Program, which is targeted to be completed in the first half of 2024.

NLOP Spin-Off

On November 1, 2023, we completed the Spin-Off of 59 office properties into NLOP, as described in further detail in Note 3. Following the closing of the Spin-Off, NLOP operates as a separate publicly-traded REIT, for which we serve as advisor pursuant to the NLOP Advisory Agreements executed in connection with the Spin-Off.

Office Sale Program

In addition to the Spin-Off, 87 of our office properties will be sold under the Office Sale Program, which is targeted to be completed in the first half of 2024. These properties generated ABR totaling approximately $76 million as of the date of the Office Sale Program announcement. Seventy-nine of the 87 office properties have been sold as of the date of this Report, for gross proceeds of approximately $608.1 million (Note 19).

Financial Highlights

During the year ended December 31, 2023, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•We acquired 16 investments totaling $1.2 billion (Note 6).
•We completed three construction projects at a cost totaling $60.7 million (Note 6).
•We funded approximately $38.2 million for a construction loan to build a retail complex in Las Vegas, Nevada, during the year ended December 31, 2023. Through December 31, 2023, we have funded $231.4 million (Note 9).
•We committed to fund four redevelopment or expansion projects totaling $84.1 million. We currently expect to complete the projects in 2024 and 2025 (Note 6).
•We entered into a purchase agreement to acquire four retail (car wash) facilities in the United States for approximately $20.3 million, which is expected to be completed in 2024.

W. P. Carey 2023 10-K – 25

Dispositions

•We disposed of 31 properties for total proceeds, net of selling costs, of $446.4 million, including eight properties sold under the Office Sale Program for total proceeds, net of selling costs, of $216.9 million (Note 17). Eight of the properties sold were hotel operating properties. These dispositions exclude properties contributed to NLOP in the Spin-Off (Note 3).

Financing and Capital Markets Transactions

•In April 2023, we entered into a new €500.0 million unsecured term loan maturing on April 2026, which was drawn in full at closing. In conjunction with the closing of this Unsecured Term Loan due 2026, we executed variable-to-fixed interest rate swaps that fix the total per annum interest rate at 4.34% through the end of 2024. The Unsecured Term Loan due 2026 was incorporated into the Senior Unsecured Credit Facility in December 2023 (Note 12).
•In December 2023, we amended and restated our multi-currency Senior Unsecured Credit Facility to (i) increase the capacity of our Unsecured Revolving Credit Facility from $1.8 billion to $2.0 billion and extend the maturity of this facility by four years to February 14, 2029, and (ii) refinance our £270.0 million GBP Term Loan due 2028 and our €215.0 million EUR Term Loan due 2028 by extending the maturity date of each term loan by three years to February 14, 2028, with an option to extend these term loans by up to an additional year, subject to certain customary conditions. As of December 31, 2023, the aggregate principal amount (of revolving and term loans) available under the Senior Unsecured Credit Facility was able to be increased up to an amount not to exceed the U.S. dollar equivalent of $4.35 billion, subject to the conditions to increase set forth in our credit agreement (Note 12).
•We settled in full our ATM Forwards by delivering 7,826,840 shares of common stock for net proceeds of approximately $634 million (Note 14).
•We reduced our mortgage debt outstanding by prepaying or repaying at maturity a total of $368.0 million of non-recourse mortgage loans with a weighted-average interest rate of 4.9% (Note 12).

Dividends to Stockholders

We declared cash dividends totaling $4.067 per share, comprised of four quarterly dividends per share of $1.067, $1.069, $1.071, and $0.860. Our fourth quarter dividend of $0.860 per share reflects both our strategic exit from the office assets within our portfolio (announced on September 21, 2023) and a lower payout ratio.

W. P. Carey 2023 10-K – 26

Consolidated Results

(in thousands, except shares)

	Years Ended December 31,
	2023	2022
Revenues from Real Estate	$1,738,139	$1,468,101
Revenues from Investment Management	3,219	10,985
Total revenues	1,741,358	1,479,086

Net income from Real Estate attributable to W. P. Carey	704,837	591,603
Net income from Investment Management attributable to W. P. Carey	3,497	7,536
Net income attributable to W. P. Carey	708,334	599,139

Dividends declared	880,605	859,655

Net cash provided by operating activities	1,073,432	1,003,556
Net cash used in investing activities	(905,883)	(1,052,531)
Net cash provided by financing activities	292,562	57,887

Supplemental financial measures (a):
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Real Estate	1,115,013	1,042,782
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management	3,254	17,816
Adjusted funds from operations attributable to W. P. Carey (AFFO)	1,118,267	1,060,598

Diluted weighted-average shares outstanding	215,760,496	200,427,124
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

Revenues

Real Estate revenue increased in 2023 as compared to 2022, primarily due to higher lease revenues (substantially as a result of property acquisition activity and rent escalations, as well as the net-leased properties we acquired in the CPA:18 Merger on August 1, 2022 (Note 4)) and higher operating property revenues (primarily from the operating properties we acquired in the CPA:18 Merger on August 1, 2022 and the 12 hotel properties that converted from net-lease to operating properties during the first quarter of 2023), partially offset by the impact of the Spin-Off (Note 3) and lower other lease-related income (Note 6).

Net Income Attributable to W. P. Carey

Net income attributable to W. P. Carey increased in 2023 as compared to 2022. Net income from Real Estate attributable to W. P. Carey increased primarily due to higher gain on sale of real estate and the impact of real estate acquisitions (including from properties acquired in the CPA:18 Merger on August 1, 2022) (Note 6, Note 17), partially offset by higher interest expense, non-cash unrealized gains recognized on certain investments in equity securities during the prior year (Note 10), higher impairment charges and allowance for credit losses (Note 10), and the impact of the Spin-Off (Note 3). Net income from Investment Management attributable to W. P. Carey decreased primarily due to the cessation of fees and distributions previously earned from CPA:18 – Global prior to the CPA:18 Merger. We also recognized an impairment charge on goodwill within our Investment Management segment during the prior year (Note 8). In addition, we recognized a gain on change in control of interests during the prior year in connection with the CPA:18 Merger (Note 4).

W. P. Carey 2023 10-K – 27

AFFO

AFFO increased in 2023 as compared to 2022, primarily due to investment activity and rent escalations, partially offset by higher interest expense and the impact of the Spin-Off (Note 1, Note 3).

Portfolio Overview

Our portfolio is comprised of operationally-critical, commercial real estate assets net leased to tenants located primarily in the United States and Northern and Western Europe. We invest in high-quality single tenant industrial, warehouse, retail, and self-storage (net lease) properties subject to long-term leases with built-in rent escalators. Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our various net-leased jointly owned investments. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	As of December 31,
Net-leased Properties	2023	2022
ABR (in thousands)	$1,339,352	$1,381,899
Number of net-leased properties	1,424	1,449
Number of tenants	336	392
Total square footage (in thousands)	172,668	175,957
Occupancy	98.1%	98.8%
Weighted-average lease term (in years)	11.7	10.8

Operating Properties
Number of operating properties:	96	87
Number of self-storage operating properties	89	84
Number of hotel operating properties (a)	5	1
Number of student housing operating properties	2	2
Occupancy (self-storage operating properties)	90.3%	91.0%

Number of countries	26	26
Total assets (in thousands)	$17,976,783	$18,102,035
Net investments in real estate (in thousands)	14,913,899	15,488,898

	Years Ended December 31,
	2023	2022
Acquisition volume (in millions) (b)	$1,264.2	$1,265.5
Construction projects completed (in millions)	60.7	148.1
Average U.S. dollar/euro exchange rate	1.0813	1.0540
Average U.S. dollar/British pound sterling exchange rate	1.2433	1.2373

__________
(a)During the first quarter of 2023, the master lease expired on certain hotel properties previously classified as net-leased properties, which converted to operating properties. As a result, during the year ended December 31, 2023, we reclassified 12 consolidated hotel properties from net leases to operating properties (Note 6). We sold eight of these hotel operating properties during the third and fourth quarters of 2023 (Note 17).
(b)Amounts for the year ended December 31, 2023 and 2022 include $38.2 million and $89.5 million, respectively, of funding for a construction loan (Note 9). Amount for the year ended December 31, 2022 excludes properties acquired in the CPA:18 Merger (Note 4). Amount for the year ended December 31, 2022 includes $19.8 million of sale-leasebacks classified as loans receivable (Note 7).

W. P. Carey 2023 10-K – 28

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at December 31, 2023 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
U-Haul Moving Partners Inc. and Mercury Partners, LP (a)	Net lease self-storage properties in the U.S.	78	$38,751	2.9%	0.2
State of Andalusia (b) (c)	Government office properties in Spain	70	32,539	2.4%	11.0
Apotex Pharmaceutical Holdings Inc. (d)	Pharmaceutical R&D and advanced manufacturing properties in Canada	11	31,528	2.3%	19.2
Metro Cash & Carry Italia S.p.A. (b)	Business-to-business wholesale stores in Italy and Germany	20	30,352	2.3%	4.5
Hellweg Die Profi-Baumärkte GmbH & Co. KG (b)	Do-it-yourself retail properties in Germany	35	30,182	2.2%	13.2
Extra Space Storage, Inc.	Net lease self-storage properties in the U.S.	27	25,036	1.9%	20.3
OBI Group (b)	Do-it-yourself retail properties in Poland	26	24,857	1.9%	7.4
ABC Technologies Holdings Inc. (d) (e)	Automotive component manufacturing properties in North America	23	24,251	1.8%	19.3
Fortenova Grupa d.d. (b)	Grocery stores and warehouses in Croatia	19	22,367	1.7%	10.3
Nord Anglia Education, Inc.	K-12 private schools in the U.S.	3	22,245	1.7%	19.7
Total		312	$282,108	21.1%	11.8
__________
(a)Mercury Partners, LP (a related party of U-Haul Moving Partners Inc.) provided notice that it intends to exercise its option to repurchase the 78 properties it is leasing during the first quarter of 2024 (Note 7).
(b)ABR amounts are subject to fluctuations in foreign currency exchange rates.
(c)In January 2024, we sold this portfolio of properties (Note 19).
(d)ABR from these properties is denominated in U.S. dollars.
(e)Of the 23 properties leased to ABC Technologies Holdings Inc., nine are located in Canada, eight are located in the United States, and six are located in Mexico.

W. P. Carey 2023 10-K – 29

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
South
Texas	$86,296	6.4%	11,274	6.5%
Florida	42,710	3.2%	3,816	2.2%
Georgia	27,542	2.1%	4,333	2.5%
Tennessee	24,161	1.8%	3,921	2.3%
Alabama	22,270	1.7%	3,353	1.9%
Other (b)	16,288	1.2%	2,402	1.4%
Total South	219,267	16.4%	29,099	16.8%
Midwest
Illinois	57,057	4.3%	10,164	5.9%
Ohio	33,767	2.5%	6,947	4.0%
Indiana	29,727	2.2%	5,137	3.0%
Michigan	24,103	1.8%	4,241	2.4%
Wisconsin	16,624	1.2%	3,074	1.8%
Other (b)	52,296	3.9%	7,713	4.5%
Total Midwest	213,574	15.9%	37,276	21.6%
East
North Carolina	35,530	2.7%	8,156	4.7%
Pennsylvania	30,459	2.3%	3,374	2.0%
New York	20,556	1.5%	2,262	1.3%
South Carolina	19,208	1.4%	4,952	2.9%
Kentucky	18,130	1.4%	2,983	1.7%
Massachusetts	16,836	1.3%	1,255	0.7%
New Jersey	13,680	1.0%	797	0.5%
Virginia	13,623	1.0%	1,761	1.0%
Other (b)	24,145	1.8%	3,799	2.2%
Total East	192,167	14.4%	29,339	17.0%
West
California	60,741	4.5%	5,889	3.4%
Arizona	20,133	1.5%	2,664	1.5%
Utah	14,522	1.1%	2,021	1.2%
Other (b)	53,631	4.0%	4,776	2.8%
Total West	149,027	11.1%	15,350	8.9%
United States Total	774,035	57.8%	111,064	64.3%
International
Germany	73,065	5.5%	6,535	3.8%
Spain	68,077	5.1%	5,862	3.4%
The Netherlands	62,775	4.7%	7,054	4.1%
Poland	59,988	4.5%	8,158	4.7%
Canada (c)	50,861	3.8%	5,087	2.9%
United Kingdom	48,505	3.6%	4,432	2.6%
Italy	42,238	3.1%	5,381	3.1%
Denmark	25,053	1.9%	3,002	1.7%
Croatia	23,200	1.7%	2,063	1.2%
France	21,745	1.6%	1,679	1.0%
Lithuania	13,569	1.0%	1,640	1.0%
Other (d)	76,241	5.7%	10,711	6.2%
International Total	565,317	42.2%	61,604	35.7%
Total	$1,339,352	100.0%	172,668	100.0%

W. P. Carey 2023 10-K – 30

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$432,256	32.3%	68,962	39.9%
Warehouse	353,781	26.4%	64,724	37.5%
Retail (e)	278,526	20.8%	21,124	12.2%
Office	72,067	5.4%	5,202	3.0%
Self Storage (net lease)	63,786	4.7%	5,810	3.4%
Other (f)	138,936	10.4%	6,846	4.0%
Total	$1,339,352	100.0%	172,668	100.0%
__________
(a)Includes square footage for any vacant properties.
(b)Other properties within South include assets in Louisiana, Arkansas, Oklahoma, and Mississippi. Other properties within Midwest include assets in Minnesota, Iowa, Kansas, Missouri, Nebraska, South Dakota, and North Dakota. Other properties within East include assets in Maryland, Connecticut, West Virginia, New Hampshire, and Maine. Other properties within West include assets in Colorado, Oregon, Nevada, Washington, Hawaii, Idaho, Montana, Wyoming, and New Mexico.
(c)$46.8 million (92.1%) of ABR from properties in Canada is denominated in U.S. dollars, with the balance denominated in Canadian dollars.
(d)Includes assets in Mexico, Belgium, Finland, Hungary, Norway, Mauritius, Slovakia, Portugal, the Czech Republic, Austria, Sweden, Latvia, Japan, and Estonia.
(e)Includes automotive dealerships.
(f)Includes ABR from tenants with the following property types: education facility, specialty, laboratory, hotel (net lease), research and development, and land.

W. P. Carey 2023 10-K – 31

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$306,553	22.9%	37,151	21.5%
Consumer Services	127,118	9.5%	8,288	4.8%
Beverage and Food	110,599	8.3%	15,759	9.1%
Automotive	95,700	7.1%	14,502	8.4%
Grocery	83,227	6.2%	7,406	4.3%
Healthcare and Pharmaceuticals	72,079	5.4%	6,656	3.9%
Cargo Transportation	60,993	4.6%	9,122	5.3%
Containers, Packaging, and Glass	49,844	3.7%	8,580	5.0%
Capital Equipment	49,300	3.7%	8,053	4.7%
Durable Consumer Goods	47,361	3.5%	10,240	5.9%
Construction and Building	47,206	3.5%	9,036	5.2%
Sovereign and Public Finance	43,424	3.2%	3,368	2.0%
Hotel and Leisure	42,030	3.1%	2,053	1.2%
Chemicals, Plastics, and Rubber	32,779	2.5%	5,929	3.4%
Non-Durable Consumer Goods	32,680	2.4%	6,805	3.9%
Business Services	28,054	2.1%	2,983	1.7%
High Tech Industries	23,614	1.8%	2,624	1.5%
Metals	22,765	1.7%	4,347	2.5%
Telecommunications	14,030	1.1%	1,500	0.9%
Other (b)	49,996	3.7%	8,266	4.8%
Total	$1,339,352	100.0%	172,668	100.0%
__________
(a)Includes automotive dealerships.
(b)Includes ABR from tenants in the following industries: wholesale, aerospace and defense, insurance, banking, environmental industries, oil and gas, media: advertising, printing, and publishing, consumer transportation, forest products and paper, and electricity. Also includes square footage for vacant properties.

W. P. Carey 2023 10-K – 32

Lease Expirations
(dollars and square footage in thousands)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
2024 (b)	29	23	$60,324	4.5%	7,886	4.6%
2025	36	17	45,090	3.4%	5,767	3.3%
2026	37	28	59,834	4.5%	8,502	4.9%
2027	43	26	62,571	4.7%	7,149	4.1%
2028	41	25	57,892	4.3%	4,669	2.7%
2029	56	29	75,809	5.7%	9,218	5.3%
2030	29	26	36,051	2.7%	3,941	2.3%
2031	35	19	66,987	5.0%	8,345	4.8%
2032	38	19	41,613	3.1%	5,799	3.4%
2033	30	23	76,477	5.7%	10,797	6.3%
2034 (c)	50	19	94,644	7.1%	9,188	5.3%
2035	19	16	35,500	2.6%	5,885	3.4%
2036	45	19	71,427	5.3%	10,958	6.4%
2037	26	13	61,555	4.6%	6,441	3.7%
Thereafter (>2037)	259	108	493,578	36.8%	64,885	37.6%
Vacant	—	—	—	—%	3,238	1.9%
Total	773		$1,339,352	100.0%	172,668	100.0%
__________
(a)Assumes tenants do not exercise any renewal options or purchase options.
(b)Includes ABR of $38.8 million from a tenant (U-Haul Moving Partners, Inc. and Mercury Partners, LP) that provided notice of its intention to exercise its option to repurchase the 78 properties it is leasing during the first quarter of 2024 (Note 7).
(c)Includes ABR of $32.5 million from a portfolio of 70 properties leased to State of Andalusia that was sold in January 2024 (Note 19).

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of December 31, 2023. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

W. P. Carey 2023 10-K – 33

Results of Operations

We operate in two reportable segments: Real Estate and Investment Management. We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality, and number of properties in our Real Estate segment. We focus our efforts on accretive investing and improving portfolio quality through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio. Through our Investment Management segment, we earn fees and other income from the management of NLOP and CESH. Refer to Note 18 for tables presenting the comparative results of our Real Estate and Investment Management segments.

Real Estate

Revenues

The following table presents revenues within our Real Estate segment (in thousands):

	Years Ended December 31,
	2023	2022	Change
Real Estate Revenues
Lease revenues from:
Existing net-leased properties	$1,016,871	$952,472	$64,399
Recently acquired net-leased properties	152,892	42,974	109,918
Net-leased properties acquired in the CPA:18 Merger	58,531	25,928	32,603
Net-leased properties sold, held for sale, derecognized, or reclassified to operating properties or sales-type leases	199,082	280,243	(81,161)
Total lease revenues (including reimbursable tenant costs)	1,427,376	1,301,617	125,759
Income from finance leases and loans receivable	107,173	74,266	32,907
Operating property revenues from:
Operating properties acquired in the CPA:18 Merger	94,657	39,194	55,463
Operating properties sold or held for sale	33,491	815	32,676
Operating properties recently reclassified from net-leased properties or recently acquired	30,571	—	30,571
Existing operating properties	21,538	19,221	2,317
Total operating property revenues	180,257	59,230	121,027
Other lease-related income	23,333	32,988	(9,655)
	$1,738,139	$1,468,101	$270,038

Lease Revenues

“Existing net-leased properties” are those that we acquired or placed into service prior to January 1, 2022 and that were not sold, held for sale, derecognized, or reclassified to operating properties or sales-type leases during the periods presented. For the periods presented, there were 947 existing net-leased properties.

W. P. Carey 2023 10-K – 34

For the year ended December 31, 2023 as compared to 2022, lease revenues from existing net-leased properties increased due to the following items (in millions):
__________
(a)Excludes fixed minimum rent increases, which are reflected as straight-line rent adjustments within lease revenues.
(b)Primarily comprised of higher reimbursable maintenance costs at certain properties.

“Recently acquired net-leased properties” are those that we acquired or placed into service subsequent to December 31, 2021 and that were not sold or held for sale during the periods presented. Since January 1, 2022, we acquired 34 investments (comprised of 196 properties) and placed two properties into service.

“Net-leased properties acquired in the CPA:18 Merger” on August 1, 2022 (Note 4) consisted of 28 net-leased properties that were not sold, held for sale, or derecognized during the periods presented.

“Net-leased properties sold, held for sale, derecognized, or reclassified to operating properties or sales-type leases” include:

•23 net-leased properties disposed of during the year ended December 31, 2023;
•two net-leased properties classified as held for sale at December 31, 2023, both of which were sold in January 2024 (Note 6, Note 19);
•23 net-leased properties disposed of during the year ended December 31, 2022;
•a portfolio of 12 net-leased hotel properties that converted to operating properties in the first quarter of 2023 upon expiration of the master lease with the Marriott Corporation, after which we began recognizing operating property revenues and expenses from these properties (Note 6) (eight of these properties were sold during the third and fourth quarters of 2023);
•portfolios of (i) 78 net-leased self-storage properties that were reclassified to net investments in sales-type leases in the first quarter of 2023, since the tenant provided notice of its intention to exercise its option to repurchase the properties, and (ii) 70 net-leased office properties that were reclassified to net investments in sales-type leases in the fourth quarter of 2023, since we agreed to sell the portfolio to the tenant, resulting in a lease modification; following these transactions, we began recognizing earnings from these properties within Income from finance leases and loans receivable in the consolidated financial statements; and
•59 net-leased properties derecognized in connection with the Spin-Off (Note 3).

Our dispositions are more fully described in Note 17.

W. P. Carey 2023 10-K – 35

Income from Finance Leases and Loans Receivable

For the year ended December 31, 2023 as compared to 2022, income from finance leases and loans receivable increased due to the following items (in millions):

Operating Property Revenues and Expenses

“Operating properties acquired in the CPA:18 Merger” consisted of 65 self-storage properties and two student housing properties, which contributed operating property revenues, depreciation and amortization, and operating property expenses since August 1, 2022, the date of the CPA:18 Merger December 31, 2023 (Note 4).

“Operating properties sold or held for sale” are comprised of (i) the eight hotel operating properties sold during the year ended December 31, 2023 and (ii) a parking garage attached to a net-leased property that was derecognized in connection with the Spin-Off (Note 3).

“Operating properties recently reclassified from net-leased properties or recently acquired” include (i) four net-leased hotel properties that converted to operating properties in the first quarter of 2023 (after which we began recognizing operating property revenues and expenses from these properties (Note 6)) and (ii) five self-storage operating properties acquired during the year ended December 31, 2023 (Note 6).

“Existing operating properties” are those that we acquired or placed into service prior to January 1, 2022 and that were not sold or held for sale during the periods presented. For the periods presented, we recorded operating property revenues from 11 existing operating properties, comprised of ten self-storage operating properties (which excludes nine self-storage properties accounted for under the equity method) and one hotel operating property. For our hotel operating property, revenues and expenses increased by $2.3 million and $1.5 million, respectively, for the year ended December 31, 2023 as compared to 2022, reflecting higher occupancy.

Other Lease-Related Income

Other lease-related income is described in Note 6.

W. P. Carey 2023 10-K – 36

Operating Expenses

Depreciation and Amortization

For the year ended December 31, 2023 as compared to 2022, depreciation and amortization expense for net-leased properties and self-storage operating properties increased primarily due to the impact of net acquisition activity (including properties acquired in the CPA:18 Merger (Note 4)), partially offset by the impact of the Spin-Off (Note 3).

General and Administrative

All general and administrative expenses are recognized within our Real Estate segment.

For the year ended December 31, 2023 as compared to 2022, general and administrative expenses increased by $7.1 million, primarily due to higher compensation expense, increased employee benefits expense, increased professional fees and expenses resulting from the assets acquired in the CPA:18 Merger (Note 4), and no longer receiving reimbursements from CPA:18 – Global.

Impairment Charges — Real Estate

Our impairment charges on real estate are described in Note 10.

Property Expenses, Excluding Reimbursable Tenant Costs

For the year ended December 31, 2023 as compared to 2022, property expenses, excluding reimbursable tenant costs, decreased by $6.3 million, primarily due to the release of real estate taxes accrued for a cash basis tenant during the current year. The tenant was previously not current on real estate taxes due, and repaid the outstanding amount in the second quarter of 2023. This decrease was partially offset by the recovery of property taxes in the prior year period due to a successful court ruling and higher property expenses related to certain properties acquired in the CPA:18 Merger.

Stock-based Compensation Expense

For a description of our equity plans and awards, please see Note 15. Stock-based compensation expense is fully recognized within our Real Estate segment.

For the year ended December 31, 2023 as compared to 2022, stock-based compensation expense increased by $1.7 million, primarily due to higher amortization of restricted share units, partially offset by the impact of changes in the projected payout for performance share units.

Merger and Other Expenses

For the year ended December 31, 2023, merger and other expenses are primarily comprised of costs incurred in connection with the Spin-Off, which was completed in November 2023 (Note 3).

For the year ended December 31, 2022, merger and other expenses are primarily comprised of costs incurred in connection with the CPA:18 Merger (Note 4), which was completed in August 2022.

Other Income and Expenses, and Provision for Income Taxes

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gains and losses on the sale of properties that were (i) disposed of, (ii) subject to the exercise of a purchase option, or (iii) subject to a purchase agreement resulting in a lease modification during the reporting period, as more fully described in Note 6, Note 7, and Note 17.

W. P. Carey 2023 10-K – 37

Interest Expense

For the year ended December 31, 2023 as compared to 2022, interest expense increased by $72.7 million, primarily due to (i) an increase of $35.6 million related to non-recourse mortgage loans assumed in the CPA:18 Merger on August 1, 2022 (Note 4), (ii) higher outstanding balances and interest rates on our Senior Unsecured Credit Facility, (iii) our Unsecured Term Loan due 2026 that we entered into in April 2023 (Note 12), and (iv) two senior unsecured notes issuances totaling $334.8 million (based on the exchange rate of the euro on the dates of issuance) with a weighted-average interest rate of 3.6% completed in September 2022, partially offset by the reduction of our mortgage debt outstanding by prepaying or repaying at or close to maturity a total of $483.1 million of non-recourse mortgage loans with a weighted-average interest rate of 4.8% since January 1, 2022 (Note 12).

The following table presents certain information about our outstanding debt (dollars in thousands):

	Years Ended December 31,
	2023	2022
Average outstanding debt balance	$8,404,466	$7,392,208
Weighted-average interest rate	3.2%	2.7%

Non-Operating Income

Non-operating income primarily consists of realized gains and losses on derivative instruments, dividends from equity securities, and interest income on our loans to affiliates and cash deposits.

The following table presents non-operating income within our Real Estate segment (in thousands):

	Years Ended December 31,
	2023	2022	Change
Non-Operating Income
Realized gains on foreign currency collars (Note 11)	$14,485	$24,058	$(9,573)
Interest income related to our loans to affiliates and cash deposits	6,944	1,011	5,933
Cash dividends from our investment in Lineage Logistics (Note 10)	—	4,308	(4,308)
Cash dividends from our investment in preferred shares of WLT (Note 10)	—	912	(912)
	$21,429	$30,289	$(8,860)

W. P. Carey 2023 10-K – 38

Earnings from Equity Method Investments in Real Estate

Our equity method investments in real estate are more fully described in Note 9. The following table presents earnings from equity method investments in real estate (in thousands):

	Years Ended December 31,
	2023	2022	Change
Earnings from Equity Method Investments in Real Estate
Existing Equity Method Investments:
Earnings from Las Vegas Retail Complex (a)	$12,763	$10,077	$2,686
Earnings from Johnson Self Storage	4,572	4,334	238
Earnings from Kesko Senukai (b)	1,385	3,908	(2,523)
Earnings from Harmon Retail Center	855	1,051	(196)
	19,575	19,370	205
Equity Method Investments Consolidated after the CPA:18 Merger (Note 4):
Proportionate share of impairment charge recognized on Bank Pekao (Note 10)	—	(4,610)	4,610
Other	—	1,461	(1,461)
	—	(3,149)	3,149
	$19,575	$16,221	$3,354
__________
(a)Increase is due to funding of this construction loan since January 1, 2022, which has an interest rate of 6.0%.
(b)Decrease is primarily due to higher rent collections at these retail properties during the prior year, where certain rents were previously disputed and subsequently collected.

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on (i) the mark-to-market fair value of equity securities, (ii) extinguishment of debt, and (iii) foreign currency exchange rate movements, as well as changes in the allowance for credit losses on finance receivables. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation. Certain of our foreign currency-denominated unsecured debt instruments were designated as net investment hedges during the years ended December 31, 2023 and 2022. Therefore, no gains and losses on foreign currency exchange rate movements were recognized on the remeasurement of such instruments during those periods (Note 11).

W. P. Carey 2023 10-K – 39

The following table presents other gains and (losses) within our Real Estate segment (in thousands):

	Years Ended December 31,
	2023	2022	Change
Other Gains and (Losses)
Change in allowance for credit losses on finance receivables (Note 7) (a)	$(29,074)	$14,363	$(43,437)
Net realized and unrealized losses on foreign currency exchange rate movements (b)	(5,458)	(26,866)	21,408
Non-cash unrealized losses on non-hedging derivatives	(3,918)	(898)	(3,020)
Gain on extinguishment of debt	2,940	1,301	1,639
Non-cash unrealized gains related to an increase in the fair value of our investment in common shares of WLT (Note 10)	—	49,233	(49,233)
Non-cash unrealized gains related to an increase in the fair value of our investment in shares of Lineage Logistics (Note 10)	—	38,582	(38,582)
Non-cash unrealized gains related to an increase in the fair value of our investment in preferred shares of WLT (Note 10)	—	18,688	(18,688)
Gain on repayment of secured loan receivable (c)	—	10,613	(10,613)
Adjustment to insurance receivable acquired as part of a prior merger (d)	—	(9,358)	9,358
Other	(917)	1,491	(2,408)
	$(36,427)	$97,149	$(133,576)
__________
(a)As a result of the declining financial position of one of our top ten tenants, we recognized a $28.8 million allowance for credit loss during the year ended December 31, 2023, based on our expectation of collecting lower rents going forward.
(b)Remeasurement of certain monetary assets and liabilities that are held by our subsidiaries in currencies other than their functional currency are included in other gains and (losses). This includes foreign currency-denominated intercompany loans to our foreign subsidiaries that are scheduled for settlement. Beginning in the first quarter of 2023, our intercompany loans subject to remeasurement were hedged by certain of our foreign currency-denominated unsecured debt that we de-designated as net investment hedges.
(c)We acquired a secured loan receivable with a fair value of $23.4 million in our merger with a former affiliate, Corporate Property Associates 17 – Global Incorporated, in October 2018 (“CPA:17 Merger”), for which the outstanding principal of $34.0 million was fully repaid to us in September 2022 (Note 7). Therefore, we recorded a $10.6 million gain on repayment of this secured loan receivable.
(d)This insurance receivable was acquired in the CPA:17 Merger.

Gain on Change in Control of Interests

In connection with the CPA:18 Merger, during the year ended December 31, 2022, we acquired the remaining interests in four investments in which we already had a joint interest and accounted for under the equity method. Due to the change in control of these four jointly owned investments, we recorded a gain on change in control of interests of $11.4 million reflecting the difference between our carrying values and the preliminary estimated fair values of our previously held equity interests on August 1, 2022. Subsequent to the CPA:18 Merger, we consolidated these wholly owned investments (Note 4).

Provision for Income Taxes

For the year ended December 31, 2023 as compared to 2022, provision for income taxes within our Real Estate segment increased by $23.0 million, primarily due to (i) higher current taxes as a result of rent increases driven by CPI adjustments at existing international properties, (ii) deferred tax benefits recognized during the prior year period related to the release of valuation allowances on certain foreign properties, and (iii) the impact of international property acquisitions.

W. P. Carey 2023 10-K – 40

Investment Management

We earn revenue as the advisor to the Managed Programs and NLOP. For the periods presented, we acted as advisor to the following Managed Programs: CPA:18 – Global (through August 1, 2022) and CESH. Upon completion of the CPA:18 Merger on August 1, 2022 (Note 4), the advisory agreement with CPA:18 – Global was terminated, and we ceased earning revenue from CPA:18 – Global. We have acted as advisor to NLOP since the Spin-Off on November 1, 2023 (Note 3).

We no longer raise capital for new or existing funds. We act as the advisor to CESH and currently expect to do so through the end of its life cycle. We also act as the advisor to NLOP pursuant to the NLOP Advisory Agreements (Note 1, Note 5).

Revenues

The following table presents revenues within our Investment Management segment (in thousands):

	Years Ended December 31,
	2023	2022	Change
Investment Management Revenues
Asset management revenue
NLOP	$1,245	$—	$1,245
CESH	939	1,511	(572)
CPA:18 – Global	—	6,956	(6,956)
	2,184	8,467	(6,283)
Other advisory income and reimbursements
NLOP	667	—	667
	667	—	667
Reimbursable costs from affiliates
CESH	368	478	(110)
CPA:18 – Global	—	2,040	(2,040)
	368	2,518	(2,150)
	$3,219	$10,985	$(7,766)

Asset Management Revenue

During the periods presented, we earned asset management revenue from (i) NLOP (since the Spin-Off on November 1, 2023 (Note 3)) based on an annual fee of $7.5 million, which will be proportionately reduced following the disposition of a portfolio property, (ii) CESH based on its gross assets under management at fair value, and (iii) CPA:18 – Global (prior to the CPA:18 Merger) based on the value of its real estate-related assets under management. For 2023, we received asset management revenue from NLOP and CESH in cash. Asset management revenues from NLOP and CESH are expected to decline as assets are sold.

Other Advisory Income and Reimbursements

Under the advisory agreement with NLOP, we earn a base administrative amount of approximately $4.0 million annually, for certain administrative services, including day-to-day management services, investor relations, accounting, tax, legal, and other administrative matters, paid in cash.

Operating Expenses

Impairment Charges — Investment Management Goodwill

Our impairment charges on Investment Management goodwill are more fully described in Note 10.

W. P. Carey 2023 10-K – 41

Other Income and Expenses, and (Provision for) Benefit from Income Taxes

Gain on Change in Control of Interests

In connection with the CPA:18 Merger, during the year ended December 31, 2022, we recognized a gain on change in control of interests of $22.5 million within our Investment Management segment related to the difference between the carrying value and the preliminary estimated fair value of our previously held equity interest in shares of CPA:18 – Global’s common stock (Note 4).

Earnings from Equity Method Investments in the Managed Programs

The following table presents the details of our earnings from equity method investments in the Managed Programs (Note 9) (in thousands):

	Years Ended December 31,
	2023	2022
Earnings from equity method investments in the Managed Programs:
Distributions of Available Cash from CPA:18 – Global (a)	$—	$8,746
Earnings from equity method investments in the Managed Programs (a)	—	4,542
Earnings from equity method investments in the Managed Programs	$—	$13,288
__________
(a)As a result of the completion of the CPA:18 Merger on August 1, 2022 (Note 4), we no longer recognize equity income from our investment in shares of common stock of CPA:18 – Global or receive distributions of Available Cash (as defined in CPA:18 – Global’s partnership agreement) from CPA:18 – Global.

Benefit from (Provision for) Income Taxes

For the year ended December 31, 2023 we recorded a benefit from income taxes of $0.4 million, compared to a provision for income taxes of $6.3 million recognized during the year ended December 31, 2022, within our Investment Management segment. During 2022, in connection with the CPA:18 Merger, we incurred one-time current taxes upon the recognition of taxable income associated with the accelerated vesting of shares previously issued by CPA:18 – Global to us for asset management services performed.

Liquidity and Capital Resources

Sources and Uses of Cash During the Year

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund dividends to stockholders. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of our equity and debt offerings; the timing of purchases and sales of real estate; the timing of the repayment of mortgage loans, our Senior Unsecured Notes, and our Unsecured Term Loans; the timing of our receipt of lease revenues; the timing and amount of other lease-related payments; the timing of settlement of foreign currency transactions; changes in foreign currency exchange rates; and the timing of distributions from equity method investments. We no longer receive certain fees and distributions from CPA:18 – Global following the completion of the CPA:18 Merger on August 1, 2022 (Note 4). Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term liquidity needs. We may also use existing cash resources, available capacity under our Senior Unsecured Credit Facility, proceeds from term loans or other bank debt, proceeds from dispositions of properties (including expected proceeds from the exercise of purchase options and the Office Sale Program (Note 1)), and the issuance of additional debt or equity securities, such as issuances of common stock through our ATM Program (Note 14), in order to meet our short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

W. P. Carey 2023 10-K – 42

Operating Activities — Net cash provided by operating activities increased by $69.9 million during 2023 as compared to 2022, primarily due to an increase in cash flow generated from net investment activity (including properties acquired in the CPA:18 Merger (Note 4)) and scheduled rent increases at existing properties, partially offset by higher interest expense and the impact of the Spin-Off (Note 3).

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and funding for build-to-suit activities and other capital expenditures on real estate. We also received $28.0 million from repayments of loans receivable and $10.5 million in distributions from equity method investments.

Financing Activities — Our financing activities are generally comprised of borrowings and repayments under our Unsecured Revolving Credit Facility and Unsecured Term Loans, issuances and repayments of the Senior Unsecured Notes, payments and prepayments of non-recourse mortgage loans, issuances of common equity, and payments of dividends to stockholders. In addition to these types of transactions, during the year ended December 31, 2023, we received $343.9 million in proceeds in connection with the Spin-Off (Note 3).

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	December 31,
	2023	2022
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$6,035,686	$5,916,400
Unsecured Term Loans subject to interest rate swaps (a)	549,109	—
Non-recourse mortgages (a) (b)	513,863	907,303
	7,098,658	6,823,703
Variable rate:
Unsecured Term Loans (a)	576,455	552,539
Unsecured Revolving Credit Facility	403,785	276,392
Non-recourse mortgages (a):
Floating interest rate mortgage loans	65,284	213,958
Amount subject to interest rate caps	—	11,156
	1,045,524	1,054,045
	$8,144,182	$7,877,748

Percent of Total Debt
Fixed rate	87%	87%
Variable rate	13%	13%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	2.9%	2.9%
Variable rate (c)	5.1%	3.5%
Total debt	3.2%	3.0%

____________
(a)Aggregate debt balance includes unamortized discount, net, totaling $31.8 million and $35.9 million as of December 31, 2023 and 2022, respectively, and unamortized deferred financing costs totaling $21.5 million and $26.0 million as of December 31, 2023 and 2022, respectively.
(b)Includes non-recourse mortgages subject to variable-to-fixed interest rate swaps totaling $45.0 million and $83.0 million as of December 31, 2023 and 2022, respectively.
(c)The impact of our interest rate swaps and caps is reflected in the weighted-average interest rates.

W. P. Carey 2023 10-K – 43

Cash Resources

At December 31, 2023, our cash resources consisted of the following:

•cash and cash equivalents totaling $633.9 million. Of this amount, $203.1 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•our Unsecured Revolving Credit Facility, with available capacity of $1.6 billion (net of amounts reserved for standby letters of credit totaling $6.5 million); and
•unleveraged properties that had an aggregate asset carrying value of approximately $13.6 billion at December 31, 2023, although there can be no assurance that we would be able to obtain financing for these properties.

We may also access the capital markets through additional debt (denominated in both U.S. dollars and euros) and equity offerings, as well as term loans and other bank debt.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements and Liquidity

As of December 31, 2023, we had (i) $633.9 million of cash and cash equivalents and (ii) approximately $1.6 billion of available capacity under our Unsecured Revolving Credit Facility (net of amounts reserved for standby letters of credit totaling $6.5 million). Our Senior Unsecured Credit Facility includes (i) a $2.0 billion Unsecured Revolving Credit Facility (scheduled to mature on February 14, 2029), (ii) our Unsecured Term Loans due 2028 totaling $576.5 million outstanding (scheduled to mature on February 14, 2028), and (iii) our Unsecured Term Loan due 2026 totaling $549.1 million outstanding (scheduled to mature on April 24, 2026), as of December 31, 2023 (Note 12). As of December 31, 2023, scheduled debt principal payments total $1.3 billion during 2024 and $707.3 million during 2025 (Note 12).

During the next 12 months following December 31, 2023 and thereafter, we expect that our significant cash requirements will include:

•paying dividends to our stockholders;
•funding acquisitions of new investments (Note 6);
•funding future capital commitments (Note 6) and tenant improvement allowances;
•making scheduled principal and balloon payments on our debt obligations, including (i) $500 million of senior notes due in April 2024 and (ii) €500 million of senior notes due in July 2024 (Note 12);
•making scheduled interest payments on our debt obligations (future interest payments total $939.6 million, with $229.4 million due during the next 12 months; interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at December 31, 2023); and
•other normal recurring operating expenses.

We expect to fund these cash requirements through cash generated from operations, cash received from dispositions of properties, the use of our cash reserves or unused amounts on our Unsecured Revolving Credit Facility (as described above), proceeds from term loans or other bank debt, issuances of common stock through our ATM Program (Note 14), and potential issuances of additional debt or equity securities. We may also choose to prepay certain of our non-recourse mortgage loan obligations, depending on our capital needs and market conditions at that time.

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

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at December 31, 2023.

W. P. Carey 2023 10-K – 44

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

Critical Accounting Estimates

Our significant accounting policies are described in Note 2. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Below is a summary of certain critical accounting estimates used in the preparation of our consolidated financial statements. Please also refer to our accounting policies described under Critical Accounting Policies and Estimates in Note 2.

Accounting for Acquisitions

In accordance with the guidance for business combinations and asset acquisitions, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. When we acquire properties with leases classified as operating leases, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values.

The tangible assets consist of land, buildings, and site improvements. The intangible assets and liabilities include the above- and below-market value of leases and the in-place leases, which includes the value of tenant relationships. The recorded allocations of tangible and intangible assets incorporate discount rates, capitalization rates, interest rates, market rents, leasing commissions, and certain other assumptions and estimates. We use considerable judgment in developing such assumptions and estimates, and significant increases or decreases in these key assumptions and estimates would result in a significantly lower or higher fair value measurement of the real estate assets being acquired.

Impairments of Real Estate

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

W. P. Carey 2023 10-K – 45

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as restated in December 2018. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from the sale of certain real estate, impairment charges on real estate or other assets incidental to the company’s main business, gains or losses on changes in control of interests in real estate, and depreciation and amortization from real estate assets; and after adjustments for unconsolidated partnerships and jointly owned investments. Adjustments for unconsolidated partnerships and jointly owned investments are calculated to reflect FFO on the same basis.

We also modify the NAREIT computation of FFO to adjust GAAP net income for certain non-cash charges, such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rent and related reserves, other non-cash rent adjustments, non-cash allowance for credit losses on loans receivable and finance leases, stock-based compensation, non-cash environmental accretion expense, amortization of discounts and premiums on debt, and amortization of deferred financing costs. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude non-core income and expenses, such as gains or losses from extinguishment of debt, merger and acquisition expenses, and spin-off expenses. We also exclude realized and unrealized gains/losses on foreign currency exchange rate movements (other than those realized on the settlement of foreign currency derivatives), which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income to arrive at AFFO as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our portfolio performance over time and makes it more comparable to other REITs that are currently not engaged in acquisitions, mergers, and restructuring, which are not part of our normal business operations. AFFO also reflects adjustments for unconsolidated partnerships and jointly owned investments. We use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

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

W. P. Carey 2023 10-K – 46

Consolidated FFO and AFFO were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Net income attributable to W. P. Carey	$708,334	$599,139
Adjustments:
Depreciation and amortization of real property	571,750	500,764
Gain on sale of real estate, net (a)	(315,984)	(43,476)
Impairment charges — real estate (b)	86,411	39,119
Gain on change in control of interests (c) (d)	—	(33,931)
Impairment charges — Investment Management goodwill (e)	—	29,334
Proportionate share of adjustments to earnings from equity method investments (f) (g)	11,381	15,155
Proportionate share of adjustments for noncontrolling interests (h)	(666)	(491)
Total adjustments	352,892	506,474
FFO (as defined by NAREIT) attributable to W. P. Carey	1,061,226	1,105,613
Adjustments:
Straight-line and other leasing and financing adjustments	(71,869)	(54,431)
Other (gains) and losses (i)	36,184	(96,038)
Stock-based compensation	34,504	32,841
Above- and below-market rent intangible lease amortization, net	34,164	41,390
Amortization of deferred financing costs	20,544	17,203
Merger and other expenses (j)	4,954	19,387
Other amortization and non-cash items	1,735	1,931
Tax expense (benefit) — deferred and other	(199)	(3,759)
Proportionate share of adjustments to earnings from equity method investments (g)	(2,535)	(2,770)
Proportionate share of adjustments for noncontrolling interests (h)	(441)	(769)
Total adjustments	57,041	(45,015)
AFFO attributable to W. P. Carey	$1,118,267	$1,060,598

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$1,061,226	$1,105,613
AFFO attributable to W. P. Carey	$1,118,267	$1,060,598

W. P. Carey 2023 10-K – 47

FFO and AFFO from Real Estate were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Net income from Real Estate attributable to W. P. Carey	$704,837	$591,603
Adjustments:
Depreciation and amortization of real property	571,750	500,764
Gain on sale of real estate, net (a)	(315,984)	(43,476)
Impairment charges — real estate (b)	86,411	39,119
Gain on change in control of interests (c)	—	(11,405)
Proportionate share of adjustments to earnings from equity method investments (f) (g)	11,381	15,155
Proportionate share of adjustments for noncontrolling interests (h)	(666)	(491)
Total adjustments	352,892	499,666
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	1,057,729	1,091,269
Adjustments:
Straight-line and other leasing and financing adjustments	(71,869)	(54,431)
Other (gains) and losses (i)	36,427	(97,149)
Stock-based compensation	34,504	32,841
Above- and below-market rent intangible lease amortization, net	34,164	41,390
Amortization of deferred financing costs	20,544	17,203
Merger and other expenses (j)	4,954	19,384
Other amortization and non-cash items	1,735	1,931
Tax benefit — deferred and other	(199)	(8,164)
Proportionate share of adjustments to earnings from equity method investments (g)	(2,535)	(723)
Proportionate share of adjustments for noncontrolling interests (h)	(441)	(769)
Total adjustments	57,284	(48,487)
AFFO attributable to W. P. Carey — Real Estate	$1,115,013	$1,042,782

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	$1,057,729	$1,091,269
AFFO attributable to W. P. Carey — Real Estate	$1,115,013	$1,042,782

W. P. Carey 2023 10-K – 48

FFO and AFFO from Investment Management were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Net income from Investment Management attributable to W. P. Carey	$3,497	$7,536
Adjustments:
Impairment charges — Investment Management goodwill (e)	—	29,334
Gain on change in control of interests (d)	—	(22,526)
Total adjustments	—	6,808
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	3,497	14,344
Adjustments:
Other (gains) and losses (i)	(243)	1,111
Tax expense — deferred and other	—	4,405
Merger and other expenses	—	3
Proportionate share of adjustments to earnings from equity method investments (g)	—	(2,047)
Total adjustments	(243)	3,472
AFFO attributable to W. P. Carey — Investment Management	$3,254	$17,816

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	$3,497	$14,344
AFFO attributable to W. P. Carey — Investment Management	$3,254	$17,816
__________
(a)Amount for the year ended December 31, 2023 includes (i) a gain on sale of real estate of $176.2 million recognized upon receiving notice of the exercise of a purchase option for a portfolio of 78 net-lease self-storage properties and the reclassification of the investment to net investments in sales-type leases and (ii) a gain on sale of real estate of $59.1 million recognized upon entering into an agreement to sell our portfolio of 70 office properties located in Spain to the tenant occupying the properties and the reclassification of the investment to net investments in sales-type leases (Note 7).
(b)Amount for the year ended December 31, 2023 includes an impairment charge of $47.3 million recognized on the 59 properties contributed to NLOP in connection with the Spin-Off (Note 1, Note 10).
(c)Amount for the year ended December 31, 2022 represents a gain recognized on the remaining interests in four investments acquired in the CPA:18 Merger, which we had previously accounted for under the equity method (Note 4).
(d)Amount for the year ended December 31, 2022 represents a gain recognized on our previously held interest in shares of CPA:18 – Global common stock in connection with the CPA:18 Merger (Note 4).
(e)Amount for the year ended December 31, 2022 represents an impairment charge recognized on goodwill within our Investment Management segment, since future Investment Management cash flows are expected to be minimal (Note 8, Note 10).
(f)Amount for the year ended December 31, 2022 includes our $4.6 million proportionate share of an impairment charge recognized on an equity method investment in real estate (Note 9).
(g)Equity income, including amounts that are not typically recognized for FFO and AFFO, is recognized within Earnings (losses) from equity method investments on the consolidated statements of income. This represents adjustments to equity income to reflect FFO and AFFO on a pro rata basis.
(h)Adjustments disclosed elsewhere in this reconciliation are on a consolidated basis. This adjustment reflects our FFO or AFFO on a pro rata basis.
(i)Primarily comprised of gains and losses on extinguishment of debt, the mark-to-market fair value of equity securities, and foreign currency exchange rate movements, as well as non-cash allowance for credit losses on loans receivable and finance leases.
(j)Amount for the year ended December 31, 2023 is primarily comprised of costs incurred in connection with the Spin-Off (Note 1, Note 3). Amount for the year ended December 31, 2022 is primarily comprised of costs incurred in connection with the CPA:18 Merger (Note 4).
While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO and AFFO measures.

W. P. Carey 2023 10-K – 49

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we generally seek long-term debt financing on a fixed-rate basis. However, we are subject to variable-rate interest on our Unsecured Term Loans, Unsecured Revolving Credit Facility, and certain of our non-recourse mortgage debt. We have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with counterparties related to certain of our variable-rate debt. See Note 11 for additional information on our interest rate swaps and caps.

Our debt obligations are more fully described in Note 12 and Liquidity and Capital Resources — Summary of Financing in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2023 (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Fixed-rate debt (a) (b)	$1,213,465	$707,259	$1,547,876	$553,168	$553,207	$2,572,559	$7,147,534	$6,654,802
Variable-rate debt (a)	$65,284	$—	$—	$—	$580,881	$403,786	$1,049,951	$1,045,523
__________
(a)Amounts are based on the exchange rate at December 31, 2023, as applicable.
(b)Amounts include non-recourse mortgages and unsecured term loans subject to variable-to-fixed interest rate swaps. Amounts are primarily comprised of principal payments for our Senior Unsecured Notes (Note 12).

The estimated fair value of our fixed-rate debt and our variable-rate debt is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at December 31, 2023 would increase or decrease by $6.9 million for our euro-denominated debt, by $3.4 million for our British pound sterling-denominated debt, and by $0.2 million for our Japanese yen-denominated debt for each respective 1% change in annual interest rates.

W. P. Carey 2023 10-K – 50

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Canadian dollar, the Japanese yen, and certain other currencies which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed several offerings of euro-denominated senior notes, and have borrowed under our Senior Unsecured Credit Facility in foreign currencies, including the euro, British pound sterling, and Japanese yen (Note 12). Volatile market conditions arising from certain macroeconomic factors may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, British pound sterling, or Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at December 31, 2023 of $2.6 million, $0.3 million, and less than $0.1 million, respectively, excluding the impact of our derivative instruments.

In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We enter into foreign currency collars to hedge certain of our foreign currency cash flow exposures. See Note 11 for additional information on our foreign currency collars.

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

For the year ended December 31, 2023, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•66% related to domestic operations; and
•34% related to international operations.

At December 31, 2023, our net-lease portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our ABR as of that date:

•58% related to domestic properties;
•42% related to international properties;
•32% related to industrial facilities, 26% related to warehouse facilities, and 21% related to retail facilities; and
•23% related to the retail stores industry (including automotive dealerships).

W. P. Carey 2023 10-K – 51

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

W. P. Carey 2023 10-K – 52

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of W. P. Carey Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of W. P. Carey Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

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

W. P. Carey 2023 10-K – 53

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

Purchase Price Allocation for Asset Acquisitions

As described in Notes 2 and 6 to the consolidated financial statements, the Company completed real estate acquisitions for total consideration of $1.2 billion during the year ended December 31, 2023. For acquired properties with leases classified as operating leases, management allocates the purchase price to the tangible and intangible assets and liabilities based on their estimated fair values. Management determines the fair value of real estate under the income approach using either the discounted cash flow method or the direct capitalization method. For the discounted cash flow method, the fair value of real estate is determined (i) by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term and (ii) by the estimated residual value, which is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-tenanting of such property at estimated market rental rates, and applying a selected capitalization rate. For the direct capitalization method, the fair value of real estate is determined (i) by the stabilized estimated net operating income for each property in the portfolio and (ii) a selected capitalization rate. For any acquisitions that do not qualify as sale-leaseback transactions, management records above- and below-market lease intangible assets and liabilities for acquired properties based on the present value, using a discount rate reflecting the risks associated with the leases acquired. For acquired properties with tenants in place, management records in-place lease intangible assets based on the estimated value ascribed to the avoidance of costs of leasing the properties for the remaining primary in-place lease terms.

The principal considerations for our determination that performing procedures relating to the purchase price allocation for acquisitions is a critical audit matter are (i) the significant judgment by management when developing the estimated fair value of tangible and intangible assets and liabilities to allocate the purchase price; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to capitalization rates, market rental rates and discount rates used in the discounted cash flow method for tangible and intangible assets and capitalization rates used in the direct capitalization method for tangible assets; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to purchase price allocations for acquisitions, including controls over management’s development of the estimated fair value of the tangible and intangible assets and liabilities and controls over the review of significant assumptions related to capitalization rates, market rental rates and discount rates. These procedures also included, among others, for a sample of acquisitions (i) reading the executed purchase agreements and leasing documents; (ii) testing management’s process for developing the estimated fair value of tangible and intangible assets and liabilities; (iii) evaluating the appropriateness of the discounted cash flow and direct capitalization methods; (iv) testing the completeness and accuracy of underlying data used in the discounted cash flow and direct capitalization methods; (v) evaluating the reasonableness of the significant assumptions used by management related to capitalization rates, market rental rates and discount rates used in the discounted cash flow method for tangible and intangible assets and capitalization rates used in the direct capitalization method for tangible assets. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow and direct capitalization methods and (ii) the reasonableness of the significant assumptions related to capitalization rates, market rental rates, and discount rates.

W. P. Carey 2023 10-K – 54

/s/ PricewaterhouseCoopers LLP
New York, New York
February 9, 2024

We have served as the Company’s auditor since 1973, which includes periods before the Company became subject to SEC reporting requirements.

W. P. Carey 2023 10-K – 55

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Investments in real estate:
Land, buildings and improvements — net lease and other	$12,095,458	$13,338,857
Land, buildings and improvements — operating properties	1,256,249	1,095,892
Net investments in finance leases and loans receivable	1,514,923	771,761
In-place lease intangible assets and other	2,308,853	2,659,750
Above-market rent intangible assets	706,773	833,751
Investments in real estate	17,882,256	18,700,011
Accumulated depreciation and amortization	(3,005,479)	(3,269,057)
Assets held for sale, net	37,122	57,944
Net investments in real estate	14,913,899	15,488,898
Equity method investments	354,261	327,502
Cash and cash equivalents	633,860	167,996
Other assets, net	1,096,474	1,080,227
Goodwill	978,289	1,037,412
Total assets (a)	$17,976,783	$18,102,035
Liabilities and Equity
Debt:
Senior unsecured notes, net	$6,035,686	$5,916,400
Unsecured term loans, net	1,125,564	552,539
Unsecured revolving credit facility	403,785	276,392
Non-recourse mortgages, net	579,147	1,132,417
Debt, net	8,144,182	7,877,748
Accounts payable, accrued expenses and other liabilities	615,750	623,843
Below-market rent and other intangible liabilities, net	136,872	184,584
Deferred income taxes	180,650	178,959
Dividends payable	192,332	228,257
Total liabilities (a)	9,269,786	9,093,391
Commitments and contingencies (Note 13)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 218,671,874 and 210,620,949 shares, respectively, issued and outstanding	219	211
Additional paid-in capital	11,784,461	11,706,836
Distributions in excess of accumulated earnings	(2,891,424)	(2,486,633)
Deferred compensation obligation	62,046	57,012
Accumulated other comprehensive loss	(254,867)	(283,780)
Total stockholders’ equity	8,700,435	8,993,646
Noncontrolling interests	6,562	14,998
Total equity	8,706,997	9,008,644
Total liabilities and equity	$17,976,783	$18,102,035
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.

W. P. Carey 2023 10-K – 56

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenues
Real Estate:
Lease revenues	$1,427,376	$1,301,617	$1,177,438
Income from finance leases and loans receivable	107,173	74,266	67,555
Operating property revenues	180,257	59,230	13,478
Other lease-related income	23,333	32,988	53,655
	1,738,139	1,468,101	1,312,126
Investment Management:
Asset management revenue	2,184	8,467	15,363
Other advisory income and reimbursements	667	—	—
Reimbursable costs from affiliates	368	2,518	4,035
	3,219	10,985	19,398
	1,741,358	1,479,086	1,331,524
Operating Expenses
Depreciation and amortization	574,212	503,403	475,989
General and administrative	96,027	88,952	81,888
Operating property expenses	95,141	27,054	9,848
Impairment charges — real estate	86,411	39,119	24,246
Reimbursable tenant costs	81,939	73,622	62,417
Property expenses, excluding reimbursable tenant costs	44,451	50,753	47,898
Stock-based compensation expense	34,504	32,841	24,881
Merger and other expenses	4,954	19,387	(4,546)
Reimbursable costs from affiliates	368	2,518	4,035
Impairment charges — Investment Management goodwill	—	29,334	—
	1,018,007	866,983	726,656
Other Income and Expenses
Gain on sale of real estate, net	315,984	43,476	40,425
Interest expense	(291,852)	(219,160)	(196,831)
Other gains and (losses)	(36,184)	96,038	(12,885)
Non-operating income	21,442	30,309	13,860
Earnings (losses) from equity method investments	19,575	29,509	(10,829)
Gain on change in control of interests	—	33,931	—
	28,965	14,103	(166,260)
Income before income taxes	752,316	626,206	438,608
Provision for income taxes	(44,052)	(27,724)	(28,486)
Net Income	708,264	598,482	410,122
Net loss (income) attributable to noncontrolling interests	70	657	(134)
Net Income Attributable to W. P. Carey	$708,334	$599,139	$409,988

Basic Earnings Per Share	$3.29	$3.00	$2.25
Diluted Earnings Per Share	$3.28	$2.99	$2.24
Weighted-Average Shares Outstanding
Basic	215,369,777	199,633,802	182,486,476
Diluted	215,760,496	200,427,124	183,127,098

See Notes to Consolidated Financial Statements.

W. P. Carey 2023 10-K – 57

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net Income	$708,264	$598,482	$410,122
Other Comprehensive Income (Loss)
Foreign currency translation adjustments derecognized in connection with the Spin-Off	35,664	—	—
Unrealized (loss) gain on derivative instruments	(26,429)	19,732	35,305
Foreign currency translation adjustments	19,758	(63,149)	(35,736)
(Reclassification of unrealized gain on investments to net income) / Unrealized gain on investments	—	(18,688)	18,688
	28,993	(62,105)	18,257
Comprehensive Income	737,257	536,377	428,379

Amounts Attributable to Noncontrolling Interests
Net loss (income)	70	657	(134)
Foreign currency translation adjustments	(80)	(5)	—
Unrealized gain on derivative instruments	—	—	(21)
Comprehensive (income) loss attributable to noncontrolling interests	(10)	652	(155)
Comprehensive Income Attributable to W. P. Carey	$737,247	$537,029	$428,224

See Notes to Consolidated Financial Statements.

W. P. Carey 2023 10-K – 58

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2023	210,620,949	$211	$11,706,836	$(2,486,633)	$57,012	$(283,780)	$8,993,646	$14,998	$9,008,644
Shares issued under forward equity, net	7,826,840	8	633,834				633,842		633,842
Shares issued upon delivery of vested restricted share awards	218,266	—	(13,679)				(13,679)		(13,679)
Shares issued upon purchases under employee share purchase plan	5,819	—	347				347		347
Distributions in connection with the Spin-Off (Note 3)			(578,818)	(229,712)		35,664	(772,866)	(4,406)	(777,272)
Amortization of stock-based compensation expense			34,504				34,504		34,504
Deferral of vested shares, net			(4,521)		4,521		—		—
Acquisition of noncontrolling interests			3,663				3,663	(3,663)	—
Distributions to noncontrolling interests							—	(3,263)	(3,263)
Contributions from noncontrolling interests							—	2,886	2,886
Dividends declared ($4.067 per share)			2,295	(883,413)	513		(880,605)		(880,605)
Net income				708,334			708,334	(70)	708,264
Other comprehensive loss:
Unrealized loss on derivative instruments						(26,429)	(26,429)		(26,429)
Foreign currency translation adjustments						19,678	19,678	80	19,758
Balance at December 31, 2023	218,671,874	$219	$11,784,461	$(2,891,424)	$62,046	$(254,867)	$8,700,435	$6,562	$8,706,997

(Continued)

W. P. Carey 2023 10-K – 59

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2022	190,013,751	$190	$9,977,686	$(2,224,231)	$49,810	$(221,670)	$7,581,785	$1,666	$7,583,451
Shares issued to stockholders of CPA:18 – Global in connection with CPA:18 Merger	13,786,302	14	1,205,736				1,205,750		1,205,750
Shares issued under forward equity, net	3,925,000	4	284,198				284,202		284,202
Shares issued under our prior ATM Program, net	2,740,295	3	218,098				218,101		218,101
Shares issued upon delivery of vested restricted share awards	152,830	—	(6,612)				(6,612)		(6,612)
Shares issued upon purchases under employee share purchase plan	2,771	—	205				205		205
Amortization of stock-based compensation expense			32,841				32,841		32,841
Deferral of vested shares, net			(6,696)		6,696		—		—
Acquisition of noncontrolling interests in connection with the CPA:18 Merger							—	14,367	14,367
Distributions to noncontrolling interests							—	(413)	(413)
Contributions from noncontrolling interests							—	30	30
Dividends declared ($4.242 per share)			1,380	(861,541)	506		(859,655)		(859,655)
Net income				599,139			599,139	(657)	598,482
Other comprehensive loss:
Foreign currency translation adjustments						(63,154)	(63,154)	5	(63,149)
Unrealized gain on derivative instruments						19,732	19,732		19,732
Reclassification of unrealized gain on investments to net income						(18,688)	(18,688)		(18,688)
Balance at December 31, 2022	210,620,949	$211	$11,706,836	$(2,486,633)	$57,012	$(283,780)	$8,993,646	$14,998	$9,008,644

(Continued)

W. P. Carey 2023 10-K – 60

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2021	175,401,757	$175	$8,925,365	$(1,850,935)	$42,014	$(239,906)	$6,876,713	$1,656	$6,878,369
Shares issued under forward equity, net	9,798,209	10	697,034				697,044		697,044
Shares issued under our prior ATM Program, net	4,690,073	5	340,061				340,066		340,066
Shares issued upon delivery of vested restricted share awards	119,268	—	(3,822)				(3,822)		(3,822)
Shares issued upon purchases under employee share purchase plan	4,444	—	305				305		305
Amortization of stock-based compensation expense			24,881				24,881		24,881
Deferral of vested shares, net			(7,044)		7,044		—		—
Distributions to noncontrolling interests							—	(145)	(145)
Dividends declared ($4.205 per share)			906	(783,284)	752		(781,626)		(781,626)
Net income				409,988			409,988	134	410,122
Other comprehensive loss:
Foreign currency translation adjustments						(35,736)	(35,736)		(35,736)
Unrealized gain on derivative instruments						35,284	35,284	21	35,305
Unrealized gain on investments						18,688	18,688		18,688
Balance at December 31, 2021	190,013,751	$190	$9,977,686	$(2,224,231)	$49,810	$(221,670)	$7,581,785	$1,666	$7,583,451

See Notes to Consolidated Financial Statements.

W. P. Carey 2023 10-K – 61

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash Flows — Operating Activities
Net income	$708,264	$598,482	$410,122
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	594,166	519,741	490,722
Gain on sale of real estate, net	(315,984)	(43,476)	(40,425)
Impairment charges — real estate	86,411	39,119	24,246
Straight-line rent adjustments	(75,435)	(57,988)	(50,565)
Stock-based compensation expense	34,504	32,841	24,881
Amortization of rent-related intangibles and deferred rental revenue	33,958	43,249	56,910
Increase (decrease) in allowance for credit losses	29,074	(24,976)	266
(Earnings) losses from equity method investments	(19,575)	(29,509)	10,829
Distributions of earnings from equity method investments	18,588	30,236	15,471
Net realized and unrealized losses (gains) on extinguishment of debt, equity securities, foreign currency exchange rate movements, and other	9,059	(76,202)	15,505
Deferred income tax benefit	(199)	(8,071)	(4,703)
Gain on change in control of interests	—	(33,931)	—
Impairment charges — Investment Management goodwill	—	29,334	—
Asset management revenue received in shares of Managed Programs	—	(1,024)	(12,528)
Net changes in other operating assets and liabilities	(29,399)	(14,269)	(14,252)
Net Cash Provided by Operating Activities	1,073,432	1,003,556	926,479
Cash Flows — Investing Activities
Purchases of real estate	(1,211,397)	(1,145,734)	(1,306,858)
Proceeds from sales of real estate	446,402	234,652	163,638
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(121,625)	(104,441)	(113,616)
Capital contributions to equity method investments	(38,219)	(93,416)	(107,552)
Proceeds from repayment of loans receivable	28,000	34,000	—
Other investing activities, net	(24,487)	(19,767)	(19,631)
Return of capital from equity method investments	10,484	7,102	13,955
Tenant-funded escrow for investing activities	4,959	—	—
Cash paid to stockholders of CPA:18 – Global in the CPA:18 Merger	—	(423,435)	—
Cash and restricted cash acquired in connection with the CPA:18 Merger	—	331,063	—
Proceeds from redemption of WLT preferred stock and cash exchanged for WLT common stock (Note 10)	—	147,625	—
Proceeds from repayment of short-term loans to affiliates	—	26,000	62,048
Funding of short-term loans to affiliates	—	(26,000)	(41,000)
Investments in loans receivable	—	(20,180)	(217,711)
Net Cash Used in Investing Activities	(905,883)	(1,052,531)	(1,566,727)
Cash Flows — Financing Activities
Proceeds from Unsecured Revolving Credit Facility	2,551,578	2,079,420	2,000,639
Repayments of Unsecured Revolving Credit Facility	(2,439,754)	(2,168,392)	(1,663,869)
Dividends paid	(916,530)	(835,257)	(764,281)
Proceeds from shares issued under forward equity, net of selling costs	633,785	284,259	697,044
Proceeds from Unsecured Term Loans	542,330	283,139	—
Proceeds in connection with the Spin-Off	343,885	—	—
Scheduled payments of mortgage principal	(296,886)	(127,230)	(64,290)
Prepayments of mortgage principal	(99,844)	(10,381)	(745,124)
Payment of financing costs	(13,875)	(2,371)	(11,295)
Payments for withholding taxes upon delivery of equity-based awards	(13,679)	(6,612)	(3,822)
Distributions to noncontrolling interests	(3,263)	(413)	(145)
Contributions from noncontrolling interests	2,886	30	—
Other financing activities, net	1,929	8,839	4,606
Proceeds from issuance of Senior Unsecured Notes	—	334,775	1,385,059
Proceeds from shares issued under our prior ATM Program, net of selling costs	—	218,081	339,968
Redemption of Senior Unsecured Notes	—	—	(617,442)
Net Cash Provided by Financing Activities	292,562	57,887	557,048
Change in Cash and Cash Equivalents and Restricted Cash During the Year
Effect of exchange rate changes on cash and cash equivalents and restricted cash	7,719	(2,721)	(10,629)
Net increase (decrease) in cash and cash equivalents and restricted cash	467,830	6,191	(93,829)
Cash and cash equivalents and restricted cash, beginning of year	224,141	217,950	311,779
Cash and cash equivalents and restricted cash, end of year	$691,971	$224,141	$217,950

See Notes to Consolidated Financial Statements.

W. P. Carey 2023 10-K – 62

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Non-Cash Investing and Financing Activities:

2023 — On November 1, 2023, we completed the Spin-Off (as defined herein) (Note 3). The following table summarizes non-cash assets, liabilities, and equity derecognized in connection with the Spin-Off and provides a reconciliation to cash proceeds from the Spin-Off (in thousands):

Impact of the Spin-Off
Total assets derecognized (excluding cash and cash equivalents and restricted cash)	$1,361,616
Total liabilities and equity derecognized	(438,913)
Total non-cash assets, liabilities, and equity derecognized	922,703
Reduction to Additional paid-in capital	(578,818)
Proceeds in connection with the Spin-Off	$343,885

2022 — On August 1, 2022, CPA:18 – Global (as defined herein) merged with and into one of our indirect subsidiaries in the CPA:18 Merger (as defined herein) (Note 4). The following table summarizes estimated fair values of the assets acquired and liabilities assumed in the CPA:18 Merger (in thousands):

Total Consideration
Fair value of W. P. Carey shares of common stock issued	$1,205,750
Cash consideration paid	423,297
Cash paid for fractional shares	138
Fair value of our equity interest in CPA:18 – Global prior to the CPA:18 Merger	88,299
Fair value of our equity interest in jointly owned investments with CPA:18 – Global prior to the CPA:18 Merger	28,574
1,746,058
Assets Acquired at Fair Value
Land, buildings and improvements — net lease and other	881,613
Land, buildings and improvements — operating properties	1,000,447
Net investments in finance leases and loans receivable	38,517
In-place lease and other intangible assets	224,458
Above-market rent intangible assets	61,090
Assets held for sale	85,026
Goodwill	172,346
Other assets, net (excluding restricted cash)	25,229
Liabilities Assumed at Fair Value
Non-recourse mortgages, net	900,173
Accounts payable, accrued expenses and other liabilities	90,035
Below-market rent and other intangible liabilities	16,836
Deferred income taxes	52,320
Amounts attributable to noncontrolling interests	14,367
Net assets acquired excluding cash and restricted cash	1,414,995
Cash and cash equivalents and restricted cash acquired	$331,063

See Notes to Consolidated Financial Statements.

W. P. Carey 2023 10-K – 63

W. P. CAREY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

W. P. Carey Inc. (“W. P. Carey”) is a real estate investment trust (“REIT”) that, together with our consolidated subsidiaries, invests primarily in operationally-critical, single-tenant commercial real estate properties located in the United States and Northern and Western Europe that are leased on a long-term basis. We earn revenue principally by leasing the properties we own to companies on a triple-net lease basis, which generally requires each tenant to pay the costs associated with operating and maintaining the property.

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

In September 2023, we announced a plan to exit the office assets within our portfolio by (i) spinning-off 59 office properties into Net Lease Office Properties (“NLOP”), so that it became a separate publicly-traded real estate investment trust (the “Spin-Off”), and (ii) implementing an asset sale program to dispose of 87 office properties retained by us (the “Office Sale Program”), which is targeted to be completed in the first half of 2024.

On November 1, 2023, we completed the Spin-Off, contributing 59 office properties to NLOP (Note 3). Following the closing of the Spin-Off, NLOP operates as a separate publicly-traded REIT, which we externally manage pursuant to certain advisory agreements (the “NLOP Advisory Agreements”).

On August 1, 2022, a non-traded REIT that we previously advised, Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global”) merged with and into one of our indirect subsidiaries (the “CPA:18 Merger”) (Note 4). At December 31, 2023, we were the advisor to Carey European Student Housing Fund I, L.P. (“CESH”), a limited partnership formed for the purpose of developing, owning, and operating student housing properties in Europe (Note 5). We refer to CPA:18 – Global (prior to the CPA:18 Merger) and CESH collectively as the “Managed Programs.”

Reportable Segments

Real Estate — Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Northern and Western Europe, which are leased to companies on a triple-net lease basis. At December 31, 2023, our portfolio was comprised of our full or partial ownership interests in 1,424 properties, totaling approximately 173 million square feet (unaudited), substantially all of which were net leased to 336 tenants, with a weighted-average lease term of 11.7 years and an occupancy rate of 98.1% (unaudited). In addition, at December 31, 2023, our portfolio was comprised of full or partial ownership interests in 96 operating properties, including 89 self-storage properties, five hotels, and two student housing properties, totaling approximately 7.3 million square feet (unaudited).

Investment Management — We manage the real estate investment portfolios for NLOP and CESH, for which we earn asset management revenue and other advisory income and reimbursements. We may also be entitled to receive certain distributions pursuant to our advisory arrangements with CESH. At December 31, 2023, NLOP’s portfolio was comprised of its full or partial ownership interests in 55 properties. At December 31, 2023, CESH wholly owned one build-to-suit project.

Note 2. Summary of Significant Accounting Policies

Critical Accounting Policies and Estimates

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired are not a

W. P. Carey 2023 10-K – 64

Notes to Consolidated Financial Statements
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

W. P. Carey 2023 10-K – 65

Notes to Consolidated Financial Statements
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

Financing Arrangements — In accordance with Accounting Standards Codification (“ASC”) 310, Receivables and ASC 842, Leases, real estate assets acquired through a sale-leaseback transaction are accounted for as a financing arrangement if the investment does not meet the criteria for sale-leaseback accounting. We record such investments within Net investments in finance leases and loans receivable on the consolidated balance sheets. Rent payments from these investments are included within Income from finance leases and loans receivable on the consolidated statements of income.

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

W. P. Carey 2023 10-K – 66

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

Goodwill — We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event. Such a triggering event within our Investment Management segment depended on the timing and form of liquidity events for the Managed Programs (Note 4, Note 5). To identify any impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. This assessment is used as a basis to determine whether it is necessary to calculate reporting unit fair values. If necessary, we calculate the estimated fair value of the Investment Management reporting unit by utilizing a discounted cash flow analysis methodology and available net asset values. We calculate the estimated fair value of the Real Estate reporting unit by utilizing our market capitalization and the aforementioned fair value of the Investment Management segment. Impairments, if any, will be the difference between the reporting unit’s fair value and carrying amount, not to exceed the carrying amount of goodwill.

Credit Losses

The allowance for credit losses, which is recorded as a reduction to Net investments in finance leases and loans receivable on our consolidated balance sheets, is measured on a pool basis by credit ratings (Note 7), using a probability of default method based on the lessees’ respective credit ratings, the expected value of the underlying collateral upon its repossession, and our historical loss experience related to other direct financing leases. Included in our model are factors that incorporate forward-looking information. If we determine that a finance lease no longer shares risk characteristics with other finance leases in the pool, we evaluate the finance lease for expected credit losses on an individual basis. Allowance for credit losses is included in our consolidated statements of income within Other gains and (losses).

W. P. Carey 2023 10-K – 67

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

At December 31, 2023 and 2022, we considered 21 and 16 entities to be VIEs, respectively, of which we consolidated 15 and 11, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	December 31,
	2023	2022
Land, buildings and improvements — net lease and other	$237,858	$590,390
Land, buildings and improvements — operating properties	39,422	143,390
Net investments in finance leases and loans receivable	595,524	144,103
In-place lease intangible assets and other	40,650	72,070
Above-market rent intangible assets	6,828	33,634
Accumulated depreciation and amortization	(23,580)	(176,379)
Total assets	947,509	843,500

Non-recourse mortgages, net	$59,715	$132,950
Below-market rent and other intangible liabilities, net	32	18,891
Total liabilities	101,047	199,633

At December 31, 2023 and 2022, our six and five unconsolidated VIEs, respectively, included our interests in (i) three unconsolidated real estate investments, which we account for under the equity method of accounting (we do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities) and (ii) two unconsolidated investments in equity securities, which we accounted for as investments in shares of the entities at fair value. As of December 31, 2023 and 2022, the net carrying amount of our investments in these entities was $729.8 million and $693.4 million, respectively, and our maximum exposure to loss in these entities was limited to our investments. In addition, we have a variable interest in NLOP, which we also deem a VIE, as of December 31, 2023, due to our guarantee of a non-recourse mortgage loan with approximately $19 million principal balance outstanding as of December 31, 2023 encumbering a property that was derecognized in the Spin-Off (Note 3); we do not expect to have to perform under this guarantee. Should we have to perform, the Separation and Distribution Agreement (as defined in Note 3) includes an indemnification provision, for which we could recover any amounts paid under the guarantee.

W. P. Carey 2023 10-K – 68

Notes to Consolidated Financial Statements
Leases

As a Lessee: Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments under the lease. We determine if an arrangement contains a lease at contract inception and determine the classification of the lease at commencement. Operating and financing lease ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We do not include renewal options in the lease term when calculating the lease liability unless we are reasonably certain we will exercise the option. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Our variable lease payments consist of increases as a result of the Consumer Price Index (“CPI”) or other comparable indices, taxes, and maintenance costs. Lease expense for lease payments is recognized on a straight-line basis over the term of the lease. Below-market ground lease intangible assets and above-market ground lease intangible liabilities are included as a component of ROU assets. See Note 6 for additional disclosures on the presentation of these amounts in our consolidated balance sheets.

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

Net investments in sales-type leases are accounted for under ASC 842, Leases. Upon lease commencement or lease modification, we assess lease classification to determine whether the lease should be classified as an operating, direct financing, or sales-type lease. If the lease is determined to be a sales-type lease, we record a net investment in the lease, which is equal to the sum of the lease payments receivable and the unguaranteed residual value, discounted at the rate implicit in the lease. Any difference between the fair value of the asset and the net investment in the lease is considered a gain on sale of real estate and recognized upon execution of the lease.

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

W. P. Carey 2023 10-K – 69

Notes to Consolidated Financial Statements
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

	December 31,
	2023	2022	2021
Cash and cash equivalents	$633,860	$167,996	$165,427
Restricted cash (a)	58,111	56,145	52,523
Total cash and cash equivalents and restricted cash	$691,971	$224,141	$217,950
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

Other Assets and Liabilities — We include prepaid expenses, deferred rental income, tenant receivables, deferred charges, escrow balances held by lenders, restricted cash balances, marketable securities, derivative assets, other intangible assets, corporate fixed assets, our investment in shares of Lineage Logistics (a cold storage REIT) (Note 10), our investment in shares of Guggenheim Credit Income Fund (“GCIF”) (Note 10), and office lease ROU assets in Other assets, net. We include derivative liabilities, amounts held on behalf of tenants, operating lease liabilities, and deferred revenue in Accounts payable, accrued expenses and other liabilities.

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

For our operating leases, we recognize future minimum rental revenue on a straight-line basis over the non-cancelable lease term of the related leases and charge expenses to operations as incurred (Note 6). We record leases accounted for under the direct financing method as a net investment in direct financing leases (Note 7). The net investment is equal to the cost of the leased assets. The difference between the cost and the gross investment, which includes the residual value of the leased asset and the future minimum rents, is unearned income. We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.

W. P. Carey 2023 10-K – 70

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

Revenue from contracts for our Real Estate segment primarily represented hotel operating property revenues of $76.2 million, $12.0 million, and $7.2 million for the years ended December 31, 2023, 2022, and 2021, respectively, generated from 13 hotels located in the United States (12 of which were reclassified from net leases to operating properties in the first quarter of 2023 (Note 6); eight of these properties were sold during year ended December 31, 2023 (Note 17)).

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

Revenue Recognition, Investment Management Operations — We earn asset management revenue in connection with providing services to the Managed Programs and NLOP. We earn asset management revenue from property management, leasing, and advisory services performed.

We earn other advisory income and reimbursements from NLOP for certain administrative services, including day-to-day management services, investor relations, accounting, tax, legal, and other administrative matters, paid in cash.

The Managed Programs reimburse us for certain personnel and overhead costs that we incur on their behalf. We record reimbursement income as the expenses are incurred, subject to limitations imposed by the advisory agreements. Revenue from contracts under ASC 606 from our Investment Management segment is discussed in Note 5.

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

W. P. Carey 2023 10-K – 71

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

Income Taxes — We conduct business in various states and municipalities primarily within North America and Europe, and as a result, we or one or more of our subsidiaries file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. We derive most of our REIT income from our real estate operations under our Real Estate segment. Our domestic real estate operations are generally not subject to federal tax, and accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements for these operations. These operations may be subject to certain state and local taxes, as applicable. Prior to the CPA:18 Merger, we conducted our Investment Management operations primarily through TRSs. In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business. These operations are subject to federal, state, local, and foreign taxes, as applicable. Our financial statements are prepared on a consolidated basis including these TRSs and include a provision for current and deferred taxes on these operations.

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

W. P. Carey 2023 10-K – 72

Notes to Consolidated Financial Statements
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

Reference Rate Reform — During the first quarter of 2023, we applied the guidance in ASC 848, Reference Rate Reform and elected the practical expedient to transition certain contracts that reference London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”), including our Senior Unsecured Credit Facility (Note 12) and certain derivative instruments. The application of this guidance did not have a material impact on our consolidated financial statements.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Note 3. NLOP Spin-Off

Spin-Off

On November 1, 2023, we completed the Spin-Off of 59 office properties into NLOP (Note 1). The Spin-Off was accomplished via a pro rata dividend of one NLOP common share for every 15 shares of WPC common stock outstanding. Following the closing of the Spin-Off, NLOP operates as a separate publicly-traded REIT, for which we serve as advisor pursuant to the NLOP Advisory Agreements executed in connection with the Spin-Off, as described below in further detail.

On the date of the Spin-Off, NLOP’s portfolio of 59 office properties totaled approximately 9.3 million leasable square feet (including 0.6 million of operating square footage for a parking garage at a domestic property) (unaudited) primarily leased to 62 corporate tenants on a single-tenant net lease basis. The vast majority of the office properties owned by NLOP are located in the United States, with the balance in Europe. NLOP’s portfolio generated ABR totaling approximately $145 million as of September 30, 2023. We also derecognized non-recourse mortgages encumbering ten properties totaling $164.7 million.

W. P. Carey 2023 10-K – 73

Notes to Consolidated Financial Statements
The following table summarizes assets, liabilities, and equity derecognized in connection with the Spin-Off (in thousands):

Assets
Investments in real estate:
Land, buildings and improvements — net lease and other	$1,299,400
In-place lease and other intangible assets	373,631
Above-market rent intangible assets	58,426
Investments in real estate	1,731,457
Accumulated depreciation and amortization	(454,768)
Net investments in real estate	1,276,689
Cash and cash equivalents and restricted cash	9,141
Other assets, net (excluding restricted cash)	70,472
Goodwill (Note 8)	61,737
Less: impairment charges (Note 10)	(47,282)
Total assets	$1,370,757
Liabilities and Equity
Non-recourse mortgages, net	$164,743
Accounts payable, accrued expenses and other liabilities	54,199
Below-market rent and other intangible liabilities	11,799
Deferred income taxes	9,718
Total liabilities	240,459

Distributions in excess of accumulated earnings	229,712
Accumulated other comprehensive loss	(35,664)
Noncontrolling interests	4,406
Total equity	198,454
Total liabilities and equity	$438,913

The following table summarizes the impact to the components of Total equity in connection with the Spin-Off (in thousands):

Impact to Total Equity
Total assets derecognized (excluding cash and cash equivalents and restricted cash)	$(1,361,616)
Total liabilities derecognized	240,459
Net assets derecognized	(1,121,157)
Less: Proceeds in connection with the Spin-Off, reflecting cash and cash equivalents and restricted cash derecognized (described below under “Debt Facility”)	343,885
Impact to Total equity	$(777,272)

Impact to Components of Total Equity
Distributions in excess of accumulated earnings derecognized	$(229,712)
Accumulated other comprehensive income derecognized	35,664
Noncontrolling interests derecognized	(4,406)
Reduction to Additional paid-in capital	(578,818)
Impact to Total equity	$(777,272)

W. P. Carey 2023 10-K – 74

Notes to Consolidated Financial Statements
NLOP Agreements

Pursuant to the NLOP Advisory Agreements, which we entered into on November 1, 2023, we provide NLOP with strategic management services, including asset management, property disposition support, and various related services. NLOP will pay us an asset management fee of approximately $7.5 million annually, which will be proportionately reduced following the disposition of a portfolio property. Such fees are included in Asset management revenue on our consolidated statements of income. In addition, NLOP will reimburse us a base administrative amount of approximately $4.0 million annually, for certain administrative services, including day-to-day management services, investor relations, accounting, tax, legal, and other administrative matters. Such amounts are included in Other advisory income and reimbursements on our consolidated statements of income.

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

Debt Facility

In September 2023, NLOP entered into a new $455 million debt facility, which was executed by NLOP and funded upon the closing of the Spin-Off on November 1, 2023 (the “NLOP Financing Arrangements”). Approximately $343.9 million of this amount (net of (i) transaction expenses and (ii) cash and cash equivalents and restricted cash derecognized) was retained by us in connection with the Spin-Off.

Spin-Off Costs

In connection with the Spin-Off, we have incurred approximately $61.6 million in total costs, comprised of (i) $10.0 million of advisory fees, which is included in Merger and other expenses on our consolidated statements of income ($4.9 million of such fees were recognized during 2022 and $5.1 million were recognized during the year ended December 31, 2023); and (ii) $51.6 million of additional Spin-Off related costs (including $14.4 million of financing costs incurred in connection with the NLOP Financing Arrangements), which were reimbursed to us by NLOP in connection with the Spin-Off.

Note 4. Merger with CPA:18 – Global

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

W. P. Carey 2023 10-K – 75

Notes to Consolidated Financial Statements

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

Two of the net lease properties that we acquired in the CPA:18 Merger were classified as Assets held for sale, with an aggregate fair value of $85.0 million at acquisition. From the closing of the CPA:18 Merger through December 31, 2022, lease revenues from these properties totaled $4.9 million. We sold one of these properties in August 2022 for total proceeds, net of selling costs, of $44.5 million, and recognized a loss on sale of $0.2 million (Note 17). We sold the other property in October 2023 for total proceeds, net of selling costs, of $29.5 million (Note 17).

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

The purchase price was allocated to the assets acquired and liabilities assumed, based upon their fair values at August 1, 2022. See Consolidated Statements of Cash Flows — Supplemental Non-Cash Investing and Financing Activities for a summary of the estimated fair values of the assets acquired and liabilities assumed in the CPA:18 Merger.

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

W. P. Carey 2023 10-K – 76

Notes to Consolidated Financial Statements
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

Note 5. Agreements and Transactions with Related Parties

Advisory Agreements and Partnership Agreements with the Managed Programs and NLOP

We currently have advisory arrangements with CESH, pursuant to which we earn fees and are entitled to receive reimbursement for certain fund management expenses. Upon completion of the CPA:18 Merger on August 1, 2022 (Note 4), our advisory agreements with CPA:18 – Global were terminated, and we ceased earning revenue from CPA:18 – Global. The NLOP Advisory Agreements are described in Note 3.

The following tables present a summary of revenue earned, reimbursable costs, and distributions of Available Cash received/accrued from the Managed Programs, NLOP, and Watermark Lodging Trust, Inc. (“WLT”) (a former affiliate) for the periods indicated, included in the consolidated financial statements (in thousands):

	Years Ended December 31,
	2023	2022	2021
Asset management revenue (a)	$2,184	$8,467	$15,363
Other advisory income and reimbursements (a)	667	—	—
Reimbursable costs from affiliates (a)	368	2,518	4,035
Distributions of Available Cash (b)	—	8,746	7,345
Interest income on loans to affiliates (c)	—	112	120
	$3,219	$19,843	$26,863

	Years Ended December 31,
	2023	2022	2021
NLOP	$1,912	$—	$—
CESH	1,307	1,989	3,713
CPA:18 – Global	—	17,854	22,867
WLT (reimbursed transition services)	—	—	283
	$3,219	$19,843	$26,863
__________
(a)Amounts represent revenues from contracts under ASC 606.
(b)Included within Earnings (losses) from equity method investments in the consolidated statements of income.
(c)Included within Non-operating income in the consolidated statements of income.

W. P. Carey 2023 10-K – 77

Notes to Consolidated Financial Statements
The following table presents a summary of amounts due from affiliates, which are included within Other assets, net in the consolidated financial statements (in thousands):

	December 31,
	2023	2022
Asset management fees receivable	$1,349	$386
Accounts receivable	768	329
Reimbursable costs	59	204
	$2,176	$919

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

Asset Management Revenue

Under the advisory agreement with CESH, we earn asset management revenue at a rate of 1.0% based on its gross assets at fair value, paid in cash. Under the advisory agreement with NLOP, we earn an asset management fee of approximately $7.5 million annually, which will be proportionately reduced following the disposition of a portfolio property.

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

Other Advisory Income and Reimbursements

Under the advisory agreement with NLOP, we earn a base administrative amount of approximately $4.0 million annually, for certain administrative services, including day-to-day management services, investor relations, accounting, tax, legal, and other administrative matters, paid in cash.

Reimbursable Costs from Affiliates

CESH reimburses us in cash for certain personnel and overhead costs that we incur on its behalf, based on actual expenses incurred.

Distributions of Available Cash

We were entitled to receive distributions of up to 10% of the Available Cash (as defined in CPA:18 – Global’s partnership agreement) from the operating partnership of CPA:18 – Global, payable quarterly in arrears. After completion of the CPA:18 Merger on August 1, 2022 (Note 4), we no longer receive distributions of Available Cash from CPA:18 – Global.

W. P. Carey 2023 10-K – 78

Notes to Consolidated Financial Statements
Back-End Fees and Interests in the Managed Programs

Under our advisory arrangements with CESH, we may also receive compensation in connection with providing a liquidity event for its investors. Such back-end fees or interests include or may include interests in disposition proceeds. There can be no assurance as to whether or when any back-end fees or interests will be realized. Pursuant to the terms of the definitive merger agreement, in connection with the closing of the CPA:18 Merger, we waived certain back-end fees that we would have been entitled to receive from CPA:18 – Global upon its liquidation pursuant to the terms of our advisory agreement and partnership agreement with CPA:18 – Global (Note 4).

Other Transactions with Affiliates

Loans to Affiliates

From time to time, our board of directors (our “Board”) has approved the making of secured and unsecured loans or lines of credit from us to certain of the Managed Programs, at our sole discretion, generally for the purpose of facilitating acquisitions or for working capital purposes. In July 2022, CPA:18 – Global repaid the $16.0 million principal outstanding balance on its line of credit in full. The loan agreement with CPA:18 – Global was terminated upon completion of the CPA:18 Merger on August 1, 2022. No such line of credit with CESH existed during the reporting period.

Other

At December 31, 2023, we owned interests in eight jointly owned investments in real estate, with the remaining interests held by third parties. We consolidate four such investments and account for the remaining four investments under the equity method of accounting (Note 9). In addition, we owned limited partnership units of CESH at that date. We elected to account for our investment in CESH under the fair value option (Note 9).

Note 6. Land, Buildings and Improvements, and Assets Held for Sale

Land, Buildings and Improvements — Net Lease and Other

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	December 31,
	2023	2022
Land	$2,248,300	$2,400,002
Buildings and improvements	9,801,596	10,916,630
Real estate under construction	45,562	22,225
Less: Accumulated depreciation	(1,509,730)	(1,672,091)
	$10,585,728	$11,666,766

During 2023, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro increased by 3.6% to $1.1050 from $1.0666. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements — net lease and other increased by $129.9 million from December 31, 2022 to December 31, 2023.

See Note 3 for a description of land, buildings and improvements derecognized in connection with the Spin-Off.

See Note 7 for a description of land, buildings and improvements reclassified to net investments in sales-type leases during the year ended December 31, 2023.

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

W. P. Carey 2023 10-K – 79

Notes to Consolidated Financial Statements

In connection with changes in lease classifications due to extensions of the underlying leases, we reclassified five properties with an aggregate carrying value of $25.4 million from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other during 2023 (Note 7).

As discussed in Note 4, we acquired 39 consolidated properties subject to existing operating leases in the CPA:18 Merger, which increased the carrying value of our Land, buildings and improvements — net lease and other by $881.6 million during the year ended December 31, 2022.

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $325.8 million, $299.4 million, and $286.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Acquisitions of Real Estate During 2023

During 2023, we entered into the following investments, which were deemed to be real estate asset acquisitions (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs (a)
Various, United States	6	1/12/2023	Industrial	$64,861
Various, Italy (5 properties) and Spain (3 properties) (a)	8	3/23/2023	Industrial	79,218
Various, Canada	11	4/1/2023	Industrial, Warehouse	467,811
Various, United States (4 properties), Canada (3 properties), and Mexico (2 properties) (b)	9	4/18/2023	Industrial	97,952
Various, United States	9	5/5/2023; 5/26/2023	Retail (Car Wash)	39,713
Various, United States	4	6/15/2023	Education (Medical School)	139,092
Dothan, Alabama and Queensbury, New York	2	10/24/2023; 10/26/2023	Retail (Car Wash)	8,658
Various, United States (c)	7	11/17/2023	Retail (Car Wash)	35,577
Various, Italy (7 properties), Spain (3 properties), and Germany (1 property) (a)	11	11/29/2023	Industrial, Warehouse	157,095
Houston, Texas	1	12/5/2023	Warehouse	61,610
San Diego, California	2	12/11/2023	Industrial, Research & Development	13,324
Phoenix, Arizona	1	12/22/2023	Retail	13,791
	71			$1,178,702
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.
(b)Amount includes $3.1 million for an expansion at a property leased to this tenant that we already own.
(c)We also entered into a purchase agreement to acquire four additional retail (car wash) facilities leased to this tenant totaling $20.3 million, which is expected to be completed in 2024.

W. P. Carey 2023 10-K – 80

Notes to Consolidated Financial Statements

The aggregate purchase price allocation for investments disclosed above is as follows (dollars in thousands):

Total Capitalized Costs
Land	$212,594
Buildings and improvements	774,131
Intangible assets:
In-place lease (weighted-average expected life of 21.2 years)	185,878
Right-of-use assets:
Finance lease (a)	12,981
Prepaid rent liabilities	(6,882)
$1,178,702
__________
(a)Represents consideration paid to acquire a leasehold interest in land, buildings and improvements. The lease was determined to be a finance lease due to our intention to acquire the land, buildings and improvements upon lease expiration. These assets are included in In-place lease intangible assets and other in the consolidated balance sheets.

Acquisitions of Real Estate During 2022 — We entered into 23 investments, which were deemed to be real estate asset acquisitions, at a total cost of $1.2 billion, including land of $145.1 million, buildings of $853.0 million, in-place lease intangibles of $152.9 million, below-market rent intangibles of $7.0 million, and ROU assets of $12.3 million. These investments exclude properties acquired in the CPA:18 Merger (Note 4).

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

Real Estate Under Construction — Net Lease and Operating Properties

During 2023, we capitalized real estate under construction totaling $92.5 million. The number of construction projects in progress with balances included in real estate under construction was 11 and eight as of December 31, 2023 and 2022, respectively. Aggregate unfunded commitments totaled approximately $71.8 million and $61.1 million as of December 31, 2023 and 2022, respectively.

During 2023, we completed the following construction projects (dollars in thousands):

Property Location(s)	Primary Transaction Type	Number of Properties	Date of Completion	Property Type	Total Capitalized Costs (a)
Evansville, Indiana and Lawrence, Kansas	Renovation	2	3/23/2023	Industrial	$20,637
Pleasanton, California	Redevelopment	1	8/21/2023	Laboratory	13,905
Chattanooga, Tennessee	Expansion	1	11/20/2023	Warehouse	26,128
		4			$60,670

During 2022, we completed six construction projects, at a total cost of $148.1 million.

During 2021, we completed four construction projects, at a total cost of $88.2 million.

During 2023, we committed to fund four redevelopment or expansion projects, for an aggregate amount of $84.1 million. We currently expect to complete the projects in 2024 and 2025.

Capitalized interest incurred during construction was $0.6 million, $1.3 million, and $2.5 million for the years ended December 31, 2023, 2022, and 2021 respectively, which reduces Interest expense in the consolidated statements of income.

W. P. Carey 2023 10-K – 81

Notes to Consolidated Financial Statements
Dispositions of Properties

During 2023, we sold 20 properties, which were classified as Land, buildings and improvements — net lease and other. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $197.5 million from December 31, 2022 to December 31, 2023 (Note 17).

Other Lease-Related Income

2023 — For the year ended December 31, 2023, Other lease-related income on our consolidated statements of income included: (i) lease termination income totaling $11.9 million received from two tenants in connection with the sales of the properties they occupied and (ii) other lease-related settlements totaling $9.1 million.

2022 — For the year ended December 31, 2022, Other lease-related income on our consolidated statements of income included: (i) other lease-related settlements totaling $17.6 million; (ii) lease termination income totaling $12.4 million received from two tenants; and (iii) income from a parking garage attached to one of our net-leased properties totaling $1.6 million.

2021 — For the year ended December 31, 2021, Other lease-related income on our consolidated statements of income included: (i) lease termination income of $41.0 million received from a tenant; (ii) other lease-related settlements totaling $9.8 million; and (iii) income from a parking garage attached to one of our net-leased properties totaling $1.9 million.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Lease income — fixed	$1,254,340	$1,160,942	$1,066,250
Lease income — variable (a)	173,036	140,675	111,188
Total operating lease income	$1,427,376	$1,301,617	$1,177,438
__________
(a)Includes (i) rent increases based on changes in the CPI and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments) under non-cancelable operating leases at December 31, 2023 are as follows (in thousands):

Years Ending December 31,	Total
2024	$1,179,313
2025	1,166,318
2026	1,129,855
2027	1,088,488
2028	1,058,295
Thereafter	10,565,084
Total	$16,187,353

See Note 6 for scheduled future lease payments to be received under non-cancelable direct financing leases and sales-type leases.

W. P. Carey 2023 10-K – 82

Notes to Consolidated Financial Statements
Lease Cost

Lease costs for operating leases are included in (i) General and administrative expenses (office leases), (ii) Property expenses, excluding reimbursable tenant costs (land leases), and (iii) Reimbursable tenant costs (land leases) in the consolidated statements of income. Certain information related to the total lease cost for operating leases is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Fixed lease cost	$15,518	$15,087	$16,426
Variable lease cost	1,731	1,086	1,149
Total lease cost	$17,249	$16,173	$17,575

During the years ended December 31, 2023, 2022, and 2021, we received sublease income totaling approximately $4.9 million, $4.6 million, and $5.1 million, respectively, which is included in Lease revenues in the consolidated statements of income.

Other Information

Supplemental balance sheet information related to ROU assets and lease liabilities is as follows (dollars in thousands):

		December 31,
	Location on Consolidated Balance Sheets	2023	2022
Operating ROU assets — land leases	In-place lease intangible assets and other	$114,080	$123,834
Finance ROU assets — land and building leases	In-place lease intangible assets and other	26,034	12,598
Operating ROU assets — office leases	Other assets, net	54,730	56,674
Total operating ROU assets		$194,844	$193,106

Operating lease liabilities	Accounts payable, accrued expenses and other liabilities	$138,733	$146,302

Weighted-average remaining lease term — operating leases		23.8 years	25.8 years
Weighted-average discount rate — operating leases		6.6%	6.8%
Number of land lease arrangements — operating leases		66	72
Number of land and building lease arrangements — finance leases		2	1
Number of office space arrangements		4	4
Lease term range (excluding extension options not reasonably certain of being exercised)		<1 – 98 years	<1 – 99 years

Cash paid for operating lease liabilities included in Net cash provided by operating activities totaled $16.1 million, $15.8 million, and $13.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

During the year ended December 31, 2023, we acquired a leasehold interest in land, buildings and improvements for $13.0 million, which is included in Net cash used in investing activities on the consolidated statements of cash flows. The lease was determined to be a finance lease due to our intention to acquire the land, buildings and improvements upon lease expiration in 20 years. During the year ended December 31, 2023, we recognized $0.2 million of rent expense for this finance lease, which is included in Depreciation and amortization on our consolidated statements of income.

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

W. P. Carey 2023 10-K – 83

Notes to Consolidated Financial Statements
Undiscounted Cash Flows

A reconciliation of the undiscounted cash flows for operating leases recorded on the consolidated balance sheet within Accounts payable, accrued expenses and other liabilities as of December 31, 2023 is as follows (in thousands):

Years Ending December 31,	Total
2024	$13,706
2025	13,892
2026	13,847
2027	14,036
2028	13,924
Thereafter	227,376
Total lease payments	296,781
Less: amount of lease payments representing interest	(158,048)
Present value of future lease payments/lease obligations	$138,733

Land, Buildings and Improvements — Operating Properties

At December 31, 2023, Land, buildings and improvements — operating properties consisted of our investments in 80 consolidated self-storage properties, five consolidated hotels, and two consolidated student housing properties. At December 31, 2022, Land, buildings and improvements — operating properties consisted of our investments in 75 consolidated self-storage properties, two consolidated student housing properties, and one consolidated hotel. Below is a summary of our Land, buildings and improvements — operating properties (in thousands):

	December 31,
	2023	2022
Land	$150,084	$122,317
Buildings and improvements	1,104,635	955,009
Real estate under construction	1,530	18,566
Less: Accumulated depreciation	(80,057)	(28,295)
	$1,176,192	$1,067,597

As described above under Land, Buildings and Improvements — Net Lease and Other, on January 31, 2023, the master lease expired on certain hotel properties previously classified as net-lease properties, which converted to operating properties. As a result, in February 2023, we reclassified 12 consolidated hotel properties with an aggregate carrying value of $164.6 million from Land, buildings and improvements — net lease and other to Land, buildings and improvements — operating properties. We sold eight of these hotel properties during the third and fourth quarters of 2023. As a result of these dispositions, the carrying value of our Land, buildings and improvements — operating properties decreased by $89.7 million from December 31, 2022 to December 31, 2023 (Note 17).

During the year ended December 31, 2023, the U.S. dollar weakened against the British pound sterling, resulting in an increase of $5.1 million in the carrying value of our Land, buildings and improvements — operating properties from December 31, 2022 to December 31, 2023.

During the year ended December 31, 2023, we completed a student housing development project and reclassified $25.5 million from real estate under construction to buildings and improvements attributable to operating properties.

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements attributable to operating properties was $29.8 million, $11.6 million, and $2.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

W. P. Carey 2023 10-K – 84

Notes to Consolidated Financial Statements
During the year ended December 31, 2023, we entered into the following self-storage operating property investments, which were deemed to be real estate asset acquisitions (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs
Little Rock, Arkansas (a)	1	6/22/2023	Self-Storage	$6,166
Houston, Texas	1	8/25/2023	Self-Storage	13,120
Knoxville and Springfield, Tennessee	2	12/8/2023	Self-Storage	15,580
Bastrop, Texas	1	12/15/2023	Self-Storage	12,443
	5			$47,309
__________
(a)We also committed to fund $3.6 million for an expansion at this facility, which is expected to be completed in the first quarter of 2024.

The aggregate purchase price allocation for investments disclosed above is as follows (dollars in thousands):

Total Capitalized Costs
Land	$13,547
Buildings and improvements	31,923
Intangible assets:
In-place lease (weighted-average expected life of 0.5 years)	1,839
$47,309

For the year ended December 31, 2023, Land, buildings and improvements — operating properties revenues totaling $180.3 million were comprised of $164.5 million in lease revenues and $15.8 million in other income (such as food and beverage revenue) from 80 consolidated self-storage properties, 13 consolidated hotels, and two consolidated student housing properties. For the year ended December 31, 2022, Land, buildings and improvements — operating properties revenues totaling $59.2 million were comprised of $54.4 million in lease revenues and $4.8 million in other income (such as food and beverage revenue) from 75 consolidated self-storage, two consolidated student housing properties and one consolidated hotel. For the year ended December 31, 2021, Land, buildings and improvements — operating properties revenues totaling $13.5 million were comprised of $11.2 million in lease revenues and $2.3 million in other income from ten consolidated self-storage properties and one consolidated hotel. We derive self-storage revenue primarily from rents received from customers who rent storage space under month-to-month leases for personal or business use. We derive hotel revenue primarily from room rentals, as well as food, beverage, and other services. We earn student housing operating revenue primarily from leases of one year or less with individual students.

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	December 31,
	2023	2022
Land, buildings and improvements — net lease and other	$46,986	$47,134
In-place lease intangible assets and other	5,222	10,854
Above-market rent intangible assets	8,374	3,210
Accumulated depreciation and amortization	(23,460)	(3,254)
Assets held for sale, net	$37,122	$57,944

At December 31, 2023, we had two properties classified as Assets held for sale, net, with an aggregate carrying value of $37.1 million. We sold both of these properties in January 2024 for gross proceeds of $36.6 million (Note 19). At December 31, 2022, we had three properties classified as Assets held for sale, net, with an aggregate carrying value of $57.9 million. These properties were sold in 2023.

W. P. Carey 2023 10-K – 85

Notes to Consolidated Financial Statements
Note 7. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in finance leases and loans receivable (net of allowance for credit losses). Operating leases are not included in finance receivables. See Note 2 and Note 6 for information on ROU operating lease assets recognized in our consolidated balance sheets.

Finance Receivables

Net investments in finance leases and loans receivable are summarized as follows (in thousands):

	Maturity Date	December 31,
		2023	2022
Net investments in sales-type leases (a)	2024 – 2034	$835,734	$—
Net investments in direct financing leases (b)	2024 – 2036	431,328	498,313
Sale-leaseback transactions accounted for as loans receivable (c)	2038 – 2052	236,611	234,198
Secured loans receivable (d)	2024	11,250	39,250
		$1,514,923	$771,761
__________
(a)These investments are assessed for credit loss allowances but no such allowances were recorded as of December 31, 2023 or 2022.
(b)Amounts are net of allowance for credit losses, as disclosed below under Net Investments in Direct Financing Leases.
(c)These investments are accounted for as loans receivable in accordance with ASC 310, Receivables and ASC 842, Leases. Maturity dates reflect the current lease maturity dates. Amounts are net of allowance for credit losses of $0.8 million as of December 31, 2023. No such allowance was recorded as of December 31, 2022.
(d)Amounts are net of allowance for credit losses of $2.1 million as of both December 31, 2023 and 2022.

During the year ended December 31, 2023, the U.S. dollar weakened against the euro, resulting in a $27.7 million increase in the carrying value of Net investments in finance leases and loans receivable from December 31, 2022 to December 31, 2023.

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	December 31,
	2023	2022
Lease payments receivable	$285,512	$332,618
Unguaranteed residual value	434,234	470,839
	719,746	803,457
Less: unearned income	(251,441)	(296,411)
Less: allowance for credit losses (a)	(36,977)	(8,733)
	$431,328	$498,313
__________
(a)During the years ended December 31, 2023 and 2022, we recorded a net allowance for credit losses of $28.2 million and a net release of allowance for credit losses of $3.9 million, respectively, on our net investments in direct financing leases due to (i) the declining financial position of one of our top ten tenants during the year ended December 31, 2023 and (ii) changes in credit quality for certain other tenants, which was included within Other gains and (losses) in our consolidated statements of income.

2023 — Income from direct financing leases, which is included in Income from finance leases and loans receivable in the consolidated financial statements, was $49.9 million for the year ended December 31, 2023.

During the year ended December 31, 2023, we reclassified five properties with a carrying value of $25.4 million from Net investments in finance leases and loans receivable to Real estate in connection with changes in lease classifications due to extensions of the underlying leases (Note 6).

W. P. Carey 2023 10-K – 86

Notes to Consolidated Financial Statements

2022 — Income from direct financing leases, which is included in Income from finance leases and loans receivable in the consolidated financial statements, was $53.0 million for the year ended December 31, 2022.

As discussed in Note 4, we acquired one consolidated property subject to a direct financing lease in the CPA:18 Merger, which increased the carrying value of our Net investments in finance leases and loans receivable by $10.5 million during the year ended December 31, 2022.

2021 — Income from direct financing leases, which was included in Income from finance leases and loans receivable in the consolidated financial statements, was $63.2 million for the year ended December 31, 2021.

Net Investments in Sales-Type Leases

On February 28, 2023, the tenant occupying our portfolio of 78 net-lease self-storage properties located in the United States provided notice of its intention to exercise its option to repurchase the properties. The purchase price will be calculated using the U.S. CPI as of the closing date. In accordance with ASC 842, Leases, we reclassified these net-lease assets to net investments in sales-type leases totaling $451.4 million on our consolidated balance sheets (based on the present value of remaining rents and estimated purchase price, using the CPI rates as of the exercise notice date), since the tenant provided notice of its intention to exercise its purchase option. In connection with this transaction, we reclassified the following amounts to Net investments in finance leases and loans receivable: (i) $393.7 million from Land, buildings and improvements — net lease and other, (ii) $36.6 million from In-place lease intangible assets and other, (iii) $22.4 million from Above-market rent intangible assets, (iv) $18.5 million from Below-market rent and other intangible liabilities, net, and (v) $159.0 million from Accumulated depreciation and amortization. We recognized an aggregate Gain on sale of real estate, net, of $176.2 million during the year ended December 31, 2023 related to this transaction. We sold a portion of this portfolio in February 2024 (Note 19).

On October 16, 2023, the tenant occupying an industrial/office facility located in Nagold, Germany, provided notice of its intention to exercise its option to repurchase the property. In accordance with ASC 842, Leases, we reclassified this net-lease asset to net investments in sales-type leases totaling $20.6 million on our consolidated balance sheets (based on the estimated purchase price and the foreign currency exchange rate of the euro on the date of notice), since the tenant provided notice of its intention to exercise its purchase option. In connection with this transaction, we reclassified $20.6 million from net investments in direct financing leases to net investments in sales-type leases (both are included within Net investments in finance leases and loans receivable on our consolidated balance sheets). No gain or loss on sale of real estate was recognized related to this transaction.

On October 31, 2023, we entered into an agreement to sell our portfolio of 70 office properties located in Spain to the tenant occupying the properties. In accordance with ASC 842, Leases, we reclassified these net-lease assets to net investments in sales-type leases totaling $348.6 million on our consolidated balance sheets (based on the estimated purchase price and the foreign currency exchange rate of the euro on the agreement date), since this agreement resulted in a lease modification. In connection with this transaction, we reclassified the following amounts to Net investments in finance leases and loans receivable: (i) $269.0 million from Land, buildings and improvements — net lease and other, (ii) $57.4 million from In-place lease intangible assets and other, (iii) $21.7 million from Other assets, net, and (iv) $76.4 million from Accumulated depreciation and amortization. We recognized an aggregate Gain on sale of real estate, net, of $59.1 million during the year ended December 31, 2023 related to this transaction, reflecting balances of $14.6 million within Deferred income taxes and $3.2 million within Accounts payable, accrued expenses and other liabilities for this investment. This investment was sold in January 2024 (Note 19).

Earnings from our net investments in sales-type leases are included in Income from finance leases and loans receivable in the consolidated financial statements, and totaled $38.1 million for the year ended December 31, 2023. Prior to this reclassification to net investments in sales-type leases, earnings from this investment were recognized in Lease revenues in the consolidated financial statements.

W. P. Carey 2023 10-K – 87

Notes to Consolidated Financial Statements
Net investments in sales-type leases is summarized as follows (in thousands):

	December 31,
	2023	2022
Lease payments receivable (a)	$849,881	$—
	849,881	—
Less: unearned income	(14,147)	—
	$835,734	$—
__________
(a)Includes estimated purchase price and total rents owed.

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments) under non-cancelable direct financing leases and sales-type leases at December 31, 2023 are as follows (in thousands):

Years Ending December 31,	Total
2024 (a)	$896,949
2025	44,102
2026	42,939
2027	41,713
2028	34,737
Thereafter	74,953
Total	$1,135,393
__________
(a)Includes $849.9 million for the net investments in sales-type leases described above, representing the estimated purchase prices of the investments plus remaining rents. One investment was sold in January 2024 for gross proceeds of approximately $359 million (Note 19).

See Note 6 for scheduled future lease payments to be received under non-cancelable operating leases.

W. P. Carey 2023 10-K – 88

Notes to Consolidated Financial Statements
Loans Receivable

In August 2023, one of our secured loans receivable was repaid to us for $28.0 million. In connection with this repayment, we received an $0.6 million prepayment penalty from the borrower, which was included in Income from finance leases and loans receivable in the consolidated financial statements for the year ended December 31, 2023. This secured loan receivable was initially acquired in the CPA:18 Merger (Note 4).

During the year ended December 31, 2023, we recorded an allowance for credit losses of $0.8 million on our sale-leaseback transactions accounted for as loans receivable due to changes in economic conditions.

In September 2022, one of our secured loans receivable was repaid to us for $34.0 million. In connection with this repayment, we recorded a release of allowance for credit losses of $10.5 million since the loan principal was fully repaid.

During the year ended December 31, 2022, we entered into one sale-leaseback, which was deemed to be a loan receivable, at a cost of $19.8 million

During the year ended December 31, 2021, we entered into three sale-leasebacks, which were deemed to be loans receivable, at a total cost of $217.0 million.

Earnings from our loans receivable are included in Income from finance leases and loans receivable in the consolidated financial statements, and totaled $19.1 million, $21.2 million, and $4.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. During the year ended December 31, 2023, we reclassified certain assets to net investments in sales-type leases (which are considered finance receivables), as described above under Net Investments in Sales-Type Leases. At both December 31, 2023 and 2022, no material balances of our finance receivables were past due. Other than the lease extensions noted above under Net Investments in Direct Financing Leases, there were no material modifications of finance receivables during the year ended December 31, 2023.

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

A summary of our finance receivables by internal credit quality rating, excluding our allowance for credit losses, is as follows (dollars in thousands):

	Number of Tenants / Obligors at December 31,		Carrying Value at December 31,
Internal Credit Quality Indicator	2023	2022	2023	2022
1 – 3	18	19	$1,338,877	$664,761
4	8	8	215,953	117,833
5	—	—	—	—
			$1,554,830	$782,594

W. P. Carey 2023 10-K – 89

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

Net lease intangibles recorded in connection with property acquisitions during the year ended December 31, 2023 are described in Note 6.

In connection with certain business combinations, including the CPA:18 Merger (Note 4), we recorded goodwill as a result of consideration exceeding the fair values of the assets acquired and liabilities assumed (Note 2). The goodwill was attributed to our Real Estate reporting unit as it relates to the real estate assets we acquired in such business combinations. The following table presents a reconciliation of our goodwill (in thousands):

	Real Estate	Investment Management	Total
Balance at January 1, 2021	$881,484	$29,334	$910,818
Foreign currency translation adjustments	(9,289)	—	(9,289)
Balance at December 31, 2021	872,195	29,334	901,529
Acquisition of CPA:18 – Global (Note 4)	172,346	—	172,346
Foreign currency translation adjustments	(7,129)	—	(7,129)
Impairment charges (Note 10)	—	(29,334)	(29,334)
Balance at December 31, 2022	1,037,412	—	1,037,412
Allocation of goodwill distributed to NLOP (Note 3)	(61,737)	—	(61,737)
Foreign currency translation adjustments	2,614	—	2,614
Balance at December 31, 2023	$978,289	$—	$978,289

Current accounting guidance requires that we test for the recoverability of goodwill at the reporting unit level. The test for recoverability must be conducted at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We performed (i) our annual test for impairment in October 2023 and (ii) a test for impairment in connection with the Spin-Off in November 2023, for goodwill recorded in our Real Estate segment and found no impairment indicated.

W. P. Carey 2023 10-K – 90

Notes to Consolidated Financial Statements
Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	December 31,
	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$20,745	$(19,569)	$1,176	$19,812	$(19,144)	$668
	20,745	(19,569)	1,176	19,812	(19,144)	668
Lease Intangibles:
In-place lease	2,168,739	(934,138)	1,234,601	2,523,318	(1,061,235)	1,462,083
Above-market rent	706,773	(481,554)	225,219	833,751	(507,436)	326,315
	2,875,512	(1,415,692)	1,459,820	3,357,069	(1,568,671)	1,788,398
Goodwill
Goodwill	978,289	—	978,289	1,037,412	—	1,037,412
Total intangible assets	$3,874,546	$(1,435,261)	$2,439,285	$4,414,293	$(1,587,815)	$2,826,478

Finite-Lived Intangible Liabilities
Below-market rent	$(203,413)	$66,541	$(136,872)	$(293,160)	$125,287	$(167,873)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	—	—	—	(16,711)	—	(16,711)
Total intangible liabilities	$(203,413)	$66,541	$(136,872)	$(309,871)	$125,287	$(184,584)

During 2023, the U.S. dollar weakened against the euro, resulting in an increase of $18.8 million in the carrying value of our net intangible assets from December 31, 2022 to December 31, 2023. See Note 3 for a description of intangible assets and liabilities derecognized in connection with the Spin-Off. See Note 7 for a description of intangible assets and liabilities reclassified to net investments in sales-type leases during the year ended December 31, 2023.

Net amortization of intangibles, including the effect of foreign currency translation, was $247.5 million, $229.2 million, and $236.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of internal-use software development and in-place lease intangibles is included in Depreciation and amortization.

Based on the intangible assets and liabilities recorded at December 31, 2023, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Net Decrease in Lease Revenues	Increase to Amortization	Total
2024	$22,580	$131,143	$153,723
2025	19,957	117,599	137,556
2026	15,918	107,938	123,856
2027	12,654	102,445	115,099
2028	11,470	92,572	104,042
Thereafter	5,768	684,080	689,848
Total	$88,347	$1,235,777	$1,324,124

W. P. Carey 2023 10-K – 91

Notes to Consolidated Financial Statements
Note 9. Equity Method Investments

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

The following table sets forth our ownership interests in our equity method investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

		Ownership Interest at	Carrying Value at December 31,
Lessee/Fund/Description	Co-owner	December 31, 2023	2023	2022
Las Vegas Retail Complex (a)	Third Party	N/A	$235,979	$196,352
Johnson Self Storage	Third Party	90%	63,934	65,707
Kesko Senukai (b)	Third Party	70%	28,860	38,569
Harmon Retail Corner (c)	Third Party	15%	24,229	24,649
			$353,002	$325,277
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

We received aggregate distributions of $29.1 million, $27.8 million, and $18.6 million from our unconsolidated real estate investments for the years ended December 31, 2023, 2022, and 2021, respectively. At December 31, 2023 and 2022, the aggregate unamortized basis differences on our unconsolidated real estate investments were $18.0 million and $19.1 million, respectively.

Las Vegas Retail Complex

On June 10, 2021, we entered into an agreement to fund a construction loan of approximately $261.9 million for a retail complex in Las Vegas, Nevada, at an interest rate of 6.0% and term of 36 months. Through December 31, 2023, we funded $231.4 million, with the remaining amount expected to be funded in 2024. We hold a purchase option for two net-leased units at the complex upon its completion, as well as an equity purchase option to acquire a 47.5% equity interest in the partnership that owns the borrower. As of the agreement date, we did not deem the exercise of the purchase options to be reasonably certain.

W. P. Carey 2023 10-K – 92

Notes to Consolidated Financial Statements
In accordance with ASC 810, Consolidation, we determined that this loan will not be consolidated, but due to the characteristics of the arrangement (including our participation in expected residual profits), the risks and rewards of the agreement are similar to those associated with an investment in real estate rather than a loan. Therefore, the loan will be treated as an implied investment in real estate (i.e., an equity method investment in real estate) for accounting purposes in accordance with the acquisition, development and construction arrangement sub-section of ASC 310, Receivables. Equity income from this investment was $12.8 million and $10.1 million for the years ended December 31, 2023 and 2022, respectively, which was recognized within Earnings (losses) from equity method investments in our consolidated statements of income.

Managed Programs

We own interests in the Managed Programs and account for these interests under the equity method because, as their advisor, we do not exert control over, but we do have the ability to exercise significant influence over, the Managed Programs. Operating results of the Managed Programs are included in the Investment Management segment.

CPA:18 – Global — We received distributions from this investment during the years ended December 31, 2022 and 2021 of $1.6 million and $3.5 million, respectively. We received distributions from our investment in the CPA:18 – Global operating partnership during the years ended December 31, 2022 and 2021 of $8.7 million and $7.3 million, respectively (Note 5).

CESH — We have elected to account for our investment in 2.43% of CESH at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH on a one quarter lag; therefore, the balance of our equity method investment in CESH recorded as of December 31, 2023 is based on the estimated fair value of our investment as of September 30, 2023. The carrying amount of our investment in CESH was $1.3 million and $2.2 million as of December 31, 2023 and 2022, respectively. We received distributions from this investment during the years ended December 31, 2023, 2022, and 2021 of $1.2 million, $1.2 million, and $1.3 million, respectively.

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

Derivative Assets and Liabilities — Our derivative assets and liabilities, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are comprised of foreign currency collars, interest rate swaps, interest rate caps, and stock warrants (Note 11).

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

W. P. Carey 2023 10-K – 93

Notes to Consolidated Financial Statements
The stock warrants were measured at fair value using valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because these assets are not traded in an active market.

Equity Method Investment in CESH — We have elected to account for our investment in CESH, which is included in Equity method investments in the consolidated financial statements, at fair value by selecting the equity method fair value option available under GAAP (Note 9). We classified this investment as Level 3 because we primarily used valuation models that incorporate unobservable inputs to determine its fair value.

Investment in Shares of Lineage Logistics — We have elected to apply the measurement alternative under ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10) to account for our investment in shares of Lineage Logistics (a cold storage REIT), which is included in Other assets, net in the consolidated financial statements. Under this alternative, the carrying value is adjusted for any impairments or changes in fair value resulting from observable transactions for similar or identical investments in the issuer. We classified this investment as Level 3 because it is not traded in an active market. During the years ended December 31, 2022 and 2021, we recognized non-cash unrealized gains on our investment in shares of Lineage Logistics totaling $38.6 million and $76.3 million, respectively, due to secondary market transactions at a higher price per share, which was recorded within Other gains and (losses) in the consolidated financial statements. In addition, during the year ended December 31, 2022, we received cash dividends of $4.3 million from our investment in shares of Lineage Logistics, which was recorded within Non-operating income in the consolidated financial statements. The fair value of this investment was $404.9 million at both December 31, 2023 and 2022.

Investment in Shares of GCIF — We account for our investment in shares of GCIF, which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 2 because we used a quoted price from an inactive market to determine its fair value. During the year ended December 31, 2023, we received liquidating distributions from our investment in shares of GCIF totaling $1.0 million, which reduced the cost basis of our investment (in March 2021, GCIF announced its intention to liquidate and to distribute substantially all of its assets). The fair value of our investment in shares of GCIF was $0.8 million and $1.7 million at December 31, 2023 and 2022, respectively.

Investment in Preferred Shares of WLT — In January 2022, WLT redeemed in full our 1,300,000 shares of its preferred stock for gross proceeds of $65.0 million (based on the liquidation preference of $50.00 per share). Since this redemption was based on market conditions that existed as of December 31, 2021, during the year ended December 31, 2021, we recognized an unrealized gain on our investment in preferred shares of WLT of $18.7 million, which was recognized within Other comprehensive income (loss) in the consolidated financial statements. In January 2022, in connection with this redemption, we reclassified this $18.7 million unrealized gain from Accumulated other comprehensive loss to Other gains and (losses) in the consolidated financial statements (Note 14). During the year ended December 31, 2022, we received cash dividends of $0.9 million from our investment in preferred shares of WLT, which was recorded within Non-operating income in the consolidated financial statements.

Investment in Common Shares of WLT — In January 2022, we reclassified our investment in 12,208,243 shares of common stock of WLT from equity method investments to equity securities, since we no longer had significant influence over WLT, following the redemption of our investment in preferred shares of WLT, as described above. As a result, we accounted for this investment, which was included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 3 because it is not traded in an active market. We recognized non-cash unrealized gains of $49.2 million on our investment in shares of common stock of WLT during the year ended December 31, 2022, reflecting the most recently published net asset value of WLT, which was recorded within Other gains and (losses) in the consolidated financial statements. WLT completed its previously announced sale to private real estate funds in October 2022 and we received $82.6 million in cash proceeds. Upon completion of this transaction, we have no remaining interest in WLT.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the years ended December 31, 2023 or 2022. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

W. P. Carey 2023 10-K – 94

Notes to Consolidated Financial Statements
Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31, 2023		December 31, 2022
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2 and 3	$6,035,686	$5,598,423	$5,916,400	$5,238,588
Non-recourse mortgages, net (a) (b) (d)	3	579,147	572,553	1,132,417	1,109,449
__________
(a)The carrying value of Senior Unsecured Notes, net (Note 12) includes unamortized deferred financing costs of $21.0 million and $25.9 million at December 31, 2023 and 2022, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of less than $0.1 million at both December 31, 2023 and 2022.
(b)The carrying value of Senior Unsecured Notes, net includes unamortized discount of $20.1 million and $24.1 million at December 31, 2023 and 2022, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $4.3 million and $10.3 million at December 31, 2023 and 2022, respectively.
(c)For those Senior Unsecured Notes for which there are no observable market prices (specifically, our private placement Senior Unsecured Notes (Note 12)), we used a discounted cash flow model that estimates the present value of future loan payments by discounting such payments at current estimated market interest rates. We consider these notes to be within the Level 3 category. For all other Senior Unsecured Notes, we determined the estimated fair value using observed market prices in an open market, which may experience limited trading volume. We consider these notes to be within the Level 2 category.
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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility (Note 12), but excluding finance receivables (Note 7), had fair values that approximated their carrying values at both December 31, 2023 and 2022.

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

The following table presents information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Years Ended December 31,
	2023		2022		2021
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate and intangibles	$1,182,551	$86,411	$32,497	$39,119	$29,494	$24,246
Investment Management goodwill	—	—	—	29,334	—	—
Equity method investments	—	—	—	—	8,175	6,830
		$86,411		$68,453		$31,076

W. P. Carey 2023 10-K – 95

Notes to Consolidated Financial Statements
Impairment charges, and their related triggering events and fair value measurements, recognized during 2023, 2022, and 2021 were as follows:

Real Estate and Intangibles

The impairment charges described below are reflected within Impairment charges — real estate in our consolidated statements of income.

2023 — During the year ended December 31, 2023, we recorded an impairment charge of $47.3 million related to the 59 properties that were contributed to NLOP in the Spin-Off (Note 3). The fair value measurements for certain of these properties were determined by estimating discounted cash flows using the following unobservable inputs:

•Market rents ranging from $6 per square foot to $65 per square foot;
•Cash flow discount rates ranging from 6.5% to 12.0%; and
•Terminal capitalization rates ranging from 5.5% to 12.0%.

Additionally, the fair value measurements for certain of these properties approximated their estimated selling prices.

The fair value measurements for the non-recourse mortgages encumbering certain of the properties that were contributed to NLOP were determined using a discounted cash flow model that estimates the present value of the future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates consider interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor, and the time until maturity.

In addition, during the year ended December 31, 2023, we recognized impairment charges totaling $39.1 million on three office properties in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices. We sold one of these properties in October 2023.

2022 — During the year ended December 31, 2022, we recognized impairment charges totaling $39.1 million on 11 properties in order to reduce their carrying values to their estimated fair values, as follows:

•$12.4 million on three properties based on their estimated selling prices; we sold one of these properties in August 2022, one in March 2023, and one in January 2024 (Note 19);
•$10.9 million on a property due to changes in expected cash flows related to the existing tenant’s lease expiration in 2023. The fair value measurement was determined by estimating discounted cash flows using two significant unobservable inputs, which were the cash flow discount rate (14.0%) and terminal capitalization rate (11.0%); we sold this property in November 2023;
•$9.3 million on six Pendragon PLC properties in order to reduce the carrying values of the properties to their estimated fair values. The fair value measurements for the properties were determined using a direct capitalization rate analysis; the capitalization rate for the various scenarios ranged from 4.75% to 10.00%. In March 2022, we entered into a transaction to restructure certain leases with Pendragon PLC (a tenant at certain automotive dealerships in the United Kingdom). Under this restructuring, we extended the leases on 30 properties by 11 years (no change to rent) and entered into an agreement to dispose of 12 properties, with the tenant continuing to pay rent until the earlier of sale date or certain specified dates over the following 12 months; four of these properties were sold during 2022; and
•$6.5 million on a property due to a potential property vacancy.

2021 — During the year ended December 31, 2021, we recognized impairment charges totaling $24.2 million on two properties in order to reduce the carrying values of the properties to their estimated fair values, as follows:

•$16.3 million on a property due to the former tenant’s non-renewal of its lease expiring in 2022; the fair value measurement was determined by estimating discounted cash flows using four significant unobservable inputs, which were the cash flow discount rate (range of 7.00% to 9.00%), terminal capitalization rate (range of 6.00% to 7.00%), estimated market rents (range of $10 to $11 per square foot), and estimated capital expenditures ($100 per square foot); we sold this property in September 2022; and
•$7.9 million on a property due to a lease termination and resulting vacancy; the fair value measurement for the property was based on the sales prices for comparable properties; we sold this property in March 2023.

W. P. Carey 2023 10-K – 96

Notes to Consolidated Financial Statements
Investment Management Goodwill

The impairment charges described below are reflected within Impairment charges — Investment Management goodwill in our consolidated statements of income.

2022 — During the year ended December 31, 2022, we recognized an impairment charge of $29.3 million on goodwill within our Investment Management segment in order to reduce its carrying value to its estimated fair value of $0, since future Investment Management cash flows are expected to be minimal following the CPA:18 Merger (Note 4).

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

Note 11. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing liabilities, including our Senior Unsecured Credit Facility (Note 12) and unhedged variable-rate non-recourse mortgage loans. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, Senior Unsecured Notes, and other securities, due to changes in interest rates or other market factors. We own investments in North America, Europe, and Japan and are subject to risks associated with fluctuating foreign currency exchange rates.

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

W. P. Carey 2023 10-K – 97

Notes to Consolidated Financial Statements
derivative is reported in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. Amounts are reclassified out of Other comprehensive income (loss) into earnings (within Gain on sale of real estate, net, in our consolidated statements of income) when the hedged net investment is either sold or substantially liquidated.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both December 31, 2023 and 2022, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Foreign currency collars	Other assets, net	$14,103	$32,631	$—	$—
Interest rate swaps	Other assets, net	995	2,679	—	—
Interest rate cap	Other assets, net	—	14	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(4,029)	(1,445)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(1,678)	—
		15,098	35,324	(5,707)	(1,445)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	—	3,950	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(217)	(248)
		—	3,950	(217)	(248)
Total derivatives		$15,098	$39,274	$(5,924)	$(1,693)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive (Loss) Income (a)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2023	2022	2021
Foreign currency collars	$(21,112)	$13,013	$29,805
Interest rate swaps	(3,270)	3,068	4,198
Interest rate caps	(9)	16	6
Total	$(24,391)	$16,097	$34,009

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive (Loss) Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2023	2022	2021
Foreign currency collars	Non-operating income	$14,874	$17,483	$854
Interest rate swaps and caps (b)	Interest expense	1,956	(167)	(932)
Total		$16,830	$17,316	$(78)
__________
(a)Excludes net losses of $2.0 million, net gains of $3.6 million, and net gains of $1.3 million recognized on unconsolidated jointly owned investments for the years ended December 31, 2023, 2022, and 2021, respectively.

W. P. Carey 2023 10-K – 98

Notes to Consolidated Financial Statements
(b)Amount for the year ended December 31, 2021 excludes other comprehensive income totaling $3.1 million that was released from the consolidated financial statements (along with the related liability balances) upon the termination of interest rate swaps in connection with certain prepayments of non-recourse mortgage loans during the period (Note 12).

Amounts reported in Other comprehensive income (loss) related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Non-operating income when the hedged foreign currency contracts are settled. As of December 31, 2023, we estimate that an additional $0.9 million and $7.1 million will be reclassified as Interest expense and Non-operating income, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2023	2022	2021
Interest rate swaps	Interest expense	$(2,076)	$171	$1,592
Foreign currency collars	Non-operating income	(389)	6,574	1,503
Derivatives Not in Cash Flow Hedging Relationships
Stock warrants	Other gains and (losses)	(3,950)	(650)	(1,200)
Foreign currency collars	Other gains and (losses)	32	(248)	—
Total		$(6,383)	$5,847	$1,895

See below for information on our purposes for entering into derivative instruments.

Interest Rate Swaps and Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we generally seek long-term debt financing on a fixed-rate basis. However, from time to time, we have obtained, and may in the future obtain, variable-rate (i) non-recourse mortgage loans and (ii) unsecured term loans (Note 12), and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of a loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at December 31, 2023 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2023 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	4	513,092	EUR	$(1,411)
Interest rate swaps	4	31,011	USD	728
				$(683)
__________
(a)Fair value amounts are based on the exchange rate of the euro at December 31, 2023, as applicable.

W. P. Carey 2023 10-K – 99

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

The following table presents the foreign currency derivative contracts we had outstanding at December 31, 2023 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2023
Designated as Cash Flow Hedging Instruments
Foreign currency collars	63	288,000	EUR	$8,458
Foreign currency collars	41	26,500	GBP	1,616
Not Designated as Cash Flow Hedging Instruments
Foreign currency collars	4	20,000	EUR	(217)
				$9,857

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2023. At December 31, 2023, our total credit exposure and the maximum exposure to any single counterparty was $10.3 million and $2.6 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At December 31, 2023, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $5.9 million and $1.7 million at December 31, 2023 and 2022, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at December 31, 2023 or 2022, we could have been required to settle our obligations under these agreements at their aggregate termination value of $6.0 million and $1.7 million, respectively.

Net Investment Hedges

Certain borrowings under our Senior Unsecured Notes, Unsecured Revolving Credit Facility, and Unsecured Term Loans (all as defined in Note 12) denominated in euro, British pounds sterling, or Japanese yen are designated as, and are effective as, economic hedges of our net investments in foreign entities.

Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under our euro-denominated senior notes and changes in the value of our euro, Japanese yen, and British pound sterling borrowings under our Senior Unsecured Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. Such (losses) gains related to non-derivative net investment hedges were $(121.8) million, $214.3 million, and $255.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

W. P. Carey 2023 10-K – 100

Notes to Consolidated Financial Statements
Note 12. Debt

Term Loan Agreement

On April 24, 2023, we entered into a €500.0 million unsecured term loan maturing on April 24, 2026 (our “Unsecured Term Loan due 2026”), comprised of (i) a €300.0 million term loan (our “Term Loan due 2026”) and (ii) a €200.0 million delayed draw term loan (our “Delayed Draw Term Loan due 2026”), which was drawn in full at closing.

The Unsecured Term Loan due 2026 borrowing rate pursuant to the credit agreement is 85 basis points over EURIBOR, based on our credit ratings of BBB+ and Baa1. In conjunction with the closing of the Unsecured Term Loan due 2026, we executed variable-to-fixed interest rate swaps that fix the total per annum interest rate at 4.34% through the end of 2024, in the absence of any change to our credit ratings from their current levels of BBB+ and Baa1 (Note 11). The Unsecured Term Loan due 2026 was incorporated into the Senior Unsecured Credit Facility in December 2023.

Senior Unsecured Credit Facility

In January 2023, we entered into a Third Amendment to the credit agreement to transition from LIBOR to SOFR (Note 2).

On December 14, 2023, we amended and restated our multi-currency Senior Unsecured Credit Facility to (i) increase the capacity of our unsecured revolving credit facility (our “Unsecured Revolving Credit Facility”) from $1.8 billion to $2.0 billion and extend the maturity of this facility by four years to February 14, 2029, and (ii) refinance our £270.0 million term loan (our “GBP Term Loan due 2028”) and our €215.0 million term loan (our “EUR Term Loan due 2028”) by extending the maturity date of each term loan by three years to February 14, 2028, with an option to extend each of these term loans by up to an additional year, subject to certain customary conditions. We refer to these term loans collectively as the “Unsecured Term Loans due 2028.” We refer to our Unsecured Term Loan due 2026 and Unsecured Term Loans due 2028 collectively as our “Unsecured Term Loans.” We refer to our Unsecured Revolving Credit Facility and our Unsecured Term Loans collectively as our “Senior Unsecured Credit Facility.”

As of December 31, 2023, the aggregate principal amount (of revolving and term loans) available under the Senior Unsecured Credit Facility was able to be increased up to an amount not to exceed the U.S. dollar equivalent of $4.35 billion, subject to the conditions to increase set forth in our credit agreement.

At December 31, 2023, our Unsecured Revolving Credit Facility had available capacity of approximately $1.6 billion (net of amounts reserved for standby letters of credit totaling $6.5 million). We incur an annual facility fee of 0.15% of the total commitment on our Unsecured Revolving Credit Facility based on our credit ratings of BBB+ and Baa1, which is included within Interest expense in our consolidated statements of income.

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

Senior Unsecured Credit Facility	Interest Rate at December 31, 2023 (a)	Maturity Date at December 31, 2023	Principal Outstanding Balance at December 31,
			2023	2022
Unsecured Term Loans: (b)
Unsecured Term Loan due 2026 — borrowing in euros (c)	4.34%	4/24/2026	$552,500	$—
GBP Term Loan due 2028 — borrowing in British pounds sterling (d)	SONIA + 0.85%	2/14/2028	343,306	324,695
EUR Term Loan due 2028 — borrowing in euros (e)	EURIBOR + 0.85%	2/14/2028	237,575	229,319
			1,133,381	554,014
Unsecured Revolving Credit Facility:
Borrowing in euros (e)	EURIBOR + 0.775%	2/14/2029	386,750	258,117
Borrowing in Japanese yen (f)	TIBOR + 0.775%	2/14/2029	17,035	18,275
			403,785	276,392
			$1,537,166	$830,406
__________

W. P. Carey 2023 10-K – 101

Notes to Consolidated Financial Statements
(a)The applicable interest rate at December 31, 2023 was based on the credit rating for our Senior Unsecured Notes of BBB+/Baa1.
(b)Balances exclude unamortized discount of $7.4 million and $1.5 million at December 31, 2023 and 2022, respectively, and unamortized deferred financing costs of $0.4 million at December 31, 2023.
(c)Interest rate is subject to variable-to-fixed interest rate swaps that fix the total per annum interest rate at 4.34% through December 31, 2024.
(d)SONIA means Sterling Overnight Index Average.
(e)EURIBOR means Euro Interbank Offered Rate.
(f)TIBOR means Tokyo Interbank Offered Rate.

Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $6.1 billion at December 31, 2023 (the “Senior Unsecured Notes”).

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

Interest on the Senior Unsecured Notes is payable annually or semi-annually in arrears. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 20 to 35 basis points. The following table presents a summary of our Senior Unsecured Notes outstanding at December 31, 2023 (currency in thousands):

		Principal Amount	Coupon Rate	Maturity Date	Principal Outstanding Balance at December 31,
Senior Unsecured Notes, net (a)	Issue Date				2023	2022
4.6% Senior Notes due 2024	3/14/2014	$500,000	4.6%	4/1/2024	$500,000	$500,000
2.25% Senior Notes due 2024	1/19/2017	€500,000	2.25%	7/19/2024	552,500	533,300
4.0% Senior Notes due 2025	1/26/2015	$450,000	4.0%	2/1/2025	450,000	450,000
2.25% Senior Notes due 2026	10/9/2018	€500,000	2.25%	4/9/2026	552,500	533,300
4.25% Senior Notes due 2026	9/12/2016	$350,000	4.25%	10/1/2026	350,000	350,000
2.125% Senior Notes due 2027	3/6/2018	€500,000	2.125%	4/15/2027	552,500	533,300
1.35% Senior Notes due 2028	9/19/2019	€500,000	1.35%	4/15/2028	552,500	533,300
3.85% Senior Notes due 2029	6/14/2019	$325,000	3.85%	7/15/2029	325,000	325,000
3.41% Senior Notes due 2029	9/28/2022	€150,000	3.41%	9/28/2029	165,750	159,990
0.95% Senior Notes due 2030	3/8/2021	€525,000	0.95%	6/1/2030	580,125	559,965
2.4% Senior Notes due 2031	10/14/2020	$500,000	2.4%	2/1/2031	500,000	500,000
2.45% Senior Notes due 2032	10/15/2021	$350,000	2.45%	2/1/2032	350,000	350,000
3.7% Senior Notes due 2032	9/28/2022	€200,000	3.7%	9/28/2032	221,000	213,320
2.25% Senior Notes due 2033	2/25/2021	$425,000	2.25%	4/1/2033	425,000	425,000
					$6,076,875	$5,966,475
__________
(a)Aggregate balance excludes unamortized deferred financing costs totaling $21.1 million and $25.9 million, and unamortized discount totaling $20.1 million and $24.1 million at December 31, 2023 and 2022, respectively.

Covenants

The credit agreements for our Senior Unsecured Credit Facility, each of the Senior Unsecured Notes, and certain of our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. The credit agreement for our Senior Unsecured Credit Facility also contains various customary affirmative and negative covenants applicable to us and our subsidiaries, subject to materiality and other qualifications, baskets, and exceptions as outlined in the credit agreement. We were in compliance with all of these covenants at December 31, 2023.

W. P. Carey 2023 10-K – 102

Notes to Consolidated Financial Statements
We may make unlimited Restricted Payments (as defined in the credit agreement for our Senior Unsecured Credit Facility), as long as no non-payment default or financial covenant default has occurred before, or would on a pro forma basis occur as a result of, the Restricted Payment. In addition, we may make Restricted Payments in an amount required to (i) maintain our REIT status and (ii) as a result of that status, not pay federal or state income or excise tax, as long as the loans under the Credit Agreement have not been accelerated and no bankruptcy or event of default has occurred.

Obligations under the Unsecured Revolving Credit Facility may be declared immediately due and payable upon the occurrence of certain events of default as defined in the credit agreement for our Senior Unsecured Credit Facility, including failure to pay any principal when due and payable, failure to pay interest within five business days after becoming due, failure to comply with any covenant, representation or condition of any loan document, any change of control, cross-defaults, and certain other events as set forth in the credit agreement, with grace periods in some cases.

Non-Recourse Mortgages

Non-recourse mortgages consist of mortgage notes payable, which are collateralized by the assignment of real estate properties. For a list of our encumbered properties, please see Schedule III — Real Estate and Accumulated Depreciation. At December 31, 2023, the weighted-average interest rate for our total non-recourse mortgage notes payable was 4.6% (fixed-rate and variable-rate non-recourse mortgage notes payable were 4.5% and 5.6%, respectively), with maturity dates ranging from January 2024 to April 2039.

See Note 3 for a description of non-recourse mortgages derecognized in connection with the Spin-Off.

CPA:18 Merger

In connection with the CPA:18 Merger on August 1, 2022 (Note 4), we assumed property-level debt comprised of non-recourse mortgage loans with fair values totaling $900.2 million and recorded an aggregate fair market value net discount of $13.1 million. The fair market value net discount will be amortized to interest expense over the remaining lives of the related loans. These non-recourse mortgage loans had a weighted-average annual interest rate of 5.1% on the merger date.

Repayments During 2023

During the year ended December 31, 2023, we (i) repaid non-recourse mortgage loans at or close to maturity with an aggregate principal balance of approximately $268.1 million, and (ii) prepaid non-recourse mortgage loans totaling $99.8 million. We recognized an aggregate net loss on extinguishment of debt of $3.5 million on these repayments, which is included within Other gains and (losses) on our consolidated statements of income. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 4.9%.

Repayments During 2022

During the year ended December 31, 2022, we (i) repaid non-recourse mortgage loans at or close to maturity with an aggregate principal balance of approximately $104.7 million and (ii) prepaid non-recourse mortgage loans totaling $10.4 million. We recognized an aggregate net loss on extinguishment of debt of $1.3 million on these repayments, which is included within Other gains and (losses) on our consolidated statements of income. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 4.4%.

Interest Paid

For the years ended December 31, 2023, 2022, and 2021, interest paid was $269.7 million, $191.0 million, and $190.8 million, respectively.

Foreign Currency Exchange Rate Impact

During the year ended December 31, 2023, the U.S. dollar weakened against the euro, resulting in an increase of $161.4 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2022 to December 31, 2023.

W. P. Carey 2023 10-K – 103

Notes to Consolidated Financial Statements
Scheduled Debt Principal Payments

Scheduled debt principal payments as of December 31, 2023 are as follows (in thousands):

Years Ending December 31,	Total
2024	$1,278,749
2025	707,259
2026	1,547,876
2027	553,168
2028	1,134,088
Thereafter through 2039	2,976,345
Total principal payments	8,197,485
Unamortized discount, net	(31,817)
Unamortized deferred financing costs	(21,486)
Total	$8,144,182

Certain amounts are based on the applicable foreign currency exchange rate at December 31, 2023.

Note 13. Commitments and Contingencies

At December 31, 2023, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 14. Equity

Common Stock

Dividends paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. Our dividends per share are summarized as follows:

	Dividends Paid
	During the Years Ended December 31,
	2023	2022	2021
Ordinary income	$3.8233	$4.0329	$3.3300
Return of capital	0.8671	0.1718	0.5407
Capital gains	0.3443	0.0273	0.3253
Total dividends paid (a)	$5.0347	$4.2320	$4.1960
__________
(a)Amount for the year ended December 31, 2023 includes a distribution of $0.7627 per share representing the taxable distribution of shares of NLOP that occurred in conjunction with the Spin-Off on November 1, 2023 (Note 3). The per share distribution rate is based on the exchange ratio of one share of NLOP distributed for every 15 shares of WPC held and the fair market value of NLOP shares distributed in the Spin-Off, which was determined to be $11.44 per NLOP share, using a three-day volume weighted average price.

During the fourth quarter of 2023, our Board declared a quarterly dividend of $0.860 per share, which was paid on January 16, 2024 to stockholders of record as of December 29, 2023.

W. P. Carey 2023 10-K – 104

Notes to Consolidated Financial Statements
Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Net income – basic and diluted	$708,334	$599,139	$409,988

Weighted-average shares outstanding – basic	215,369,777	199,633,802	182,486,476
Effect of dilutive securities	390,719	793,322	640,622
Weighted-average shares outstanding – diluted	215,760,496	200,427,124	183,127,098

For the years ended December 31, 2023, 2022, and 2021, potentially dilutive securities excluded from the computation of diluted earnings per share were insignificant.

Acquisitions of Noncontrolling Interests

On May 30, 2023, we acquired the remaining 3% interest in an international jointly owned investment (which we already consolidated) from the noncontrolling interest holders for nominal consideration, bringing our ownership interest to 100%. No gain or loss was recognized on the transaction. We recorded an adjustment of approximately $1.2 million to Additional paid-in capital in our consolidated statements of equity for the year ended December 31, 2023 related to the difference between the consideration transferred and the carrying value of the noncontrolling interest related to this investment.

On July 18, 2023, we acquired the remaining 10% interest in a domestic jointly owned investment (which we already consolidated) from the noncontrolling interest holders for $2.4 million, bringing our ownership interest to 100%. No gain or loss was recognized on the transaction. We recorded an adjustment of approximately $2.5 million to Additional paid-in capital in our consolidated statements of equity for the three and year ended December 31, 2023 related to the difference between the consideration transferred and the carrying value of the noncontrolling interest related to this investment.

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

The following table sets forth certain information regarding the issuance of shares of our common stock under our prior ATM Program during the periods presented (net proceeds in thousands):

	Years Ended December 31,
	2023	2022	2021
Shares of common stock issued	—	2,740,295	4,690,073
Weighted-average price per share	$—	$80.79	$73.42
Net proceeds	$—	$218,081	$339,968

Forward Equity

We settled the ATM Forwards in full prior to the maturity date of each ATM Forward via physical delivery of the outstanding shares of common stock in exchange for cash proceeds. The forward sale price that we received upon physical settlement of the ATM Forwards was (i) subject to adjustment on a daily basis based on a floating interest rate factor equal to a specified daily rate less a spread (i.e., if the specified daily rate is less than the spread on any day, the interest rate factor will result in a daily reduction of the applicable forward sale price) and (ii) decreased based on amounts related to expected dividends on shares of our common stock during the term of the ATM Forwards.

W. P. Carey 2023 10-K – 105

Notes to Consolidated Financial Statements
We determined that our ATM Forwards met the criteria for equity classification and were therefore exempt from derivative accounting. We recorded the ATM Forwards at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.

From time to time, we have entered into underwriting agreements and forward sale agreements with syndicates of banks acting as underwriters, forward sellers, and/or forward purchasers in connection with public offerings of our common stock (the “Equity Forwards”). At the closing of these transactions, the offered shares were borrowed from third parties by the banks acting as forward purchasers and sold to the underwriters for distribution at the respective gross offering prices. As a result of this forward construct, we did not receive any proceeds from the sale of shares at the closing of each offering, but rather at later settlement dates. We have determined that the forward sale agreements meet the criteria for equity classification and are therefore exempt from derivative accounting. We recorded the forward sale agreements at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification. We settled all of our Equity Forwards during the reporting period.

The following table sets forth certain information regarding the settlement of our forward equity during the periods presented (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Shares of common stock delivered	7,826,840	3,925,000	9,798,209
Net proceeds	$633,785	$284,259	$697,044

W. P. Carey 2023 10-K – 106

Notes to Consolidated Financial Statements
Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Balance at January 1, 2021	$(18,937)	$(220,969)	$—	$(239,906)
Other comprehensive income before reclassifications	35,227	(35,736)	18,688	18,179
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	932	—	—	932
Non-operating income	(854)	—	—	(854)
Total	78	—	—	78
Net current period other comprehensive income	35,305	(35,736)	18,688	18,257
Net current period other comprehensive income attributable to noncontrolling interests	(21)	—	—	(21)
Balance at December 31, 2021	16,347	(256,705)	18,688	(221,670)
Other comprehensive loss before reclassifications	37,048	(63,149)	—	(26,101)
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(17,483)	—	—	(17,483)
Interest expense	167	—	—	167
Other gains and (losses) (Note 10)	—	—	(18,688)	(18,688)
Total	(17,316)	—	(18,688)	(36,004)
Net current period other comprehensive loss	19,732	(63,149)	(18,688)	(62,105)
Net current period other comprehensive income attributable to noncontrolling interests	—	(5)	—	(5)
Balance at December 31, 2022	36,079	(319,859)	—	(283,780)
Other comprehensive income before reclassifications	(9,599)	19,758	—	10,159
Other comprehensive income derecognized in connection with the Spin-Off (Note 3)	—	35,664	—	35,664
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(14,874)	—	—	(14,874)
Interest expense	(1,956)	—	—	(1,956)
Total	(16,830)	—	—	(16,830)
Net current period other comprehensive income	(26,429)	55,422	—	28,993
Net current period other comprehensive income attributable to noncontrolling interests	—	(80)	—	(80)
Balance at December 31, 2023	$9,650	$(264,517)	$—	$(254,867)

See Note 11 for additional information on our derivatives activity recognized within Other comprehensive income (loss) for the periods presented.

W. P. Carey 2023 10-K – 107

Notes to Consolidated Financial Statements
Note 15. Stock-Based and Other Compensation

Stock-Based Compensation

At December 31, 2023, we maintained the stock-based compensation plans described below. The total compensation expense (net of forfeitures) for awards issued under these plans was $34.5 million, $32.8 million, and $24.9 million for the years ended December 31, 2023, 2022, and 2021, respectively, which was included in Stock-based compensation expense in the consolidated financial statements. The tax (expense) benefit recognized by us related to these awards totaled $(4.3) million and $0.8 million for the years ended December 31, 2022 and 2021, respectively. No such benefit was recorded during the year ended December 31, 2023. The tax (expenses) benefits for the years ended December 31, 2022 and 2021 were reflected as a deferred tax (expense) benefit within Provision for income taxes in the consolidated financial statements.

2017 Share Incentive Plan

We maintain the 2017 Share Incentive Plan, which authorizes the issuance of up to 4,000,000 shares of our common stock. The 2017 Share Incentive Plan provides for the grant of various stock- and cash-based awards, including (i) share options, (ii) RSUs, (iii) PSUs, (iv) RSAs, and (v) dividend equivalent rights. At December 31, 2023, 1,646,877 shares remained available for issuance under the 2017 Share Incentive Plan, which is more fully described in the 2019 Annual Report.

Nonvested RSAs, RSUs, and PSUs at December 31, 2023 and changes during the years ended December 31, 2023, 2022, and 2021 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2021	260,977	$74.75	262,013	$88.99
Granted	194,940	66.40	134,290	86.19
Vested (a)	(137,267)	71.99	(151,678)	76.04
Forfeited	(11,656)	60.98	(16,463)	93.91
Adjustment (b)	—	—	170,093	71.17
Nonvested at December 31, 2021	306,994	71.21	398,255	86.86
Granted	235,348	80.28	144,311	104.97
Vested (a)	(154,028)	72.80	(165,615)	92.16
Forfeited	(12,016)	75.93	(4,262)	98.26
Adjustment (b)	—	—	159,092	80.90
Nonvested at December 31, 2022	376,298	74.78	531,781	89.14
Granted (c)	260,193	82.43	150,989	144.54
Vested (a)	(173,883)	76.50	(218,147)	104.65
Forfeited	(3,581)	82.58	(3,487)	107.72
Adjustment (b)	(11,669)	80.75	65,277	113.99
Nonvested at December 31, 2023 (d)	447,358	$77.69	526,413	$105.92
__________
(a)The grant date fair value of shares vested during the years ended December 31, 2023, 2022, and 2021 was $36.1 million, $26.5 million, and $21.4 million, respectively. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At December 31, 2023 and 2022, we had an obligation to issue 1,196,955 and 1,181,947 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $62.0 million and $57.0 million, respectively.
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

W. P. Carey 2023 10-K – 108

Notes to Consolidated Financial Statements
(c)The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period. To estimate the fair value of PSUs granted during the year ended December 31, 2023, we used a risk-free interest rate of 3.8%, an expected volatility rate of 38.2%, and assumed a dividend yield of zero.
(d)At December 31, 2023, total unrecognized compensation expense related to these awards was approximately $41.9 million, with an aggregate weighted-average remaining term of 1.9 years.

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

In connection with the Spin-Off (Note 3), each RSU and PSU outstanding at November 1, 2023 received an equitable adjustment equal to the ratio of the five-day volume weighted average per-share price of our common stock prior to the Spin-Off divided by the five-day volume weighted average per-share of our common stock following the Spin-Off. Concurrently, our Board approved amending the performance vesting conditions assigned to the 2021 and 2022 PSU outstanding awards. The equitable adjustment and the amended performance vesting conditions were considered modifications in accordance with the provisions of ASC 718, Compensation-Stock Compensation. As a result, we compared the fair value of each award immediately prior to the modification to the fair value immediately after the modification to measure incremental compensation cost, if any. The modification resulted in minimal incremental fair value. The table above is inclusive of these adjustments.

Employee Share Purchase Plan

We sponsor an employee share purchase plan (“ESPP”) pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain limits, to purchase our common stock semi-annually at a price equal to 90% of the fair market value at certain plan defined dates. Compensation expense under this plan for each of the years ended December 31, 2023, 2022, and 2021 was less than $0.1 million. Cash received from purchases under the ESPP during the years ended December 31, 2023, 2022, and 2021 was $0.3 million, $0.2 million, and $0.3 million, respectively.

Profit-Sharing Plan

We sponsor a qualified profit-sharing plan and trust that generally permits all employees, as defined by the plan, to make pre-tax contributions into the plan. We are under no obligation to contribute to the plan and the amount of any contribution is determined by and at the discretion of our Board. In December 2023, 2022, and 2021, our Board determined that the contribution to the plan for each of those respective years would be 10% of an eligible participant’s cash compensation, up to the legal maximum allowable in each of those years of $33,000 for 2023, $30,500 for 2022, and $29,000 for 2021. For the years ended December 31, 2023, 2022, and 2021, amounts expensed for contributions to the trust were $2.6 million, $2.3 million, and $2.2 million, respectively, which were included in General and administrative expenses in the consolidated financial statements. The profit-sharing plan is a deferred compensation plan and is therefore considered to be outside the scope of current accounting guidance for stock-based compensation.

W. P. Carey 2023 10-K – 109

Notes to Consolidated Financial Statements
Note 16. Income Taxes

Income Tax Provision

The components of our provision for income taxes for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Federal
Current	$(291)	$5,329	$(405)
Deferred	—	13	17
	(291)	5,342	(388)
State and Local
Current	3,456	3,388	3,008
Deferred	—	—	(30)
	3,456	3,388	2,978
Foreign
Current	41,085	27,077	30,599
Deferred	(198)	(8,083)	(4,703)
	40,887	18,994	25,896
Total Provision for Income Taxes	$44,052	$27,724	$28,486

A reconciliation of effective income tax for the periods presented is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Pre-tax income attributable to taxable subsidiaries (a)	$73,669	$55,604	$37,861

Federal provision at statutory tax rate (21%)	$15,471	$11,677	$7,951
Change in valuation allowance	9,970	8,082	13,178
State and local taxes, net of federal benefit	3,517	2,920	2,713
Non-deductible expense	3,201	6,972	3,148
Rate differential	1,357	(387)	(232)
Windfall tax benefit	—	(1,896)	(1,375)
Other	10,536	356	3,103
Total provision for income taxes	$44,052	$27,724	$28,486
__________
(a)Pre-tax income attributable to taxable subsidiaries for 2022 includes taxable income, recognized in connection with the CPA:18 Merger, associated with the accelerated vesting of shares previously issued by CPA:18 – Global to us for asset management services performed.

W. P. Carey 2023 10-K – 110

Notes to Consolidated Financial Statements
Deferred Income Taxes

Deferred income taxes at December 31, 2023 and 2022 consist of the following (in thousands):

	December 31,
	2023	2022
Deferred Tax Assets
Net operating loss and other tax credit carryforwards	$52,375	$63,454
Basis differences — foreign investments	35,553	62,099
Unearned and deferred compensation	—	643
Other	1,017	1,242
Total deferred tax assets	88,945	127,438
Valuation allowance	(69,800)	(106,185)
Net deferred tax assets	19,145	21,253
Deferred Tax Liabilities
Basis differences — foreign investments	(181,277)	(179,761)
Total deferred tax liabilities	(181,277)	(179,761)
Net Deferred Tax Liability	$(162,132)	$(158,508)

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

As of December 31, 2023, U.S. federal and state net operating loss carryforwards were $17.3 million and $11.3 million, respectively, which will begin to expire in 2033. As of December 31, 2023, net operating loss carryforwards in foreign jurisdictions were $70.2 million, which will begin to expire in 2024.

The net deferred tax liability in the table above is comprised of deferred tax asset balances, net of certain deferred tax liabilities and valuation allowances, of $18.5 million and $20.5 million at December 31, 2023 and 2022, respectively, which are included in Other assets, net in the consolidated balance sheets, and other deferred tax liability balances of $180.7 million and $179.0 million at December 31, 2023 and 2022, respectively, which are included in Deferred income taxes in the consolidated balance sheets.

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

W. P. Carey 2023 10-K – 111

Notes to Consolidated Financial Statements
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2023	2022
Beginning balance	$6,218	$5,994
Decrease due to lapse in statute of limitations	(1,622)	(2,847)
Addition based on tax positions related to the prior year	369	543
Foreign currency translation adjustments	221	(407)
Decrease due to Spin-Off	(117)	—
Addition based on tax positions related to the current year	43	241
Increase due to CPA:18 Merger	—	2,694
Ending balance	$5,112	$6,218

At December 31, 2023 and 2022, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on our effective income tax rate in future periods. These unrecognized tax benefits are recorded as liabilities within Accounts payable, accrued expenses and other liabilities on our consolidated balance sheets. We recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2023 and 2022, we had approximately $1.3 million and $1.6 million, respectively, of accrued interest related to uncertain tax positions.

Income Taxes Paid

Income taxes paid were $38.6 million, $42.6 million, and $44.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Investment Management Operations

Prior to the CPA:18 Merger, we conducted our investment management services in our Investment Management segment through TRSs. Our use of TRSs enabled us to engage in certain businesses while complying with the REIT qualification requirements and also allowed us to retain income generated by these businesses for reinvestment without the requirement to distribute those earnings. Certain of our inter-company transactions that have been eliminated in consolidation for financial accounting purposes were also subject to taxation.

Tax authorities in the relevant jurisdictions may select our tax returns for audit and propose adjustments before the expiration of the statute of limitations. Our tax returns filed for tax years 2018 through 2022 or any ongoing audits remain open to adjustment in the major tax jurisdictions.

W. P. Carey 2023 10-K – 112

Notes to Consolidated Financial Statements
Note 17. Property Dispositions

We have an active capital recycling program, with a goal of extending the average lease term through reinvestment, improving portfolio credit quality through dispositions and acquisitions of assets, increasing the asset criticality factor in our portfolio, and/or executing strategic dispositions of assets. We may decide to dispose of a property when it is vacant as a result of tenants vacating space, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment or, in certain instances, when we sell a property back to the tenant. When it is appropriate to do so, we classify the property as an asset held for sale on our consolidated balance sheet.

In addition, we implemented the Office Sale Program in September 2023, which is targeted to be completed in the first half of 2024 (Note 1).

All property dispositions are recorded within our Real Estate segment and are also discussed in Note 6. These dispositions exclude properties contributed to NLOP in the Spin-Off (Note 3).

2023 — During the year ended December 31, 2023, we sold 31 properties for total proceeds, net of selling costs, of $446.4 million, and recognized a net gain on these sales totaling $80.7 million (inclusive of income taxes totaling $1.6 million recognized upon sale). Eight of the properties sold during 2023 were hotel operating properties.

This disposition activity includes the sale of eight properties under the Office Sale Program for total proceeds, net of selling costs, of $216.9 million, resulting in a net gain on these sales totaling $3.6 million.

2022 — During the year ended December 31, 2022, we sold 23 properties for total proceeds, net of selling costs, of $234.7 million, and recognized a net gain on these sales totaling $43.5 million (inclusive of income taxes totaling $5.3 million recognized upon sale). This disposition activity included two properties acquired in the CPA:18 Merger, one of which was classified as assets held for sale and sold in August 2022 (Note 4).

2021 — During the year ended December 31, 2021, we sold 24 properties for total proceeds, net of selling costs, of $163.6 million, and recognized a net gain on these sales totaling $40.4 million (inclusive of income taxes totaling $4.7 million recognized upon sale).

W. P. Carey 2023 10-K – 113

Notes to Consolidated Financial Statements
Note 18. Segment Reporting

We evaluate our results from operations by our two major business segments: Real Estate and Investment Management (Note 1). The following tables present a summary of comparative results and assets for these business segments (in thousands):

Real Estate

	Years Ended December 31,
	2023	2022	2021
Revenues
Lease revenues	$1,427,376	$1,301,617	$1,177,438
Income from finance leases and loans receivable	107,173	74,266	67,555
Operating property revenues	180,257	59,230	13,478
Other lease-related income	23,333	32,988	53,655
	1,738,139	1,468,101	1,312,126
Operating Expenses
Depreciation and amortization	574,212	503,403	475,989
General and administrative	96,027	88,952	81,888
Operating property expenses	95,141	27,054	9,848
Impairment charges — real estate	86,411	39,119	24,246
Reimbursable tenant costs	81,939	73,622	62,417
Property expenses, excluding reimbursable tenant costs	44,451	50,753	47,898
Stock-based compensation expense	34,504	32,841	24,881
Merger and other expenses	4,954	19,384	(4,597)
	1,017,639	835,128	722,570
Other Income and Expenses
Gain on sale of real estate, net	315,984	43,476	40,425
Interest expense	(291,852)	(219,160)	(196,831)
Other gains and (losses)	(36,427)	97,149	(13,676)
Non-operating income	21,429	30,289	13,778
Earnings (losses) from equity method investments in real estate	19,575	16,221	(19,649)
Gain on change in control of interests	—	11,405	—
	28,709	(20,620)	(175,953)
Income before income taxes	749,209	612,353	413,603
Provision for income taxes	(44,442)	(21,407)	(28,703)
Net Income from Real Estate	704,767	590,946	384,900
Net loss (income) attributable to noncontrolling interests	70	657	(134)
Net Income from Real Estate Attributable to W. P. Carey	$704,837	$591,603	$384,766

W. P. Carey 2023 10-K – 114

Notes to Consolidated Financial Statements
Investment Management

	Years Ended December 31,
	2023	2022	2021
Revenues
Asset management revenue	$2,184	$8,467	$15,363
Other advisory income and reimbursements	667	—	—
Reimbursable costs from affiliates	368	2,518	4,035
	3,219	10,985	19,398
Operating Expenses
Reimbursable costs from affiliates	368	2,518	4,035
Impairment charges — Investment Management goodwill	—	29,334	—
Merger and other expenses	—	3	51
	368	31,855	4,086
Other Income and Expenses
Other gains and (losses)	243	(1,111)	791
Non-operating income	13	20	82
Gain on change in control of interests	—	22,526	—
Earnings from equity method investments in the Managed Programs	—	13,288	8,820
	256	34,723	9,693
Income before income taxes	3,107	13,853	25,005
Benefit from (provision for) income taxes	390	(6,317)	217
Net Income from Investment Management Attributable to W. P. Carey	$3,497	$7,536	$25,222

Total Company

	Years Ended December 31,
	2023	2022	2021
Revenues	$1,741,358	$1,479,086	$1,331,524
Operating expenses	1,018,007	866,983	726,656
Other income and expenses	28,965	14,103	(166,260)
Provision for income taxes	(44,052)	(27,724)	(28,486)
Net loss (income) attributable to noncontrolling interests	70	657	(134)
Net income attributable to W. P. Carey	$708,334	$599,139	$409,988

	Total Assets at December 31,
	2023	2022
Real Estate	$17,966,126	$18,077,155
Investment Management	10,657	24,880
Total Company	$17,976,783	$18,102,035

W. P. Carey 2023 10-K – 115

Notes to Consolidated Financial Statements
Our portfolio is comprised of domestic and international investments. At December 31, 2023, our international investments within our Real Estate segment were comprised of investments in Poland, Germany, Spain, the Netherlands, the United Kingdom, Canada, Italy, France, Denmark, Croatia, Norway, Mexico, Finland, Belgium, Lithuania, Mauritius, Hungary, Slovakia, Portugal, the Czech Republic, Sweden, Austria, Japan, Latvia, and Estonia. No tenant or international country individually comprised at least 10% of our total lease revenues for the years ended December 31, 2023, 2022, or 2021, or at least 10% of our total long-lived assets at December 31, 2023 or 2022. Revenues and assets within our Investment Management segment are entirely domestic. The following tables present the geographic information for our Real Estate segment (in thousands):

	Years Ended December 31,
	2023	2022	2021
Revenues
Domestic	$1,151,644	$985,763	$860,961
International	586,495	482,338	451,165
Total	$1,738,139	$1,468,101	$1,312,126

	December 31,
	2023	2022
Long-lived Assets
Domestic	$9,049,540	$10,053,422
International	5,864,359	5,435,476
Total	$14,913,899	$15,488,898

Equity Investments in Real Estate
Domestic	$324,142	$286,708
International	28,860	38,569
Total	$353,002	$325,277

W. P. Carey 2023 10-K – 116

Notes to Consolidated Financial Statements
Note 19. Subsequent Events

Acquisitions

In January 2024, we completed two acquisitions totaling approximately $177.1 million. They are as follows:

•$29.6 million for two properties, a supermarket and its associated gas station, in Doncaster, United Kingdom; and
•$147.5 million for a portfolio of five industrial facilities in Italy.

Dispositions

Office Sale Program

In January 2024, we sold 71 properties pursuant to the Office Sale Program for gross proceeds of $387.8 million, including a portfolio of 70 government office properties located in Spain (Note 1, Note 7). The other property was classified as held for sale as of December 31, 2023 (Note 6).

Net-Lease Self-Storage Dispositions

In February 2024, we sold 16 net-lease self-storage properties leased to the same tenant for gross proceeds of $88.5 million. The remaining 62 properties in this portfolio are expected to be sold in multiple tranches during the first quarter of 2024 (Note 7).

Other Dispositions

In January and February 2024, we sold three other properties for gross proceeds of $14.5 million. One of these properties was classified as held for sale as of December 31, 2023 (Note 6).

Dividend from our Investment in Shares of Lineage Logistics

In January 2024, we received a cash dividend of $3.0 million from our investment in shares of Lineage Logistics (Note 10).

Mortgage Loan Repayments

In February 2024, we repaid at maturity two non-recourse mortgage loans totaling approximately $60.1 million.

W. P. Carey 2023 10-K – 117

W. P. CAREY INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2023, 2022, and 2021
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2023
Valuation reserve for deferred tax assets	$106,185	$19,107	$(55,492)	$69,800

Year Ended December 31, 2022
Valuation reserve for deferred tax assets	$108,812	$34,894	$(37,521)	$106,185

Year Ended December 31, 2021
Valuation reserve for deferred tax assets	$86,069	$40,895	$(18,152)	$108,812

W. P. Carey 2023 10-K – 118

W. P. CAREY INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Real Estate Subject to Operating Leases
Industrial facilities in Erlanger, KY	$—	$1,526	$21,427	$2,966	$(84)	$1,526	$24,309	$25,835	$15,989	1979; 1987	Jan. 1998	40 yrs.
Industrial facilities in Thurmont, MD and Farmington, NY	—	729	5,903	—	—	729	5,903	6,632	3,814	1964; 1983	Jan. 1998	15 yrs.
Warehouse facility in Commerce, CA	—	4,905	11,898	—	(3,043)	4,573	9,187	13,760	6,279	1948	Jan. 1998	40 yrs.
Industrial facility in Goshen, IN	—	239	940	—	—	239	940	1,179	650	1973	Jan. 1998	40 yrs.
Industrial facilities in Sylmar, CA	—	2,052	5,322	—	(1,889)	1,494	3,991	5,485	2,603	1962; 1979	Jan. 1998	40 yrs.
Retail facilities in the United States	—	9,382	—	238	14,483	9,025	15,078	24,103	11,286	Various	Jan. 1998	15 yrs.
Land in Glendora, CA	—	1,135	—	—	17	1,152	—	1,152	—	N/A	Jan. 1998	N/A
Warehouse facility in Doraville, GA	—	3,288	9,864	17,079	(11,410)	3,288	15,533	18,821	3,308	2016	Jan. 1998	40 yrs.
Warehouse facility in Corpus Christi, TX	—	3,490	72,497	3,513	(77,927)	288	1,285	1,573	835	1989	Jan. 1998	40 yrs.
Land in Irving and Houston, TX	—	9,795	—	—	—	9,795	—	9,795	—	N/A	Jan. 1998	N/A
Industrial facility in Chandler, AZ	—	5,035	18,957	8,373	516	5,035	27,846	32,881	17,537	1989	Jan. 1998	40 yrs.
Warehouse facility in Memphis, TN	—	1,882	3,973	294	(3,892)	328	1,929	2,257	1,700	1969	Jan. 1998	15 yrs.
Industrial facility in Romulus, MI	—	454	6,411	525	—	454	6,936	7,390	3,461	1970	Jan. 1998	10 yrs.
Retail facility in Bellevue, WA	—	4,125	11,812	393	(123)	4,371	11,836	16,207	7,425	1994	Apr. 1998	40 yrs.
Industrial facility in Winston-Salem, NC	—	1,860	12,539	3,075	(7,325)	925	9,224	10,149	6,051	1980	Sep. 2002	40 yrs.
Warehouse facility in Greenfield, IN	—	2,807	10,335	223	(8,383)	967	4,015	4,982	2,431	1995	Sep. 2004	40 yrs.
Warehouse facilities in Apopka, FL	—	362	10,855	1,195	(155)	337	11,920	12,257	5,155	1969	Sep. 2004	40 yrs.
Land in San Leandro, CA	—	1,532	—	—	—	1,532	—	1,532	—	N/A	Dec. 2006	N/A
Retail facility in Austin, TX	—	1,725	5,168	—	—	1,725	5,168	6,893	3,098	1995	Dec. 2006	29 yrs.
Retail facility in Wroclaw, Poland	—	3,600	10,306	—	(3,913)	2,763	7,230	9,993	2,867	2007	Dec. 2007	40 yrs.
Warehouse facility in Mallorca, Spain	—	11,109	12,636	—	(1,780)	10,257	11,708	21,965	3,973	2008	Jun. 2010	40 yrs.
Industrial facilities in Auburn, IN; Clinton Township, MI; and Bluffton, OH	—	4,403	20,298	—	(3,870)	2,589	18,242	20,831	6,553	1968; 1975; 1995	Sep. 2012; Jan. 2014	30 yrs.
Land in Irvine, CA	—	4,173	—	—	—	4,173	—	4,173	—	N/A	Sep. 2012	N/A
Industrial facility in Alpharetta, GA	—	2,198	6,349	1,247	—	2,198	7,596	9,794	2,967	1997	Sep. 2012	30 yrs.
Warehouse facility in St. Petersburg, FL	—	3,280	24,627	4,675	(20,393)	1,814	10,375	12,189	3,794	1996	Sep. 2012	30 yrs.
Retail facility in Baton Rouge, LA	—	4,168	5,724	3,200	—	4,168	8,924	13,092	3,510	2003	Sep. 2012	30 yrs.
Research and development facility in San Diego, CA	—	7,804	16,729	5,939	(832)	7,804	21,836	29,640	8,476	2002	Sep. 2012	30 yrs.
Industrial facility in Richmond, CA	—	895	1,953	—	—	895	1,953	2,848	734	1999	Sep. 2012	30 yrs.
Warehouse facilities in the United States	—	16,386	84,668	14,997	—	16,386	99,665	116,051	33,568	Various	Sep. 2012	30 yrs.
Industrial facilities in Rocky Mount, NC and Lewisville, TX	—	2,163	17,715	609	(8,389)	1,132	10,966	12,098	4,109	1948; 1989	Sep. 2012	30 yrs.
Industrial facilities in Chattanooga, TN	—	558	5,923	—	—	558	5,923	6,481	2,202	1974; 1989	Sep. 2012	30 yrs.

W. P. Carey 2023 10-K – 119

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Mooresville, NC	—	756	9,775	—	—	756	9,775	10,531	3,624	1997	Sep. 2012	30 yrs.
Industrial facility in McCalla, AL	—	960	14,472	42,662	(254)	2,076	55,764	57,840	14,475	2004	Sep. 2012	31 yrs.
Industrial facility in Fort Smith, AZ	—	1,063	6,159	—	—	1,063	6,159	7,222	2,259	1982	Sep. 2012	30 yrs.
Retail facilities in Greenwood, IN and Buffalo, NY	617	—	19,990	—	—	—	19,990	19,990	7,252	2000; 2003	Sep. 2012	30 - 31 yrs.
Industrial facilities in Bowling Green, KY and Jackson, TN	—	1,492	8,182	600	—	1,492	8,782	10,274	3,061	1989; 1995	Sep. 2012	31 yrs.
Education facility in Rancho Cucamonga, CA and laboratory facility in Exton, PA	—	14,006	33,683	9,659	(20,142)	6,638	30,568	37,206	9,521	2004	Sep. 2012	31 - 32 yrs.
Industrial facilities in St. Petersburg, FL; Buffalo Grove, IL; West Lafayette, IN; Excelsior Springs, MO; and North Versailles, PA	—	6,559	19,078	3,285	—	6,559	22,363	28,922	7,456	Various	Sep. 2012	31 yrs.
Industrial and warehouse facility in Mesquite, TX	—	2,702	13,029	1,450	—	2,702	14,479	17,181	928	1972	Sep. 2012	31 yrs.
Industrial facilities in Tolleson, AZ; Alsip, IL; and Solvay, NY	—	6,080	23,424	546	—	6,080	23,970	30,050	8,465	1990; 1994; 2000	Sep. 2012	31 yrs.
Retail facility in Memphis, TN	—	4,877	4,258	5,215	(2,353)	2,027	9,970	11,997	5,003	1990	Sep. 2012	31 yrs.
Warehouse facilities in Oceanside, CA and Concordville, PA	578	3,333	8,270	116	—	3,333	8,386	11,719	2,984	1989; 1996	Sep. 2012	31 yrs.
Warehouse facility in La Vista, NE	16,339	4,196	23,148	—	—	4,196	23,148	27,344	7,787	2005	Sep. 2012	33 yrs.
Laboratory facility in Pleasanton, CA	—	3,675	7,468	14,855	—	3,675	22,323	25,998	2,809	2000	Sep. 2012	40 yrs.
Office facility in Chicago, IL	—	2,169	19,010	83	(72)	2,169	19,021	21,190	6,726	1910	Sep. 2012	31 yrs.
Industrial facilities in Hollywood and Orlando, FL	—	3,639	1,269	—	—	3,639	1,269	4,908	448	1996	Sep. 2012	31 yrs.
Warehouse facility in Golden, CO	—	808	4,304	77	—	808	4,381	5,189	1,701	1998	Sep. 2012	30 yrs.
Industrial facility in Texarkana, TX	—	1,755	4,493	—	(2,783)	216	3,249	3,465	1,148	1997	Sep. 2012	31 yrs.
Industrial facility in South Jordan, UT	—	2,183	11,340	2,254	—	2,183	13,594	15,777	4,572	1995	Sep. 2012	31 yrs.
Warehouse facility in Ennis, TX	—	478	4,087	145	(145)	478	4,087	4,565	1,444	1989	Sep. 2012	31 yrs.
Specialty facility in Paris, France	—	23,387	43,450	703	(9,432)	20,095	38,013	58,108	12,958	1975	Sep. 2012	32 yrs.
Retail facilities in Poland	—	26,564	72,866	—	(14,035)	22,785	62,610	85,395	29,617	Various	Sep. 2012	23 - 34 yrs.
Industrial facilities in Danbury, CT and Bedford, MA	—	3,519	16,329	43	—	3,519	16,372	19,891	6,157	1965; 1980	Sep. 2012	29 yrs.
Industrial facility in Brownwood, TX	—	722	6,268	—	—	722	6,268	6,990	2,089	1964	Sep. 2012	15 yrs.
Industrial facility in Rochester, MN	—	809	14,236	3,351	—	809	17,587	18,396	1,198	1997	Sep. 2012	31 yrs.
Office facility in Salford, United Kingdom	—	—	30,012	—	(9,122)	—	20,890	20,890	6,405	1997	Sep. 2013	40 yrs.
Office facility in Mönchengladbach, Germany	27,300	2,154	6,917	50,626	(2,678)	2,122	54,897	57,019	11,162	2015	Dec. 2013	40 yrs.
Retail facility in Houston, TX	—	2,430	2,270	—	—	2,430	2,270	4,700	1,004	1995	Jan. 2014	23 yrs.
Retail facility in St. Charles, MO	—	1,966	1,368	1,658	—	1,966	3,026	4,992	1,329	1987	Jan. 2014	27 yrs.

W. P. Carey 2023 10-K – 120

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(in thousands)

				Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

		Initial Cost to Company
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Aurora, CO	—	737	2,609	—	—	737	2,609	3,346	819	1985	Jan. 2014	32 yrs.
Warehouse facility in Burlington, NJ	—	3,989	6,213	377	—	3,989	6,590	10,579	2,588	1999	Jan. 2014	26 yrs.
Industrial facility in Albuquerque, NM	—	2,467	3,476	715	—	2,467	4,191	6,658	1,609	1993	Jan. 2014	27 yrs.
Industrial facility in North Salt Lake, UT	—	10,601	17,626	—	(16,936)	4,388	6,903	11,291	2,616	1981	Jan. 2014	26 yrs.
Industrial facility in Lexington, NC	—	2,185	12,058	—	(2,519)	494	11,230	11,724	4,012	2003	Jan. 2014	28 yrs.
Industrial facility in Dallas, TX	—	3,190	10,010	—	—	3,190	10,010	13,200	451	1968	Jan. 2014	32 yrs.
Land in Welcome, NC	—	980	11,230	—	(11,724)	486	—	486	—	N/A	Jan. 2014	N/A
Industrial facilities in Evansville, IN; Lawrence, KS; and Baltimore, MD	—	4,005	44,192	20,636	—	4,005	64,828	68,833	19,478	1911; 1967; 1982	Jan. 2014	24 yrs.
Industrial facilities in Colton, CA; Bonner Springs, KS; Eagan, MN; and Dallas, TX	—	8,451	25,457	—	11,200	8,451	36,657	45,108	9,183	Various	Jan. 2014	17 - 34 yrs.
Retail facility in Torrance, CA	—	8,412	12,241	2,468	(77)	8,335	14,709	23,044	5,863	1973	Jan. 2014	25 yrs.
Warehouse facility in Houston, TX	—	6,578	424	560	—	6,578	984	7,562	733	1978	Jan. 2014	27 yrs.
Warehouse facility in Norwich, CT	—	3,885	21,342	—	2	3,885	21,344	25,229	7,492	1960	Jan. 2014	28 yrs.
Warehouse facility in Norwich, CT	—	1,437	9,669	—	—	1,437	9,669	11,106	3,394	2005	Jan. 2014	28 yrs.
Warehouse facility in Whitehall, PA	—	7,435	9,093	27,148	(9,545)	6,983	27,148	34,131	1,721	2021	Jan. 2014	40 yrs.
Retail facility in York, PA	—	3,776	10,092	—	(6,413)	527	6,928	7,455	2,035	2005	Jan. 2014	34 yrs.
Warehouse facilities in Atlanta, GA and Elkwood, VA	—	5,356	4,121	—	(3,219)	4,284	1,974	6,258	703	1975	Jan. 2014	28 yrs.
Warehouse facility in Harrisburg, NC	—	1,753	5,840	781	(111)	1,642	6,621	8,263	2,347	2000	Jan. 2014	26 yrs.
Industrial facility in Chandler, AZ; and industrial and warehouse facility in Englewood, CO	857	4,306	7,235	—	3	4,306	7,238	11,544	2,372	1978; 1987	Jan. 2014	30 yrs.
Industrial facility in Cynthiana, KY	510	1,274	3,505	525	(107)	1,274	3,923	5,197	1,407	1967	Jan. 2014	31 yrs.
Industrial facilities in Albemarle and Old Fort, NC and Holmesville, OH	—	5,507	18,653	—	—	5,507	18,653	24,160	1,299	1955; 1966; 1970	Jan. 2014	32 yrs.
Industrial facility in Columbia, SC	—	2,843	11,886	—	—	2,843	11,886	14,729	5,218	1962	Jan. 2014	23 yrs.
Retail facility in Midlothian, VA	—	2,824	16,618	—	—	2,824	16,618	19,442	2,969	2000	Jan. 2014	40 yrs.
Specialty facility in Laramie, WY	—	1,966	18,896	—	—	1,966	18,896	20,862	6,456	2007	Jan. 2014	33 yrs.
Warehouse facilities in Mendota, IL; Toppenish, WA; and Plover, WI	—	1,444	21,208	—	(623)	1,382	20,647	22,029	9,132	1996	Jan. 2014	23 yrs.
Land in Sunnyvale, CA	—	9,297	24,086	—	(26,077)	7,306	—	7,306	—	N/A	Jan. 2014	N/A
Industrial facilities in Hampton, NH	—	8,990	7,362	—	—	8,990	7,362	16,352	2,406	1976	Jan. 2014	30 yrs.
Industrial facilities in France	—	36,306	5,212	3,114	4,799	25,290	24,141	49,431	3,810	Various	Jan. 2014	23 yrs.
Retail facility in Lombard, IL	—	5,087	8,578	—	—	5,087	8,578	13,665	3,230	1999	Jan. 2014	26 yrs.
Warehouse facility in Plainfield, IN	—	1,578	29,415	2,176	—	1,578	31,591	33,169	9,873	1997	Jan. 2014	30 yrs.
Retail facility in Kennesaw, GA	—	2,849	6,180	5,530	(76)	2,773	11,710	14,483	4,563	1999	Jan. 2014	26 yrs.
Retail facility in Leawood, KS	—	1,487	13,417	—	—	1,487	13,417	14,904	5,051	1997	Jan. 2014	26 yrs.
Industrial facility in Tolland, CT	—	1,817	5,709	—	11	1,817	5,720	7,537	2,068	1968	Jan. 2014	28 yrs.

W. P. Carey 2023 10-K – 121

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(in thousands)

				Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

		Initial Cost to Company
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse facilities in Lincolnton, NC and Mauldin, SC	—	1,962	9,247	—	—	1,962	9,247	11,209	3,265	1988; 1996	Jan. 2014	28 yrs.
Retail facilities in Germany	—	81,109	153,927	10,510	(138,475)	27,233	79,838	107,071	26,426	Various	Jan. 2014	Various
Laboratory facility in The Woodlands, TX	—	3,204	24,997	—	—	3,204	24,997	28,201	7,868	1997	Jan. 2014	32 yrs.
Warehouse facilities in Valdosta, GA and Johnson City, TN	—	1,080	14,998	1,841	—	1,080	16,839	17,919	6,064	1978; 1998	Jan. 2014	27 yrs.
Industrial facility in Amherst, NY	5,446	674	7,971	—	—	674	7,971	8,645	3,526	1984	Jan. 2014	23 yrs.
Industrial and warehouse facilities in Westfield, MA	—	1,922	9,755	7,435	9	1,922	17,199	19,121	6,650	1954; 1997	Jan. 2014	28 yrs.
Warehouse facility in Gorinchem, Netherlands	—	1,143	5,648	131	(1,276)	928	4,718	5,646	1,604	1995	Jan. 2014	28 yrs.
Retail facility in Cresskill, NJ	—	2,366	5,482	—	19	2,366	5,501	7,867	1,751	1975	Jan. 2014	31 yrs.
Retail facility in Livingston, NJ	—	2,932	2,001	—	14	2,932	2,015	4,947	735	1966	Jan. 2014	27 yrs.
Retail facility in Montclair, NJ	—	1,905	1,403	—	6	1,905	1,409	3,314	514	1950	Jan. 2014	27 yrs.
Retail facility in Morristown, NJ	—	3,258	8,352	—	26	3,258	8,378	11,636	3,058	1973	Jan. 2014	27 yrs.
Retail facility in Summit, NJ	—	1,228	1,465	—	8	1,228	1,473	2,701	538	1950	Jan. 2014	27 yrs.
Industrial facilities in Georgetown, TX and Woodland, WA	—	965	4,113	—	—	965	4,113	5,078	1,209	1998; 2001	Jan. 2014	33 - 35 yrs.
Education facilities in Union, NJ; Allentown and Philadelphia, PA; and Grand Prairie, TX	—	5,365	7,845	—	5	5,365	7,850	13,215	2,796	Various	Jan. 2014	28 yrs.
Industrial facility in Salisbury, NC	—	1,499	8,185	—	—	1,499	8,185	9,684	2,924	2000	Jan. 2014	28 yrs.
Industrial facility in Twinsburg, OH	—	2,831	10,565	386	(6,975)	1,293	5,514	6,807	2,000	1991	Jan. 2014	27 yrs.
Industrial facility in Cambridge, Canada	—	1,849	7,371	—	(1,441)	1,560	6,219	7,779	1,974	2001	Jan. 2014	31 yrs.
Industrial facilities in Peru, IL; Huber Heights, Lima, and Sheffield, OH; and Lebanon, TN	—	2,962	17,832	—	—	2,962	17,832	20,794	5,658	Various	Jan. 2014	31 yrs.
Industrial facility in Ramos Arizpe, Mexico	—	1,059	2,886	—	—	1,059	2,886	3,945	913	2000	Jan. 2014	31 yrs.
Industrial facilities in Salt Lake City, UT	—	2,783	3,773	—	—	2,783	3,773	6,556	1,196	1983; 2002	Jan. 2014	31 - 33 yrs.
Specialty facility in Blairsville, PA	—	1,631	23,163	—	—	1,631	23,163	24,794	7,718	2005	Jan. 2014	33 yrs.
Education facility in Mooresville, NC	—	1,795	15,955	—	—	1,795	15,955	17,750	1,465	2002	Jan. 2014	33 yrs.
Warehouse facilities in Atlanta, Doraville, and Rockmart, GA	—	6,488	77,192	—	—	6,488	77,192	83,680	26,827	1959; 1962; 1991	Jan. 2014	23 - 33 yrs.
Warehouse facility in Muskogee, OK	—	554	4,353	—	(3,437)	158	1,312	1,470	397	1992	Jan. 2014	33 yrs.
Industrial facility in Richmond, MO	—	2,211	8,505	747	—	2,211	9,252	11,463	3,293	1996	Jan. 2014	28 yrs.
Industrial facility in Tuusula, Finland	—	6,173	10,321	—	(3,105)	5,011	8,378	13,389	3,258	1975	Jan. 2014	26 yrs.
Warehouse facility in Phoenix, AZ	—	6,747	21,352	380	—	6,747	21,732	28,479	7,901	1996	Jan. 2014	28 yrs.
Land in Calgary, Canada	—	3,721	—	—	(582)	3,139	—	3,139	—	N/A	Jan. 2014	N/A

W. P. Carey 2023 10-K – 122

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities in Kearney, MO; York, NE; Walbridge, OH; Rocky Mount, VA; and Martinsburg, WV	—	4,816	31,712	1,078	—	4,816	32,790	37,606	1,168	Various	Jan. 2014	31 yrs.
Industrial facilities in Sandersville, GA; Erwin, TN; and Gainesville, TX	—	955	4,779	—	—	955	4,779	5,734	1,528	1950; 1986; 1996	Jan. 2014	31 yrs.
Industrial facility in Buffalo Grove, IL	1,960	1,492	12,233	—	—	1,492	12,233	13,725	3,923	1996	Jan. 2014	31 yrs.
Warehouse facility in Carlsbad, CA	—	3,230	5,492	158	—	3,230	5,650	8,880	2,309	1999	Jan. 2014	24 yrs.
Retail facility in Pensacola, FL	—	1,746	—	—	5,181	1,746	5,181	6,927	516	2001	Jan. 2014	33 yrs.
Retail facility in Port St. Lucie, FL	—	4,654	2,576	—	—	4,654	2,576	7,230	934	2000	Jan. 2014	27 yrs.
Industrial facility in Nurieux-Volognat, France	—	121	5,328	157	(925)	98	4,583	4,681	1,357	2000	Jan. 2014	32 yrs.
Industrial facility in Monheim, Germany	—	2,500	5,727	—	(391)	2,386	5,450	7,836	385	1992	Jan. 2014	32 yrs.
Warehouse facility in Suwanee, GA	—	2,330	8,406	—	—	2,330	8,406	10,736	2,463	1995	Jan. 2014	34 yrs.
Retail facilities in Wichita, KS and Oklahoma City, OK and warehouse facility in Wichita, KS	—	1,878	8,579	3,128	(89)	1,878	11,618	13,496	3,877	1954; 1975; 1984	Jan. 2014	24 yrs.
Industrial facilities in Fort Dodge, IA and Menomonie and Oconomowoc, WI	—	1,403	11,098	—	—	1,403	11,098	12,501	6,772	1996	Jan. 2014	16 yrs.
Industrial facility in Mesa, AZ	—	2,888	4,282	—	—	2,888	4,282	7,170	1,558	1991	Jan. 2014	27 yrs.
Industrial facility in North Amityville, NY	—	3,486	11,413	—	—	3,486	11,413	14,899	4,352	1981	Jan. 2014	26 yrs.
Industrial facility in Fort Collins, CO	—	821	7,236	—	—	821	7,236	8,057	2,185	1993	Jan. 2014	33 yrs.
Warehouse facility in Elk Grove Village, IL	—	4,037	7,865	—	—	4,037	7,865	11,902	1,536	1980	Jan. 2014	22 yrs.
Research and development facility in Washington, MI	—	4,085	7,496	—	—	4,085	7,496	11,581	2,269	1990	Jan. 2014	33 yrs.
Industrial facilities in Conroe, Odessa, and Weimar, TX and industrial and office facility in Houston, TX	—	4,049	13,021	—	133	4,049	13,154	17,203	6,987	Various	Jan. 2014	12 - 22 yrs.
Education facility in Sacramento, CA	—	—	13,715	—	—	—	13,715	13,715	4,070	2005	Jan. 2014	34 yrs.
Industrial facility in Sankt Ingbert, Germany	—	2,226	17,460	—	314	2,261	17,739	20,000	1,933	1960	Jan. 2014	34 yrs.
Industrial facilities in City of Industry, CA; Chelmsford, MA; and Lancaster, TX	—	5,138	8,387	—	43	5,138	8,430	13,568	3,016	1969; 1974; 1984	Jan. 2014	27 yrs.
Office facility in Tinton Falls, NJ	—	1,958	7,993	725	—	1,958	8,718	10,676	2,780	2001	Jan. 2014	31 yrs.
Industrial facility in Woodland, WA	—	707	1,562	—	—	707	1,562	2,269	439	2009	Jan. 2014	35 yrs.
Warehouse facilities in Gyál and Herceghalom, Hungary	—	14,601	21,915	—	(6,874)	11,852	17,790	29,642	8,640	2002; 2004	Jan. 2014	21 yrs.
Industrial facility in Windsor, CT	—	453	637	3,422	(83)	453	3,976	4,429	774	1999	Jan. 2014	33 yrs.
Industrial facility in Aurora, CO	—	574	3,999	—	—	574	3,999	4,573	1,010	2012	Jan. 2014	40 yrs.
Warehouse facility in University Park, IL	—	7,962	32,756	221	—	7,962	32,977	40,939	9,066	2008	May 2014	40 yrs.
Laboratory facility in Westborough, MA	—	3,409	37,914	53,065	—	3,409	90,979	94,388	15,252	1992	Aug. 2014	40 yrs.

W. P. Carey 2023 10-K – 123

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Research and development facility in Andover, MA	—	3,980	45,120	323	—	3,980	45,443	49,423	11,154	2013	Oct. 2014	40 yrs.
Industrial facility in Lewisburg, OH	—	1,627	13,721	—	—	1,627	13,721	15,348	3,525	2014	Nov. 2014	40 yrs.
Industrial facility in Opole, Poland	—	2,151	21,438	—	(2,625)	1,912	19,052	20,964	5,052	2014	Dec. 2014	38 yrs.
Retail facilities in the United Kingdom	—	66,319	230,113	277	(88,095)	44,895	163,719	208,614	48,872	Various	Jan. 2015	20 - 40 yrs.
Warehouse facility in Rotterdam, Netherlands	—	—	33,935	20,842	(1,418)	—	53,359	53,359	10,205	2014	Feb. 2015	40 yrs.
Retail facility in Bad Fischau, Austria	—	2,855	18,829	—	552	2,928	19,308	22,236	4,726	1998	Apr. 2015	40 yrs.
Industrial facility in Oskarshamn, Sweden	—	3,090	18,262	—	(3,784)	2,542	15,026	17,568	3,527	2015	Jun. 2015	40 yrs.
Industrial facilities in Gersthofen and Senden, Germany and Leopoldsdorf, Austria	—	9,449	15,838	—	(187)	9,379	15,721	25,100	3,850	2008; 2010	Aug. 2015	40 yrs.
Net-lease hotels in the United States	—	—	49,190	17,396	—	17,396	49,190	66,586	11,802	1988; 1989; 1990	Oct. 2015	38 - 40 yrs.
Retail facilities in the Netherlands	—	5,698	38,130	79	1,264	5,862	39,309	45,171	9,917	Various	Nov. 2015	30 - 40 yrs.
Specialty facility in Irvine, CA	—	7,626	16,137	—	—	7,626	16,137	23,763	3,373	1977	Dec. 2015	40 yrs.
Education facility in Windermere, FL	—	5,090	34,721	15,333	—	5,090	50,054	55,144	12,548	1998	Apr. 2016	38 yrs.
Industrial facilities in the United States	—	66,845	87,575	65,400	(56,525)	49,672	113,623	163,295	31,830	Various	Apr. 2016	Various
Industrial facilities in North Dumfries and Ottawa, Canada	—	17,155	10,665	—	(18,393)	5,847	3,580	9,427	1,753	1967; 1974	Apr. 2016	28 yrs.
Education facilities in Coconut Creek, FL and Houston, TX	—	15,550	83,862	63,830	—	15,550	147,692	163,242	31,111	1979; 1984	May 2016	37 - 40 yrs.
Office facility in Southfield, MI and warehouse facilities in London, KY and Gallatin, TN	—	3,585	17,254	—	—	3,585	17,254	20,839	3,495	1969; 1987; 2000	Nov. 2016	35 - 36 yrs.
Industrial facilities in Brampton, Toronto, and Vaughan, Canada	—	28,759	13,998	—	—	28,759	13,998	42,757	3,379	Various	Nov. 2016	28 - 35 yrs.
Industrial facilities in Queretaro and San Juan del Rio, Mexico	—	5,152	12,614	2,440	—	5,152	15,054	20,206	2,530	Various	Dec. 2016	28 - 40 yrs.
Industrial facility in Chicago, IL	—	2,222	2,655	3,511	—	2,222	6,166	8,388	2,050	1985	Jun. 2017	30 yrs.
Industrial facility in Zawiercie, Poland	—	395	102	10,378	(573)	374	9,928	10,302	1,412	2018	Aug. 2017	40 yrs.
Industrial facility in Radomsko, Poland	—	1,718	59	37,496	731	1,630	38,374	40,004	2,704	2018	Nov. 2017	40 yrs.
Warehouse facility in Sellersburg, IN	—	1,016	3,838	—	—	1,016	3,838	4,854	781	2000	Feb. 2018	36 yrs.
Retail and warehouse facilities in Appleton, Madison, and Waukesha, WI	—	5,512	61,230	—	—	5,465	61,277	66,742	10,931	1995; 2004	Mar. 2018	36 - 40 yrs.
Warehouse facilities in Denmark	—	20,304	185,481	—	(14,902)	19,001	171,882	190,883	29,557	Various	Jun. 2018	25 - 41 yrs.
Retail facilities in the Netherlands	—	38,475	117,127	—	(7,924)	36,516	111,162	147,678	21,546	Various	Jul. 2018	26 - 30 yrs.
Industrial facility in Oostburg, WI	—	786	6,589	—	—	786	6,589	7,375	1,526	2002	Jul. 2018	35 yrs.
Warehouse facility in Kampen, Netherlands	—	3,251	12,858	126	(750)	3,100	12,385	15,485	2,722	1976	Jul. 2018	26 yrs.
Warehouse facility in Azambuja, Portugal	—	13,527	35,631	28,051	(3,988)	12,912	60,309	73,221	9,122	1994	Sep. 2018	28 yrs.

W. P. Carey 2023 10-K – 124

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail facilities in Amsterdam, Moordrecht, and Rotterdam, Netherlands	—	2,582	18,731	11,338	(934)	2,507	29,210	31,717	4,732	Various	Oct. 2018	27 - 37 yrs.
Warehouse facility in Bad Wünnenberg, Germany	—	2,916	39,687	—	(22,500)	1,266	18,837	20,103	2,542	1996	Oct. 2018	40 yrs.
Industrial facility in Norfolk, NE	—	802	3,686	—	—	802	3,686	4,488	646	1975	Oct. 2018	40 yrs.
Retail facilities in Phoenix, AZ and Columbia, MD	—	18,286	33,030	—	—	18,286	33,030	51,316	4,532	2006	Oct. 2018	40 yrs.
Retail facility in Gorzow, Poland	—	1,736	8,298	—	(302)	1,684	8,048	9,732	1,197	2008	Oct. 2018	40 yrs.
Industrial facilities in Sergeant Bluff, IA; Bossier City, LA; and Alvarado, TX	—	6,460	49,462	—	—	6,460	49,462	55,922	7,349	Various	Oct. 2018	40 yrs.
Industrial facility in Glendale Heights, IL	—	4,237	45,484	—	—	4,237	45,484	49,721	4,195	1991	Oct. 2018	38 yrs.
Industrial facilities in Mayodan, Sanford, and Stoneville, NC	—	3,505	20,913	—	—	3,505	20,913	24,418	2,877	1992; 1997; 1998	Oct. 2018	29 yrs.
Warehouse facility in Dillon, SC	—	3,424	43,114	—	—	3,424	43,114	46,538	6,405	2001	Oct. 2018	40 yrs.
Specialty facility in Birmingham, United Kingdom	—	7,383	7,687	—	(240)	7,266	7,564	14,830	1,026	2009	Oct. 2018	40 yrs.
Retail facilities in Spain	—	17,626	44,501	—	(1,870)	17,096	43,161	60,257	6,041	Various	Oct. 2018	40 yrs.
Warehouse facility in Gadki, Poland	—	1,376	6,137	—	(226)	1,335	5,952	7,287	841	2011	Oct. 2018	40 yrs.
Warehouse facility in Zagreb, Croatia	—	15,789	33,287	—	(1,478)	15,313	32,285	47,598	6,632	2001	Oct. 2018	26 yrs.
Industrial facilities in Middleburg Heights and Union Township, OH	3,439	1,295	13,384	—	—	1,295	13,384	14,679	1,820	1990; 1997	Oct. 2018	40 yrs.
Retail facility in Las Vegas, NV	—	—	79,720	—	—	—	79,720	79,720	10,319	2012	Oct. 2018	40 yrs.
Industrial facilities in the United States	—	20,517	14,135	—	30,060	22,585	42,127	64,712	4,598	Various	Oct. 2018	40 yrs.
Warehouse facility in Bowling Green, KY	—	2,652	51,915	72,976	(11)	2,652	124,880	127,532	10,960	2011	Oct. 2018	40 yrs.
Warehouse facilities in the United Kingdom	—	6,791	2,315	—	(145)	6,683	2,278	8,961	346	Various	Oct. 2018	40 yrs.
Industrial facility in Evansville, IN	—	180	22,095	—	—	180	22,095	22,275	2,929	2009	Oct. 2018	40 yrs.
Warehouse facility in Elorrio, Spain	—	7,858	12,728	—	(619)	7,622	12,345	19,967	1,931	1996	Oct. 2018	40 yrs.
Industrial and office facilities in Elberton, GA	—	879	2,014	—	—	879	2,014	2,893	375	1997; 2002	Oct. 2018	40 yrs.
Retail facilities in Dugo Selo, Kutina, Samobor, Spansko, and Zagreb, Croatia	—	5,549	12,408	1,691	5,937	6,602	18,983	25,585	3,711	2000; 2002; 2003	Oct. 2018	26 yrs.
Office and warehouse facilities in the United States	—	42,793	193,666	—	—	42,793	193,666	236,459	27,795	Various	Oct. 2018	40 yrs.
Warehouse facilities in Breda, Elst, Gieten, Raalte, and Woerden, Netherlands	—	37,755	91,666	4,787	(3,872)	36,619	93,717	130,336	12,321	Various	Oct. 2018	40 yrs.
Warehouse facilities in Oxnard and Watsonville, CA	—	22,453	78,814	—	—	22,453	78,814	101,267	10,781	1975; 1994; 2002	Oct. 2018	40 yrs.
Retail facilities in Italy	—	75,492	138,280	7,242	(7,124)	73,219	140,671	213,890	20,168	Various	Oct. 2018	40 yrs.

W. P. Carey 2023 10-K – 125

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Land in Hudson, NY	—	2,405	—	—	—	2,405	—	2,405	—	N/A	Oct. 2018	N/A
Land in Chicago, IL	—	9,887	—	—	—	9,887	—	9,887	—	N/A	Oct. 2018	N/A
Industrial facility in Fraser, MI	—	1,346	9,551	—	—	1,346	9,551	10,897	1,345	2012	Oct. 2018	40 yrs.
Net-lease self-storage facilities in the United States	—	19,583	108,971	—	—	19,583	108,971	128,554	15,973	Various	Oct. 2018	40 yrs.
Warehouse facility in Middleburg Heights, OH	—	542	2,507	—	—	542	2,507	3,049	341	2002	Oct. 2018	40 yrs.
Net-lease self-storage facility in Fort Worth, TX	—	691	6,295	—	—	691	6,295	6,986	944	2004	Oct. 2018	40 yrs.
Retail facilities in Delnice, Pozega, and Sesvete, Croatia	—	5,519	9,930	1,403	(651)	5,353	10,848	16,201	2,211	2011	Oct. 2018	27 yrs.
Retail facility in Orlando, FL	—	6,262	25,134	430	—	6,371	25,455	31,826	3,338	2011	Oct. 2018	40 yrs.
Industrial facility in Avon, OH	—	1,447	5,564	—	—	1,447	5,564	7,011	821	2001	Oct. 2018	40 yrs.
Industrial facility in Chimelow, Poland	—	6,158	28,032	—	(1,029)	5,973	27,188	33,161	3,853	2012	Oct. 2018	40 yrs.
Net-lease self-storage facility in Fayetteville, NC	—	1,839	4,654	—	—	1,839	4,654	6,493	890	2001	Oct. 2018	40 yrs.
Retail facilities in the United States	—	19,529	42,318	—	(7,938)	17,297	36,612	53,909	5,267	Various	Oct. 2018	40 yrs.
Education facilities in Montgomery, AL and Savannah, GA	—	5,508	12,032	—	—	5,508	12,032	17,540	1,705	1969; 2002	Oct. 2018	40 yrs.
Office facilities in St. Louis, MO	—	1,297	5,362	7,951	—	1,836	12,774	14,610	2,049	1995; 1999	Oct. 2018; Aug. 2021	40 yrs.
Warehouse facility in Zary, Poland	—	2,062	10,034	—	(365)	2,000	9,731	11,731	1,414	2013	Oct. 2018	40 yrs.
Industrial facilities in San Antonio, TX and Sterling, VA	—	3,198	23,981	78,728	(462)	6,767	98,678	105,445	9,761	1980; 2020	Oct. 2018; Dec. 2018	40 yrs.
Industrial facility in Elk Grove Village, IL	—	5,511	10,766	2,413	—	5,511	13,179	18,690	1,491	1961	Oct. 2018	40 yrs.
Industrial facility in Portage, WI	3,693	3,450	7,797	—	—	3,450	7,797	11,247	1,218	1970	Oct. 2018	40 yrs.
Warehouse facility in Saitama Prefecture, Japan	—	13,507	25,301	6,639	(13,574)	10,286	21,587	31,873	2,828	2007	Oct. 2018	40 yrs.
Retail facility in Dallas, TX	—	2,977	16,168	—	—	2,977	16,168	19,145	2,148	1913	Oct. 2018	40 yrs.
Retail facilities in Croatia	—	9,000	13,002	1,415	(5,178)	7,568	10,671	18,239	1,932	Various	Oct. 2018	29 - 37 yrs.
Retail facility in Northbrook, IL	—	—	493	447	—	—	940	940	291	2007	Oct. 2018	40 yrs.
Education facility in Chicago, IL	—	18,510	163	—	(16,859)	1,793	21	1,814	13	2015	Oct. 2018	40 yrs.
Warehouse facility in Dillon, SC	—	3,516	44,933	—	—	3,516	44,933	48,449	6,625	2013	Oct. 2018	40 yrs.
Net-lease self-storage facilities in New York City, NY	—	29,223	77,202	714	—	29,223	77,916	107,139	10,156	Various	Oct. 2018	40 yrs.
Net-lease self-storage facility in Hilo, HI	—	769	12,869	—	—	769	12,869	13,638	1,687	2007	Oct. 2018	40 yrs.
Net-lease self-storage facility in Clearwater, FL	—	1,247	5,733	—	—	1,247	5,733	6,980	856	2001	Oct. 2018	40 yrs.
Warehouse facilities in Gadki, Poland	—	10,422	47,727	57	(1,751)	10,108	46,347	56,455	6,662	2007; 2010	Oct. 2018	40 yrs.

W. P. Carey 2023 10-K – 126

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Net-lease self-storage facility in Orlando, FL	—	1,070	8,686	—	—	1,070	8,686	9,756	1,222	2000	Oct. 2018	40 yrs.
Retail facility in Lewisville, TX	—	3,485	11,263	—	—	3,485	11,263	14,748	1,558	2004	Oct. 2018	40 yrs.
Research and development facility in Wageningen, Netherlands	—	5,227	18,793	—	(447)	5,070	18,503	23,573	2,620	2013	Oct. 2018	40 yrs.
Net-lease self-storage facility in Palm Coast, FL	—	1,994	4,982	—	—	1,994	4,982	6,976	871	2001	Oct. 2018	40 yrs.
Net-lease self-storage facility in Holiday, FL	—	1,730	4,213	—	—	1,730	4,213	5,943	719	1975	Oct. 2018	40 yrs.
Research and development facility in Drunen, Netherlands	—	2,316	9,370	—	(351)	2,247	9,088	11,335	1,253	2014	Oct. 2018	40 yrs.
Industrial facility New Concord, OH	1,189	958	2,309	—	—	958	2,309	3,267	388	1999	Oct. 2018	40 yrs.
Retail facility in Gelsenkirchen, Germany	—	2,178	17,097	—	(580)	2,112	16,583	18,695	2,280	2000	Oct. 2018	40 yrs.
Warehouse facilities in Mszczonow and Tomaszow Mazowiecki, Poland	—	8,782	53,575	—	(1,877)	8,518	51,962	60,480	7,740	1995; 2000	Oct. 2018	40 yrs.
Warehouse facility in Sered, Slovakia	—	3,428	28,005	—	(946)	3,325	27,162	30,487	3,771	2004	Oct. 2018	40 yrs.
Industrial facility in Tuchomerice, Czech Republic	—	7,864	27,006	—	(1,050)	7,627	26,193	33,820	3,589	1998	Oct. 2018	40 yrs.
Office facility in Warsaw, Poland	29,901	—	44,990	42	(15,734)	—	29,298	29,298	5,833	2015	Oct. 2018	40 yrs.
Warehouse facility in Kaunas, Lithuania	35,382	10,199	47,391	—	(1,734)	9,892	45,964	55,856	6,451	2008	Oct. 2018	40 yrs.
Specialty facility in Jacksonville, FL	11,429	906	17,020	—	—	906	17,020	17,926	2,275	2015	Oct. 2018	40 yrs.
Warehouse facilities in Houston, TX	—	791	1,990	—	—	791	1,990	2,781	291	1972	Oct. 2018	40 yrs.
Warehouse facilities in Shelbyville, IN; Kalamazoo, MI; Tiffin, OH; Andersonville, TN; and Millwood, WV	—	2,868	37,571	—	—	2,868	37,571	40,439	5,613	Various	Oct. 2018	40 yrs.
Warehouse facility in Perrysburg, OH	—	806	11,922	—	—	806	11,922	12,728	1,839	1974	Oct. 2018	40 yrs.
Warehouse facility in Dillon, SC	—	620	46,319	434	—	620	46,753	47,373	5,591	2019	Oct. 2018	40 yrs.
Warehouse facility in Zabia Wola, Poland	14,476	4,742	23,270	5,636	(983)	4,599	28,066	32,665	3,831	1999	Oct. 2018	40 yrs.
Laboratory facility in Buffalo Grove, IL	—	2,224	6,583	—	—	2,224	6,583	8,807	929	1992	Oct. 2018	40 yrs.
Warehouse facilities in McHenry, IL	—	5,794	21,141	—	—	5,794	21,141	26,935	4,412	1990; 1999	Dec. 2018	27 - 28 yrs.
Industrial facilities in Chicago, Cortland, Forest View, Morton Grove, and Northbrook, IL and Madison and Monona, WI	—	23,267	9,166	—	—	23,267	9,166	32,433	1,826	Various	Dec. 2018; Dec. 2019	35 - 40 yrs.
Warehouse facility in Kilgore, TX	—	3,002	36,334	14,096	(6)	3,002	50,424	53,426	6,885	2007	Dec. 2018	37 yrs.
Industrial facility in San Luis Potosi, Mexico	—	2,787	12,945	—	—	2,787	12,945	15,732	1,906	2009	Dec. 2018	39 yrs.
Industrial facility in Legnica, Poland	—	995	9,787	6,007	(523)	963	15,303	16,266	2,495	2002	Dec. 2018	29 yrs.
Industrial facility in Meru, France	—	4,231	14,731	8	(545)	4,109	14,316	18,425	2,709	1997	Dec. 2018	29 yrs.
Education facility in Portland, OR	—	2,396	23,258	4,177	—	2,396	27,435	29,831	4,276	2006	Feb. 2019	40 yrs.

W. P. Carey 2023 10-K – 127

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse facility in Inwood, WV	—	3,265	36,692	—	—	3,265	36,692	39,957	4,830	2000	Mar. 2019	40 yrs.
Industrial facility in Hurricane, UT	—	1,914	37,279	—	—	1,914	37,279	39,193	4,642	2011	Mar. 2019	40 yrs.
Industrial facility in Bensenville, IL	—	8,640	4,948	—	300	8,940	4,948	13,888	990	1981	Mar. 2019	40 yrs.
Industrial facility in Katowice, Poland	—	—	764	15,163	72	—	15,999	15,999	1,638	2019	Apr. 2019	40 yrs.
Industrial facilities in Westerville, OH and North Wales, PA	—	1,545	6,508	—	—	1,545	6,508	8,053	999	1960; 1997	May 2019	40 yrs.
Industrial facilities in Fargo, ND; Norristown, PA; and Atlanta, TX	—	1,616	5,589	—	—	1,616	5,589	7,205	1,004	Various	May 2019	40 yrs.
Industrial facilities in Chihuahua and Juarez, Mexico	—	3,426	7,286	—	—	3,426	7,286	10,712	1,233	1983; 1986; 1991	May 2019	40 yrs.
Warehouse facility in Statesville, NC	—	1,683	13,827	—	—	1,683	13,827	15,510	1,906	1979	Jun. 2019	40 yrs.
Industrial facilities in Searcy, AR and Conestoga, PA	—	4,290	51,410	21,027	—	4,678	72,049	76,727	9,039	1950; 1951	Jun. 2019; Apr. 2021	40 yrs.
Industrial facilities in Hartford and Milwaukee, WI	—	1,471	21,293	—	—	1,471	21,293	22,764	2,841	1964; 1992; 1993	Jul. 2019	40 yrs.
Industrial facilities in Brockville and Prescott, Canada	—	2,025	9,519	—	—	2,025	9,519	11,544	1,278	1955; 1995	Jul. 2019	40 yrs.
Industrial facility in Dordrecht, Netherlands	—	3,233	10,954	—	72	3,253	11,006	14,259	1,204	1986	Sep. 2019	40 yrs.
Industrial facilities in York, PA and Lexington, SC	—	4,155	22,930	—	—	4,155	22,930	27,085	3,401	1968; 1971	Oct. 2019	40 yrs.
Industrial facility in Queretaro, Mexico	—	2,851	12,748	—	(3)	2,851	12,745	15,596	1,707	1999	Oct. 2019	40 yrs.
Industrial facilities in Houston, TX and Metairie, LA and office facilities in Houston, TX and Mason, OH	—	6,130	24,981	2,145	—	6,130	27,126	33,256	3,240	Various	Nov. 2019	40 yrs.
Industrial facility in Pardubice, Czech Republic	—	1,694	8,793	436	3	1,698	9,228	10,926	1,016	1970	Nov. 2019	40 yrs.
Warehouse facilities in Brabrand, Denmark and Arlandastad, Sweden	—	6,499	27,899	147	(492)	6,362	27,691	34,053	3,153	2012; 2017	Nov. 2019	40 yrs.
Retail facility in Hamburg, PA	—	4,520	34,167	—	—	4,520	34,167	38,687	3,992	2003	Dec. 2019	40 yrs.
Warehouse facility in Charlotte, NC	—	6,481	82,936	—	—	6,481	82,936	89,417	9,475	1995	Dec. 2019	40 yrs.
Warehouse facility in Buffalo Grove, IL	—	3,287	10,167	—	—	3,287	10,167	13,454	1,295	1987	Dec. 2019	40 yrs.
Industrial facility in Hvidovre, Denmark	—	1,931	4,243	—	(53)	1,923	4,198	6,121	601	2007	Dec. 2019	40 yrs.
Warehouse facility in Huddersfield, United Kingdom	—	8,659	29,752	—	(1,423)	8,338	28,650	36,988	3,038	2005	Dec. 2019	40 yrs.
Warehouse facility in Newark, United Kingdom	—	21,869	74,777	—	(3,098)	21,168	72,380	93,548	7,213	2006	Jan. 2020	40 yrs.
Industrial facility in Langen, Germany	—	14,160	7,694	32,169	(4,271)	12,909	36,843	49,752	2,677	2021	Jan. 2020	40 yrs.
Industrial facility in Aurora, OR	—	2,914	21,459	—	(5,000)	2,914	16,459	19,373	1,620	1976	Jan. 2020	40 yrs.
Warehouse facility in Vojens, Denmark	—	1,031	8,784	—	24	1,033	8,806	9,839	863	2020	Jan. 2020	40 yrs.
Office facility in Kitzingen, Germany	—	4,812	41,125	—	(1,631)	4,642	39,664	44,306	3,782	1967	Mar. 2020	40 yrs.
Warehouse facility in Knoxville, TN	—	2,455	47,446	—	—	2,455	47,446	49,901	4,174	2020	Jun. 2020	40 yrs.

W. P. Carey 2023 10-K – 128

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities in Bluffton and Plymouth, IN; and Lawrence, KS	—	674	33,519	20,542	—	1,064	53,671	54,735	3,782	1981; 2014; 2021	Sep 2020; Dec. 2021	40 yrs.
Industrial facility in Huntley, IL	—	5,260	26,617	—	—	5,260	26,617	31,877	2,165	1996	Sep. 2020	40 yrs.
Industrial facilities in Winter Haven, FL; Belvedere, IL; and Fayetteville, NC	—	8,232	31,745	—	—	8,232	31,745	39,977	2,557	1954; 1984; 1997	Oct. 2020	40 yrs.
Retail facilities in Spain	—	34,216	57,151	239	(5,061)	32,321	54,224	86,545	4,300	Various	Oct. 2020	40 yrs.
Warehouse facility in Little Canada, MN	—	3,384	23,422	—	—	3,384	23,422	26,806	1,857	1987	Oct. 2020	40 yrs.
Warehouse facility in Hurricane, UT	—	5,154	22,893	20,517	—	5,154	43,410	48,564	2,688	2005	Dec. 2020	40 yrs.
Industrial facilities in Bethlehem, PA and Waco, TX	—	4,673	19,111	—	—	4,673	19,111	23,784	1,462	Various	Dec. 2020	40 yrs.
Industrial facilities in Pleasanton, KS; Savage, MN; Grove City, OH; and Mahanoy City, PA	—	7,717	21,569	—	—	7,717	21,569	29,286	1,618	Various	Dec. 2020	40 yrs.
Specialty facilities in Fort Washington, Huntington Valley, and West Chester, PA	—	—	492	—	—	—	492	492	36	2011; 2014; 2016	Jan. 2021	40 yrs.
Warehouse facilities in Grove City, OH and Anderson, SC	—	1,415	15,151	—	—	1,415	15,151	16,566	1,103	1995; 2001	Feb. 2021	40 yrs.
Office and retail facilities in NJ and PA	—	17,537	25,987	—	—	17,537	25,987	43,524	1,876	Various	Feb. 2021	40 yrs.
Land and warehouse facilities in CA	—	8,513	45,669	6	—	8,516	45,672	54,188	3,300	Various	Feb. 2021	40 yrs.
Research and development facility in Wageningen, Netherlands	—	1,429	5,777	18,658	2,223	1,548	26,539	28,087	987	2022	Mar. 2021	40 yrs.
Retail facilities in France	—	15,954	104,578	—	(7,141)	15,009	98,382	113,391	6,772	1968; 1981; 1983	Apr. 2021	40 yrs.
Warehouse facility in Detroit, MI	—	3,625	47,743	—	—	3,625	47,743	51,368	3,201	1991	Apr. 2021	40 yrs.
Warehouse facility in Solihull, United Kingdom	—	42,137	123,315	—	(13,601)	38,673	113,178	151,851	7,535	2021	May 2021	40 yrs.
Specialty facility in New Rochelle, NY	—	3,617	21,590	—	—	3,617	21,590	25,207	1,436	2018	May 2021	40 yrs.
Industrial facility in Groveport, OH	—	—	26,639	2,904	—	—	29,543	29,543	1,905	1982	May 2021	40 yrs.
Industrial facility in Dakota, IL	—	1,970	50,369	—	—	1,970	50,369	52,339	3,326	1978	May 2021	40 yrs.
Industrial facility in San Jose, CA	—	12,808	31,714	—	—	12,808	31,714	44,522	2,092	1984	May 2021	40 yrs.
Warehouse facility in Opelika, AL	—	2,115	39,980	—	—	2,115	39,980	42,095	2,569	2005	Jun. 2021	40 yrs.
Warehouse facilities in Elk Grove Village and Niles, IL; and Guelph, Canada	—	12,932	25,096	—	—	12,932	25,096	38,028	1,609	1962; 1976; 1983	Jun. 2021	40 yrs.
Warehouse facility in Rome, NY	—	1,480	47,781	—	—	1,480	47,781	49,261	3,060	2021	Jun. 2021	40 yrs.
Warehouse facility in Frankfort, IN	—	5,423	95,915	—	—	5,423	95,915	101,338	5,637	2015	Aug. 2021	40 yrs.
Warehouse facility in Rogers, MN	—	1,871	20,959	—	—	1,871	20,959	22,830	1,212	2005	Sep. 2021	40 yrs.
Industrial facilities in Chattanooga, TN	—	4,859	29,302	—	—	4,859	29,302	34,161	1,614	2006; 2017	Oct. 2021	40 yrs.
Warehouse facility in Mankato, MN	—	2,979	11,619	—	—	2,979	11,619	14,598	621	1976	Nov. 2021	40 yrs.
Retail facilities in Denmark	—	2,695	38,428	—	(843)	2,639	37,641	40,280	1,947	Various	Dec. 2021	40 yrs.
Retail facilities in Poland	—	15,110	47,511	—	(1,178)	14,826	46,617	61,443	2,385	Various	Dec. 2021	40 yrs.

W. P. Carey 2023 10-K – 129

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Cary, IL	—	4,568	31,977	—	—	4,568	31,977	36,545	1,608	1975	Dec. 2021	40 yrs.
Retail facilities in the Netherlands	—	9,342	32,770	—	(942)	9,133	32,037	41,170	1,608	Various	Dec. 2021	40 yrs.
Specialty facilities in Flemington and Pennsauken, NJ	—	1,025	397	832	—	1,025	1,229	2,254	49	Various	Dec. 2021	40 yrs.
Industrial facility in Pleasant Prairie, WI	—	1,443	16,532	—	—	1,443	16,532	17,975	816	2001	Jan. 2022	40 yrs.
Specialty facilities in Spain	—	26,735	99,822	—	(2,647)	26,176	97,734	123,910	4,666	Various	Feb. 2022	40 yrs.
Retail facilities in Denmark	—	3,295	35,898	—	(206)	3,260	35,727	38,987	1,539	Various	Various	40 yrs.
Industrial facility in Laval, Canada	—	4,014	16,037	—	(828)	3,848	15,375	19,223	718	1966	Feb. 2022	40 yrs.
Warehouse facility in Chattanooga, TN	—	5,063	36,645	26,128	—	5,063	62,773	67,836	1,677	2003	Mar. 2022	40 yrs.
Industrial facility in Coatzacoalcos, Mexico	—	9,805	17,622	—	—	9,805	17,622	27,427	741	1960	Apr. 2022	40 yrs.
Industrial facility in Lowbanks, CA	—	3,574	1,605	—	—	3,574	1,605	5,179	67	1967	Apr. 2022	40 yrs.
Industrial facilities in Chicago, IL; Geismar, LA; and Nashville, TN	—	9,300	26,945	—	—	9,300	26,945	36,245	1,111	Various	May 2022	40 yrs.
Industrial and warehouse facilities in the United States	—	9,847	88,227	—	—	9,847	88,227	98,074	3,596	Various	May 2022	40 yrs.
Retail facilities in Denmark	—	2,228	31,774	—	1,406	2,322	33,086	35,408	1,285	Various	Various	40 yrs.
Industrial facility in Medina, OH	—	2,029	22,938	—	—	2,029	22,938	24,967	885	1963	Jun. 2022	40 yrs.
Warehouse facility in Bree, Belgium	—	—	73,302	42	4,684	—	78,028	78,028	2,939	1964	Jun. 2022	40 yrs.
Retail facilities in Spain	—	4,906	12,825	—	1,479	5,315	13,895	19,210	503	Various	Jul. 2022	40 yrs.
Industrial and warehouse facilities in the United States	—	27,543	192,197	—	—	27,543	192,197	219,740	6,898	Various	Jul. 2022	40 yrs.
Retail facilities in Denmark	—	2,690	33,703	—	2,584	2,883	36,094	38,977	1,209	Various	Various	40 yrs.
Office facility in Austin, TX	—	31,095	45,393	—	—	31,095	45,393	76,488	1,611	1993	Aug. 2022	40 yrs.
Land in Chicago, IL	1,849	3,873	—	—	—	3,873	—	3,873	—	N/A	Aug. 2022	N/A
Retail facilities in Croatia	—	1,367	23,337	—	1,973	1,476	25,201	26,677	894	2001; 2006	Aug. 2022	40 yrs.
Warehouse in Streetsboro, OH	2,474	2,435	9,333	—	—	2,435	9,333	11,768	331	1993	Aug. 2022	40 yrs.
Warehouse in University Park, IL	47,216	15,377	63,299	3,290	—	15,377	66,589	81,966	2,246	2003	Aug. 2022	40 yrs.
Industrial facilities in Surprise, AZ; Temple, GA; and Houston, TX	9,390	2,994	26,100	—	—	2,994	26,100	29,094	926	1998; 2007; 2011	Aug. 2022	40 yrs.
Warehouse facility in Jonesville, SC	25,441	2,895	32,152	—	—	2,895	32,152	35,047	1,141	1997	Aug. 2022	40 yrs.
Warehouse facility in Albany, GA	5,174	3,108	12,220	—	—	3,108	12,220	15,328	434	1977	Aug. 2022	40 yrs.
Industrial facilities in Dallas/Forth Worth, TX	4,241	3,918	9,817	—	—	3,918	9,817	13,735	348	1990; 2008	Aug. 2022	40 yrs.
Warehouse facility in Byron Center, MI	6,366	1,925	10,098	—	—	1,925	10,098	12,023	358	2015	Aug. 2022	40 yrs.
Net-lease hotel in Albion, Mauritius	8,363	7,633	29,274	—	2,947	8,243	31,611	39,854	1,122	2007	Aug. 2022	40 yrs.
Net-lease hotel in Munich, Germany	—	17,892	61,405	—	6,331	19,320	66,308	85,628	2,353	2016	Aug. 2022	40 yrs.
Industrial facility in Plymouth, MN	10,189	3,693	13,242	457	—	3,693	13,699	17,392	490	1975	Aug. 2022	40 yrs.
Net-lease hotel in Hamburg, Germany	16,479	7,328	17,467	—	1,981	7,914	18,862	26,776	669	2017	Aug. 2022	40 yrs.

W. P. Carey 2023 10-K – 130

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail facility in Oslo, Norway	52,906	27,948	64,033	930	(4,841)	26,483	61,587	88,070	2,234	1971	Aug. 2022	40 yrs.
Industrial facility in Michalovce, Slovakia	—	4,538	19,009	—	1,881	4,901	20,527	25,428	728	2006	Aug. 2022	40 yrs.
Net-lease hotel in Stuttgart, Germany	—	—	31,276	—	2,497	—	33,773	33,773	1,198	1965	Aug. 2022	40 yrs.
Industrial facility in Menomonee Falls, WI	11,677	2,726	17,453	—	—	2,726	17,453	20,179	619	1974	Aug. 2022	40 yrs.
Warehouse facility in Iowa Falls, IA	6,192	997	8,819	—	—	997	8,819	9,816	313	2001	Aug. 2022	40 yrs.
Warehouse facility in Westlake, OH	—	1,928	24,353	—	—	1,928	24,353	26,281	861	1972	Aug. 2022	40 yrs.
Industrial facility in Hebron, Ohio and warehouse facility in Strongsville, OH	—	4,671	5,494	—	—	4,671	5,494	10,165	192	1969; 1999	Aug. 2022	40 yrs.
Warehouse facility in Scarborough, Canada	—	5,092	1,868	—	—	5,092	1,868	6,960	65	1980	Aug. 2022	40 yrs.
Specialty facilities in West Des Moines, IA and Clifton Park, NY	—	3,229	17,080	—	—	3,229	17,080	20,309	593	1971; 2021	Aug. 2022	40 yrs.
Industrial facility in Orzinuovi, Italy	—	2,473	9,892	—	1,289	2,731	10,923	13,654	369	1978	Aug. 2022	40 yrs.
Specialty facilities in West Chester, PA	—	—	559	—	—	—	559	559	24	2022	Oct. 2022	40 yrs.
Industrial facilities in the United States	—	11,117	41,107	—	—	11,117	41,107	52,224	1,059	Various	Dec. 2022	40 yrs.
Warehouse facility in Romulus, MI	—	2,788	33,353	—	—	2,788	33,353	36,141	838	2017	Dec. 2022	40 yrs.
Industrial facility in Salisbury, NC	—	1,308	13,082	—	—	1,308	13,082	14,390	329	2015	Dec. 2022	40 yrs.
Industrial facilities in the United States	—	11,503	42,967	—	—	11,503	42,967	54,470	1,042	Various	Jan. 2023	40 yrs.
Industrial facilities in Italy and Spain	—	21,167	56,172	1	1,216	21,500	57,056	78,556	1,110	Various	Mar. 2023	40 yrs.
Industrial and warehouse facilities in Canada	—	71,228	330,400	—	—	71,228	330,400	401,628	6,223	Various	Apr. 2023	40 yrs.
Industrial facilities in Canada, Mexico, and the United States	—	11,873	55,997	—	—	11,873	55,997	67,870	990	Various	Apr. 2023	40 yrs.
Retail (car wash) facilities in the United States	—	9,511	32,777	—	—	9,511	32,777	42,288	468	Various	May 2023; Oct. 2023	40 yrs.
Education and specialty facilities in the United States	—	11,973	90,101	—	—	11,973	90,101	102,074	1,234	Various	Jun. 2023	40 yrs.
Retail (car wash) facilities in the United States	—	8,120	22,857	—	—	8,120	22,857	30,977	70	2023	Nov. 2023	40 yrs.
Industrial and warehouse facilities in Italy, Germany, and Spain	—	40,752	97,622	—	819	40,993	98,200	139,193	222	Various	Nov. 2023	40 yrs.
Warehouse facility in Houston, TX	—	18,999	27,199	—	—	18,999	27,199	46,198	50	2000	Dec. 2023	40 yrs.
Industrial and research and development facilities in San Diego, CA	—	5,739	6,397	—	—	5,739	6,397	12,136	9	1990	Dec. 2023	40 yrs.
Retail facility in Phoenix, AZ	—	1,729	9,201	—	—	1,729	9,201	10,930	6	2023	Dec. 2023	40 yrs.
	$361,073	$2,436,311	$9,311,273	$1,013,029	$(710,717)	$2,248,300	$9,801,596	$12,049,896	$1,509,730

W. P. Carey 2023 10-K – 131

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Direct Financing Method
Industrial facilities in Irving and Houston, TX	$—	$—	$27,599	$—	$(4,295)	$23,304	1978	Jan. 1998
Retail facility in Freehold, NJ	—	—	17,067	—	(495)	16,572	2004	Sep. 2012
Retail facilities in Germany	—	28,734	145,854	5,582	(60,775)	119,395	Various	Sep. 2012
Warehouse facility in Brierley Hill, United Kingdom	—	2,147	12,357	—	(1,864)	12,640	1996	Sep. 2012
Retail facilities in El Paso and Fabens, TX	—	4,777	17,823	—	(122)	22,478	Various	Jan. 2014
Retail facility in Gronau, Germany	—	281	4,401	—	(881)	3,801	1989	Jan. 2014
Industrial facility in Mount Carmel, IL	—	135	3,265	—	(364)	3,036	1896	Jan. 2014
Retail facility in Vantaa, Finland	—	5,291	15,522	—	(3,918)	16,895	2004	Jan. 2014
Retail facility in Linköping, Sweden	—	1,484	9,402	—	(3,844)	7,042	2004	Jan. 2014
Industrial facility in Calgary, Canada	—	—	7,076	—	(1,105)	5,971	1965	Jan. 2014
Industrial facilities in Fair Bluff, NC and Valencia, PA	—	5,780	40,860	—	(37,179)	9,461	1968; 1976	Jan. 2014
Industrial facility in Göppingen, Germany	—	10,717	60,120	—	(19,043)	51,794	1930	Jan. 2014
Warehouse facilities in Bristol, Leeds, Liverpool, Luton, Newport, Plymouth, and Southampton, United Kingdom	—	1,062	23,087	—	(532)	23,617	Various	Oct. 2018
Warehouse facility in Gieten, Netherlands	—	—	15,258	—	(523)	14,735	1985	Oct. 2018
Warehouse facility in Oxnard, CA	—	—	10,960	—	(1,926)	9,034	1975	Oct. 2018
Industrial facilities in Bartow, FL; Momence, IL; Smithfield, NC; Hudson, NY; and Ardmore, OK	—	4,454	87,030	—	3,129	94,613	Various	Oct. 2018
Industrial facility in Countryside, IL	—	563	1,457	—	36	2,056	1981	Oct. 2018
Industrial facility in Clarksville, TN	2,705	1,680	10,180	—	(253)	11,607	1998	Oct. 2018
Industrial facility in Bluffton, IN	1,592	503	3,407	—	(57)	3,853	1975	Oct. 2018
Warehouse facility in Houston, TX	—	—	5,977	—	(166)	5,811	1972	Oct. 2018
Warehouse in Chicago, IL	5,056	—	10,517	—	73	10,590	1942	Aug. 2022
Less: allowance for credit losses					(36,977)	(36,977)
	$9,353	$67,608	$529,219	$5,582	$(171,081)	$431,328

W. P. Carey 2023 10-K – 132

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(in thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Operating Real Estate – Hotels
Bloomington, MN	$—	$3,810	$29,126	$3,622	$6,720	$(314)	$3,874	$31,296	$7,794	$42,964	$15,771	2008	Jan. 2014	34 yrs.
Newark, NJ	—	4,912	5,581	—	58	—	4,912	5,581	58	10,551	1,720	1989	Sep. 2012	37 yrs.
Sacramento, CA	—	1,690	18,472	—	7	—	1,690	18,472	7	20,169	5,577	1990	Sep. 2012	38 yrs.
San Diego, CA	—	3,899	33,729	—	19	—	3,899	33,729	19	37,647	10,369	1989	Sep. 2012	37 yrs.
Irvine, CA	—	3,720	24,983	—	22	—	3,720	24,983	22	28,725	8,164	1989	Sep. 2012	35 yrs.
Operating Real Estate – Student Housing Facilities
Austin, TX	—	12,994	60,006	—	68	—	12,994	60,033	41	73,068	2,132	2020	Aug. 2022	40 yrs.
Swansea, United Kingdom	—	—	32,884	—	59,389	8,613	—	100,886	—	100,886	2,860	2022	Aug. 2022	40 yrs.
Operating Real Estate – Self-Storage Facilities
Loves Park, IL	—	1,412	4,853	—	103	—	1,412	4,921	35	6,368	969	1997	Oct. 2018	40 yrs.
Cherry Valley, IL	—	1,339	4,160	—	18	—	1,339	4,160	18	5,517	795	1988	Oct. 2018	40 yrs.
Rockford, IL	—	695	3,873	—	125	—	695	3,983	15	4,693	687	1979	Oct. 2018	40 yrs.
Rockford, IL	—	87	785	—	—	—	87	785	—	872	122	1979	Oct. 2018	40 yrs.
Rockford, IL	—	454	4,724	—	14	—	454	4,733	5	5,192	677	1957	Oct. 2018	40 yrs.
Peoria, IL	—	444	4,944	—	238	—	444	5,164	18	5,626	1,074	1990	Oct. 2018	40 yrs.
East Peoria, IL	—	268	3,290	—	108	—	268	3,374	24	3,666	661	1986	Oct. 2018	40 yrs.
Loves Park, IL	—	721	2,973	—	27	—	721	3,000	—	3,721	532	1978	Oct. 2018	40 yrs.
Winder, GA	—	338	1,310	—	107	—	338	1,375	42	1,755	277	2006	Oct. 2018	40 yrs.
Winder, GA	—	821	3,180	—	43	—	821	3,198	25	4,044	607	2001	Oct. 2018	40 yrs.
Kissimmee, FL	6,212	2,147	17,164	—	11	—	2,147	17,171	4	19,322	610	2005	Aug. 2022	40 yrs.
St. Petersburg, FL	6,656	1,505	16,229	—	43	—	1,505	16,254	18	17,777	577	2007	Aug. 2022	40 yrs.
Corpus Christi, TX	2,525	904	10,779	—	163	—	904	10,897	45	11,846	394	1998	Aug. 2022	40 yrs.
Palm Desert, CA	6,383	1,036	22,714	—	—	—	1,036	22,714	—	23,750	806	2006	Aug. 2022	40 yrs.
Kailua-Kona, HI	3,493	1,425	12,267	—	59	—	1,425	12,317	9	13,751	440	1991	Aug. 2022	40 yrs.
Miami, FL	2,811	3,680	7,215	—	729	—	3,680	7,926	18	11,624	299	1986	Aug. 2022	40 yrs.
Columbia, SC	2,831	2,481	5,217	—	9	—	2,481	5,222	4	7,707	185	1988	Aug. 2022	40 yrs.
Kailua-Kona, HI	3,266	2,889	16,397	—	207	—	2,889	16,542	62	19,493	591	2004	Aug. 2022	40 yrs.
Pompano Beach, FL	2,823	1,227	10,897	—	465	—	1,227	11,316	46	12,589	392	1992	Aug. 2022	40 yrs.
Jensen Beach, FL	5,209	1,544	15,841	—	177	—	1,544	16,001	17	17,562	569	1989	Aug. 2022	40 yrs.
Dickinson, TX	5,996	1,952	8,826	—	46	—	1,952	8,857	15	10,824	314	2001	Aug. 2022	40 yrs.
Humble, TX	4,694	813	6,459	—	36	—	813	6,459	36	7,308	230	2009	Aug. 2022	40 yrs.
Temecula, CA	6,057	2,368	20,802	—	35	—	2,368	20,837	—	23,205	738	2006	Aug. 2022	40 yrs.

W. P. Carey 2023 10-K – 133

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(in thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Cumming, GA	2,665	655	10,455	—	20	—	655	10,455	20	11,130	373	1994	Aug. 2022	40 yrs.
Naples, FL	9,994	6,826	20,254	—	263	—	6,826	20,493	24	27,343	747	1974	Aug. 2022	40 yrs.
Valrico, FL	5,603	1,423	11,316	—	32	—	1,423	11,333	15	12,771	404	2009	Aug. 2022	40 yrs.
Tallahassee, FL	4,905	1,534	14,416	—	46	—	1,534	14,444	18	15,996	514	1999	Aug. 2022	40 yrs.
Sebastian, FL	1,817	529	7,917	—	38	—	529	7,955	—	8,484	284	1986	Aug. 2022	40 yrs.
Lady Lake, FL	3,933	928	11,881	—	11	—	928	11,881	11	12,820	422	2010	Aug. 2022	40 yrs.
Panama City Beach, FL	2,613	736	7,581	—	12	—	736	7,590	3	8,329	270	1997	Aug. 2022	40 yrs.
Hesperia, CA	—	1,416	18,691	—	22	—	1,416	18,702	11	20,129	666	2004	Aug. 2022	40 yrs.
Hesperia, CA	—	639	9,412	—	9	—	639	9,421	—	10,060	334	2007	Aug. 2022	40 yrs.
Hesperia, CA	—	699	12,896	—	103	—	699	12,995	4	13,698	464	1985	Aug. 2022	40 yrs.
Highland, CA	—	1,465	11,966	—	13	—	1,465	11,966	13	13,444	426	2003	Aug. 2022	40 yrs.
Lancaster, CA	—	598	12,100	—	—	—	598	12,100	—	12,698	429	1989	Aug. 2022	40 yrs.
Rialto, CA	—	3,502	16,924	—	14	—	3,502	16,924	14	20,440	601	2007	Aug. 2022	40 yrs.
Thousand Palms, CA	—	2,465	17,632	—	12	—	2,465	17,642	2	20,109	626	2007	Aug. 2022	40 yrs.
Lilburn, GA	2,331	1,555	6,225	—	29	—	1,555	6,236	18	7,809	225	1998	Aug. 2022	40 yrs.
Stockbridge GA	1,619	308	7,238	—	53	—	308	7,268	23	7,599	263	2003	Aug. 2022	40 yrs.
Louisville, KY	6,582	3,115	13,908	—	147	—	3,115	14,026	29	17,170	522	1998	Aug. 2022	40 yrs.
St. Peters, MO	2,309	386	5,521	—	108	—	386	5,595	34	6,015	207	1991	Aug. 2022	40 yrs.
Crystal Lake, IL	2,622	1,325	6,056	—	4	—	1,325	6,058	2	7,385	215	1977	Aug. 2022	40 yrs.
Las Vegas, NV	6,345	717	20,963	—	216	—	717	21,156	23	21,896	749	1996	Aug. 2022	40 yrs.
Panama City Beach, FL	6,151	666	17,086	—	50	—	666	17,104	32	17,802	609	2008	Aug. 2022	40 yrs.
Sarasota, FL	5,203	1,076	13,597	—	19	—	1,076	13,602	14	14,692	484	2003	Aug. 2022	40 yrs.
Sarasota, FL	3,804	638	10,175	—	43	—	638	10,197	21	10,856	363	2001	Aug. 2022	40 yrs.
Leesburg, FL	2,406	1,272	5,888	—	33	—	1,272	5,910	11	7,193	210	1988	Aug. 2022	40 yrs.
Palm Bay, FL	7,154	2,814	21,425	—	38	—	2,814	21,442	21	24,277	762	2000	Aug. 2022	40 yrs.
Houston, TX	4,617	1,878	8,719	—	85	—	1,878	8,801	3	10,682	315	1971	Aug. 2022	40 yrs.
Hudson, FL	3,252	669	6,092	—	41	—	669	6,092	41	6,802	218	2008	Aug. 2022	40 yrs.
Las Vegas, NV	2,341	918	12,355	—	101	—	918	12,455	1	13,374	444	1984	Aug. 2022	40 yrs.
Las Vegas, NV	2,211	829	11,275	—	43	—	829	11,286	32	12,147	403	1987	Aug. 2022	40 yrs.
Ithaca, NY	2,296	890	4,484	—	10	—	890	4,484	10	5,384	160	1988	Aug. 2022	40 yrs.
Kissimmee, FL	—	626	13,147	—	15	—	626	13,160	2	13,788	468	2015	Aug. 2022	40 yrs.
El Paso, TX	3,707	2,126	5,628	—	73	—	2,126	5,701	—	7,827	203	1983	Aug. 2022	40 yrs.
El Paso, TX	2,544	1,053	4,583	—	8	—	1,053	4,588	3	5,644	164	1980	Aug. 2022	40 yrs.

W. P. Carey 2023 10-K – 134

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(in thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
El Paso, TX	3,615	994	7,451	—	108	—	994	7,556	3	8,553	270	1980	Aug. 2022	40 yrs.
El Paso, TX	3,632	1,295	6,318	—	36	—	1,295	6,354	—	7,649	226	1986	Aug. 2022	40 yrs.
El Paso, TX	1,429	587	3,121	—	14	—	587	3,121	14	3,722	114	1985	Aug. 2022	40 yrs.
El Paso, TX	3,721	1,143	5,894	—	92	—	1,143	5,986	—	7,129	214	1980	Aug. 2022	40 yrs.
Fernandina Beach, FL	7,275	2,664	25,000	—	15	—	2,664	25,012	3	27,679	888	1986	Aug. 2022	40 yrs.
Kissimmee, FL	3,451	2,149	6,223	—	174	—	2,149	6,388	9	8,546	227	1981	Aug. 2022	40 yrs.
Houston, TX	2,760	1,350	6,257	—	12	—	1,350	6,257	12	7,619	223	1998	Aug. 2022	40 yrs.
Houston, TX	2,960	1,112	8,044	—	82	—	1,112	8,094	32	9,238	289	2001	Aug. 2022	40 yrs.
Portland, OR	6,354	994	10,176	—	1	—	994	10,176	1	11,171	361	2000	Aug. 2022	40 yrs.
Greensboro, NC	4,040	1,389	15,175	—	178	—	1,389	15,275	78	16,742	546	1953	Aug. 2022	40 yrs.
Avondale, LA	3,425	1,154	9,090	—	—	—	1,154	9,090	—	10,244	323	2008	Aug. 2022	40 yrs.
Washington, D.C.	—	3,371	13,655	—	—	—	3,371	13,655	—	17,026	484	1962	Aug. 2022	40 yrs.
Kissimmee, FL	—	1,770	7,034	—	36	—	1,770	7,052	18	8,840	252	2000	Aug. 2022	40 yrs.
Milford, MA	—	951	11,935	—	9	—	951	11,935	9	12,895	424	2003	Aug. 2022	40 yrs.
Millsboro, DE	—	1,180	14,286	—	—	—	1,180	14,286	—	15,466	507	2001	Aug. 2022	40 yrs.
New Castle, DE	—	1,110	15,787	—	—	—	1,110	15,787	—	16,897	560	2005	Aug. 2022	40 yrs.
Rehoboth, DE	8,079	1,565	18,284	—	13	—	1,565	18,284	13	19,862	650	1999	Aug. 2022	40 yrs.
Chicago, IL	—	787	4,931	—	112	—	787	5,013	30	5,830	186	1990	Aug. 2022	40 yrs.
Gilroy, CA	—	3,058	13,014	—	42	—	3,058	13,029	27	16,114	465	1999	Aug. 2022	40 yrs.
Little Rock, AR	—	1,703	4,358	—	—	—	1,703	4,358	—	6,061	58	1996	Jun. 2023	40 yrs.
Houston, TX	—	3,701	8,945	—	14	—	3,701	8,945	14	12,660	80	2006	Aug. 2023	40 yrs.
Knoxville, TN	—	3,783	5,913	—	—	—	3,783	5,913	—	9,696	10	2008	Dec. 2023	40 yrs.
Springfield, TN	—	1,587	3,651	—	—	—	1,587	3,651	—	5,238	6	1989	Dec. 2023	40 yrs.
Bastrop, TX	—	2,772	9,055	—	—	—	2,772	9,055	—	11,827	11	2020	Dec. 2023	40 yrs.
	$208,721	$150,020	$1,021,083	$3,622	$71,695	$8,299	$150,084	$1,095,520	$9,115	$1,254,719	$80,057
__________
(a)Consists of the cost of improvements subsequent to acquisition and acquisition costs, including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs, and other related professional fees. For business combinations, transaction costs are excluded.
(b)The increase (decrease) in net investment was primarily due to (i) sales of properties, (ii) impairment charges, (iii) changes in foreign currency exchange rates, (iv) allowances for credit loss (Note 7), (v) reclassifications from net investments in direct financing leases to real estate subject to operating leases, and (vi) the amortization of unearned income from net investments in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received.

W. P. Carey 2023 10-K – 135

(c)Excludes (i) gross lease intangible assets of $2.9 billion and the related accumulated amortization of $1.4 billion, (ii) gross lease intangible liabilities of $203.4 million and the related accumulated amortization of $66.5 million, (iii) net investments in sales-type leases of $835.7 million, (iv) sale-leasebacks classified as loans receivable of $236.6 million, (v) secured loans receivable of $11.3 million (as disclosed in Schedule IV – Mortgage Loans on Real Estate), (vi) assets held for sale, net of $37.1 million, and (vii) real estate under construction of $47.1 million.
(d)A reconciliation of real estate and accumulated depreciation follows:

W. P. Carey 2023 10-K – 136

W. P. CAREY INC.
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Real Estate Subject to Operating Leases
	Years Ended December 31,
	2023	2022	2021
Beginning balance	$13,316,632	$11,677,185	$10,736,752
Derecognition through the Spin-Off	(1,299,400)	—	—
Acquisitions	984,283	997,937	1,144,757
Reclassification to sales-type lease	(662,674)	—	—
Dispositions	(256,339)	(165,516)	(80,129)
Reclassification to operating properties	(221,028)	—	—
Foreign currency translation adjustment	132,686	(269,272)	(267,018)
Capital improvements	54,667	29,419	14,589
Reclassification to assets held for sale	(46,985)	(13,093)	(10,628)
Reclassification from real estate under construction	40,479	147,982	86,179
Reclassification from direct financing leases	25,460	67,001	76,929
Impairment charges	(17,885)	(36,624)	(24,246)
Acquisitions through CPA:18 Merger	—	881,613	—
Ending balance	$12,049,896	$13,316,632	$11,677,185

	Reconciliation of Accumulated Depreciation for Real Estate Subject to Operating Leases
	Years Ended December 31,
	2023	2022	2021
Beginning balance	$1,672,091	$1,448,020	$1,206,912
Depreciation expense	326,719	298,972	286,347
Derecognition through the Spin-Off	(214,977)	—	—
Reclassification to sales-type lease	(156,461)	—	—
Dispositions	(58,861)	(47,463)	(17,582)
Reclassification to operating real estate	(56,434)	—	—
Reclassification to assets held for sale	(16,539)	(1,038)	(2,359)
Foreign currency translation adjustment	14,192	(26,400)	(25,298)
Ending balance	$1,509,730	$1,672,091	$1,448,020

	Reconciliation of Operating Real Estate
	Years Ended December 31,
	2023	2022	2021
Beginning balance	$1,077,326	$83,673	$83,476
Reclassification from operating leases	221,028	—	—
Dispositions	(124,237)	—	—
Acquisitions	45,469	—	—
Reclassification from real estate under construction	25,452	66,820	—
Foreign currency translation adjustment	5,088	3,526	—
Capital improvements	4,593	1,146	197
Acquisitions through CPA:18 Merger	—	922,161	—
Ending balance	$1,254,719	$1,077,326	$83,673

W. P. Carey 2023 10-K – 137

	Reconciliation of Accumulated Depreciation for Operating Real Estate
	Years Ended December 31,
	2023	2022	2021
Beginning balance	$28,295	$16,750	$14,004
Reclassification from operating leases	56,434	—	—
Dispositions	(34,580)	—	—
Depreciation expense	29,840	11,541	2,746
Foreign currency translation adjustment	68	4	—
Ending balance	$80,057	$28,295	$16,750

At December 31, 2023, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $15.9 billion.

W. P. Carey 2023 10-K – 138

W. P. CAREY INC.
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2023
(dollars in thousands)

	Interest Rate	Final Maturity Date	Carrying Amount
Description
Financing agreement — observation wheel	7.5%	Jun. 2024	$11,250
			$11,250

	Reconciliation of Mortgage Loans on Real Estate
	Years Ended December 31,
	2023	2022	2021
Beginning balance	$39,250	$24,143	$24,143
Repayments	(28,000)	(34,000)	—
Acquisition through CPA:18 Merger (Note 7)	—	28,000	—
Gain on repayment of secured loan receivable	—	10,613	—
Change in allowance for credit losses (Note 7)	—	10,494	—
Ending balance	$11,250	$39,250	$24,143

W. P. Carey 2023 10-K – 139

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2023 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, at December 31, 2023, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and in connection therewith, PricewaterhouseCoopers LLP has issued an attestation report on the Company’s effectiveness of internal controls over financial reporting as of December 31, 2023, as stated in their report in Item 8.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 2023 10-K – 140

Item 9B. Other Information.

During the three months ended December 31, 2023, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

W. P. Carey 2023 10-K – 141

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

W. P. Carey 2023 10-K – 142

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) and (2) — Financial statements and schedules: see index to financial statements and schedules included in Item 8.

(3) Exhibits:

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement of W. P. Carey Inc. dated June 15, 2017	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 16, 2017
3.2	Fifth Amended and Restated Bylaws of W. P. Carey Inc. dated June 15, 2017	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 16, 2017
4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
4.2	Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 14, 2014
4.3	First Supplemental Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 14, 2014
4.4	Form of Global Note Representing $500,000,000 Aggregate Principal Amount of 4.60% Senior Notes due 2024	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 14, 2014
4.5	Third Supplemental Indenture, dated January 26, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 26, 2015
4.6	Form of Note representing $450 Million Aggregate Principal Amount of 4.000% Senior Notes due 2025	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 26, 2015
4.7	Fourth Supplemental Indenture, dated as of September 12, 2016, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 12, 2016
4.8	Form of Note representing $350 Million Aggregate Principal Amount of 4.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 12, 2016
4.9	Indenture, dated as of November 8, 2016, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Automatic shelf registration statement on Form S-3 (File No. 333-233159) filed August 9, 2019
4.10	First Supplemental Indenture, dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 19, 2017

W. P. Carey 2023 10-K – 143

Exhibit No.	Description	Method of Filing
4.11	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2024	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 19, 2017
4.12	Second Supplemental Indenture dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 6, 2018
4.13	Form of Note representing €500 Million Aggregate Principal Amount of 2.125% Senior Notes due 2027	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 6, 2018
4.14	Third Supplemental Indenture dated as of October 9, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed October 9, 2018
4.15	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 9, 2018
4.16	Fifth Supplemental Indenture, dated June 14, 2019, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 10-Q filed August 2, 2019
4.17	Form of Note representing $325 Million Aggregate Principal Amount of 3.850% Senior Notes due 2029	Incorporated by reference to Exhibit 4.2 to Current Report on Form 10-Q filed August 2, 2019
4.18	Fourth Supplemental Indenture, dated as of September 19, 2019, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 19, 2019
4.19	Form of Note representing €500 Million Aggregate Principal Amount of 1.350% Senior Notes due 2028	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed September 19, 2019
4.20	Description of Securities Registered under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.22 to Annual Report on Form 10-K for the year ended December 31, 2019 filed February 21, 2020
4.21	Sixth Supplemental Indenture, dated October 14, 2020, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 14, 2020
4.22	Form of Note representing $500 Million Aggregate Principal Amount of 2.400% Senior Notes due 2031	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed October 14, 2020
4.23	Seventh Supplemental Indenture, dated February 25, 2021, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 25, 2021
4.24	Form of Note representing $425 Million Aggregate Principal Amount of 2.250% Senior Notes Due 2033	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 25, 2021
4.25	Fifth Supplemental Indenture dated as of March 8, 2021, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 8, 2021

W. P. Carey 2023 10-K – 144

Exhibit No.	Description	Method of Filing
4.26	Form of Note representing €525 Million Aggregate Principal Amount of 0.950% Senior Notes Due 2030	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 8, 2021
4.27	Eighth Supplemental Indenture, dated October 15, 2021, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference Exhibit 4.2 to Current Report on Form 8-K filed October 15, 2021
4.28	Form of Note representing $350 Million Aggregate Principal Amount of 2.450% Senior Notes due 2032	Incorporated by reference Exhibit 4.3 to Current Report on Form 8-K filed October 15, 2021
4.29	Form of Note Representing €150,000,000 Aggregate Principal Amount of 3.41% Senior Notes due 2029	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed November 4, 2022
4.30	Form of Note Representing €200,000,000 Aggregate Principal Amount of 3.70% Senior Notes due 2032	Incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q filed November 4, 2022
10.1†	W. P. Carey Inc. 1997 Share Incentive Plan, as amended	Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.2†	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) Long-Term Incentive Program as amended and restated effective as of September 28, 2012	Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.3†	W. P. Carey Inc. Amended and Restated Deferred Compensation Plan for Employees	Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.4†	Amended and Restated W. P. Carey Inc. 2009 Share Incentive Plan	Incorporated by reference to Appendix A of Schedule 14A filed April 30, 2013
10.5†	2017 Annual Incentive Compensation Plan	Incorporated by reference to Exhibit A of Schedule 14A filed April 11, 2017
10.6†	2017 Share Incentive Plan	Incorporated by reference to Exhibit B of Schedule 14A filed April 11, 2017
10.7†	Form of Share Option Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-8 filed June 27, 2017
10.8†	Form of Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-8 filed June 27, 2017
10.9†	Form of Restricted Share Unit Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-8 filed June 27, 2017
10.10†	Form of Long-Term Performance Share Unit Award Agreement pursuant to the W. P. Carey Inc. 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 filed June 27, 2017
10.11†	Form of Non-Employee Director Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8, filed June 27, 2017

W. P. Carey 2023 10-K – 145

Exhibit No.	Description	Method of Filing
10.12†	W. P. Carey Inc. 2009 Non-Employee Directors’ Incentive Plan	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
10.13†	W. P. Carey Inc. Non-Employee Director Stock Election Plan	Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 filed November 20, 2023
10.14*	Loan Agreement, dated September 20, 2023, by and among JPMorgan Chase Bank, N.A. and the borrowers named therein	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 21, 2023
10.15*	Mezzanine Loan Agreement, dated September 20, 2023, between NLO Mezzanine Borrower and JPMorgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed September 21, 2023
10.16*	Fifth Amended and Restated Credit Agreement, dated as of December 14, 2023, among W. P. Carey Inc., each Designated Borrower from time to time party thereto, certain Subsidiaries identified therein, as Guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated by referenced to Exhibit 10.1 to Current Report on Form 8-K filed December 18, 2023
10.17	Agency Agreement dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2017
10.18	Agency Agreement dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 6, 2018
10.19	Agency Agreement dated as of October 9, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 9, 2018
10.20	Agency Agreement dated as of March 8, 2021, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 8, 2021
10.21	Equity Sales Agreement, dated May 2, 2022, by and among W. P. Carey Inc. and each of Barclays Capital Inc., BMO Capital Markets Corp., BNY Mellon Capital Markets, LLC, BofA Securities, Inc., BTIG, LLC, Capital One Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC, JMP Securities LLC, J.P. Morgan Securities LLC, RBC Capital Markets, LLC, Regions Securities LLC, Scotia Capital (USA) Inc., and Wells Fargo Securities, LLC, as agents, and each of Barclays Bank PLC, Bank of Montreal, The Bank of New York Mellon, Bank of America, N.A., Jefferies LLC, JPMorgan Chase Bank, National Association, Regions Securities LLC, Royal Bank of Canada, The Bank of Nova Scotia and Wells Fargo Bank, National Association, as forward purchasers	Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K, filed May 3, 2022
10.22	Form of Forward Confirmation	Incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K, filed May 3, 2022

W. P. Carey 2023 10-K – 146

Exhibit No.	Description	Method of Filing
10.23	Note Purchase Agreement, dated August 31, 2022, by and among W. P. Carey Inc. and the purchasers listed in the purchaser schedule thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 1, 2022
10.24*	Separation and Distribution Agreement, dated October 31, 2023, between W. P. Carey Inc. and Net Lease Office Properties	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 2, 2023
10.25*	Tax Matters Agreement, dated October 31, 2023, between W. P. Carey Inc. and Net Lease Office Properties	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 2, 2023
10.26*	Advisory Agreement, dated November 1, 2023, between W. P. Carey & Co. B.V. and Net Lease Office Properties	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 2, 2023
10.27*	Advisory Agreement, dated November 1, 2023, between W. P. Carey Management LLC and Net Lease Office Properties	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed November 7, 2023
18.1	Preferability letter of Independent Registered Public Accounting Firm	Incorporated by reference to Exhibit 18.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 5, 2013
21.1	List of Registrant Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
97.1	Clawback Policy	Filed herewith
99.1	Director and Officer Indemnification Policy	Incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

W. P. Carey 2023 10-K – 147

Exhibit No.	Description	Method of Filing
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith
______________________
† The referenced exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 (a)(3) of Form 10-K.
* Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any exhibits or schedules so furnished.

W. P. Carey 2023 10-K – 148

Item 16. Form 10-K Summary.

None.

W. P. Carey 2023 10-K – 149

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.

Date:	February 9, 2024	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason E. Fox	Chief Executive Officer and Director	February 9, 2024
Jason E. Fox	(Principal Executive Officer)

/s/ ToniAnn Sanzone	Chief Financial Officer	February 9, 2024
ToniAnn Sanzone	(Principal Financial Officer)

/s/ Brian Zander	Chief Accounting Officer	February 9, 2024
Brian Zander	(Principal Accounting Officer)

/s/ Christopher J. Niehaus	Chair of the Board and Director	February 9, 2024
Christopher J. Niehaus

/s/ Mark A. Alexander	Director	February 9, 2024
Mark A. Alexander

/s/ Constantin H. Beier	Director	February 9, 2024
Constantin H. Beier

/s/ Tonit M. Calaway	Director	February 9, 2024
Tonit M. Calaway

/s/ Peter J. Farrell	Director	February 9, 2024
Peter J. Farrell

/s/ Robert J. Flanagan	Director	February 9, 2024
Robert J. Flanagan

/s/ Margaret G. Lewis	Director	February 9, 2024
Margaret G. Lewis

/s/ Elisabeth T. Stheeman	Director	February 9, 2024
Elisabeth T. Stheeman

/s/ Nick J. M. van Ommen	Director	February 9, 2024
Nick J. M. van Ommen

W. P. Carey 2023 10-K – 150