Form 10-Q
period 2024-03-31
W. P. Carey Inc.
filed 2024-05-01
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 218,824,708 shares of common stock, $0.001 par value, outstanding at April 26, 2024.

W. P. Carey 3/31/2024 10-Q – 1

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

These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to fluctuating interest rates, the impact of inflation on our tenants and us, the effects of pandemics and global outbreaks of contagious diseases, and domestic or geopolitical crises, such as terrorism, military conflict, war or the perception that hostilities may be imminent, political instability or civil unrest, or other conflict, could also have material adverse effects on our business, financial condition, liquidity, results of operations, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report, as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 9, 2024 (the “2023 Annual Report”). Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

W. P. Carey 3/31/2024 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Investments in real estate:
Land, buildings and improvements — net lease and other	$12,260,873	$12,095,458
Land, buildings and improvements — operating properties	1,256,171	1,256,249
Net investments in finance leases and loans receivable	660,585	1,514,923
In-place lease intangible assets and other	2,278,593	2,308,853
Above-market rent intangible assets	693,294	706,773
Investments in real estate	17,149,516	17,882,256
Accumulated depreciation and amortization	(3,067,292)	(3,005,479)
Assets held for sale, net	—	37,122
Net investments in real estate	14,082,224	14,913,899
Equity method investments	355,668	354,261
Cash and cash equivalents	776,966	633,860
Other assets, net	1,422,597	1,096,474
Goodwill	974,052	978,289
Total assets (a)	$17,611,507	$17,976,783
Liabilities and Equity
Debt:
Senior unsecured notes, net	$5,969,622	$6,035,686
Unsecured term loans, net	1,107,164	1,125,564
Unsecured revolving credit facility	291,621	403,785
Non-recourse mortgages, net	504,808	579,147
Debt, net	7,873,215	8,144,182
Accounts payable, accrued expenses and other liabilities	575,832	615,750
Below-market rent intangible liabilities, net	131,517	136,872
Deferred income taxes	158,820	180,650
Dividends payable	192,948	192,332
Total liabilities (a)	8,932,332	9,269,786
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 218,823,907 and 218,671,874 shares, respectively, issued and outstanding	219	219
Additional paid-in capital	11,772,948	11,784,461
Distributions in excess of accumulated earnings	(2,926,085)	(2,891,424)
Deferred compensation obligation	78,491	62,046
Accumulated other comprehensive loss	(252,516)	(254,867)
Total stockholders’ equity	8,673,057	8,700,435
Noncontrolling interests	6,118	6,562
Total equity	8,679,175	8,706,997
Total liabilities and equity	$17,611,507	$17,976,783
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.
W. P. Carey 3/31/2024 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues
Real Estate:
Lease revenues	$322,251	$352,336
Income from finance leases and loans receivable	25,793	20,755
Operating property revenues	36,643	40,886
Other lease-related income	2,155	13,373
	386,842	427,350
Investment Management:
Asset management revenue	1,893	339
Other advisory income and reimbursements	1,063	101
	2,956	440
	389,798	427,790
Operating Expenses
Depreciation and amortization	118,768	156,409
General and administrative	27,868	26,549
Operating property expenses	17,950	21,249
Reimbursable tenant costs	12,973	21,976
Property expenses, excluding reimbursable tenant costs	12,173	12,772
Stock-based compensation expense	8,856	7,766
Merger and other expenses	4,452	24
	203,040	246,745
Other Income and Expenses
Interest expense	(68,651)	(67,196)
Non-operating income	15,505	4,626
Gain on sale of real estate, net	15,445	177,749
Other gains and (losses)	13,839	8,100
Earnings from equity method investments	4,864	5,236
	(18,998)	128,515
Income before income taxes	167,760	309,560
Provision for income taxes	(8,674)	(15,119)
Net Income	159,086	294,441
Net loss (income) attributable to noncontrolling interests	137	(61)
Net Income Attributable to W. P. Carey	$159,223	$294,380

Basic Earnings Per Share	$0.72	$1.39
Diluted Earnings Per Share	$0.72	$1.39
Weighted-Average Shares Outstanding
Basic	220,031,597	211,951,930
Diluted	220,129,870	212,345,047

See Notes to Consolidated Financial Statements.
W. P. Carey 3/31/2024 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net Income	$159,086	$294,441
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivative instruments	6,432	(7,263)
Foreign currency translation adjustments	(4,338)	6,457
	2,094	(806)
Comprehensive Income	161,180	293,635

Amounts Attributable to Noncontrolling Interests
Net loss (income)	137	(61)
Foreign currency translation adjustments	257	28
Comprehensive loss (income) attributable to noncontrolling interests	394	(33)
Comprehensive Income Attributable to W. P. Carey	$161,574	$293,602

See Notes to Consolidated Financial Statements.
W. P. Carey 3/31/2024 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2024	218,671,874	$219	$11,784,461	$(2,891,424)	$62,046	$(254,867)	$8,700,435	$6,562	$8,706,997
Shares issued upon delivery of vested restricted share awards	152,033	—	(6,861)				(6,861)		(6,861)
Amortization of stock-based compensation expense			8,856				8,856		8,856
Deferral of vested shares, net			(14,557)		14,557		—		—
Dividends declared ($0.865 per share)			1,049	(193,884)	1,888		(190,947)		(190,947)
Net income				159,223			159,223	(137)	159,086
Distributions to noncontrolling interests							—	(50)	(50)
Other comprehensive income:
Unrealized gain on derivative instruments						6,432	6,432		6,432
Foreign currency translation adjustments						(4,081)	(4,081)	(257)	(4,338)
Balance at March 31, 2024	218,823,907	$219	$11,772,948	$(2,926,085)	$78,491	$(252,516)	$8,673,057	$6,118	$8,679,175

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2023	210,620,949	$211	$11,706,836	$(2,486,633)	$57,012	$(283,780)	$8,993,646	$14,998	$9,008,644
Shares issued under forward equity, net	3,081,867	3	249,860				249,863		249,863
Shares issued upon delivery of vested restricted share awards	187,804	—	(13,326)				(13,326)		(13,326)
Amortization of stock-based compensation expense			7,766				7,766		7,766
Deferral of vested shares, net			(4,521)		4,521		—		—
Dividends declared ($1.067 per share)			2,295	(232,778)	513		(229,970)		(229,970)
Net income				294,380			294,380	61	294,441
Contributions from noncontrolling interests							—	2,886	2,886
Distributions to noncontrolling interests							—	(136)	(136)
Other comprehensive loss:
Unrealized loss on derivative instruments						(7,263)	(7,263)		(7,263)
Foreign currency translation adjustments						6,485	6,485	(28)	6,457
Balance at March 31, 2023	213,890,620	$214	$11,948,910	$(2,425,031)	$62,046	$(284,558)	$9,301,581	$17,781	$9,319,362

See Notes to Consolidated Financial Statements.
W. P. Carey 3/31/2024 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows — Operating Activities
Net income	$159,086	$294,441
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	123,487	161,314
Straight-line rent adjustments	(20,044)	(15,948)
Gain on sale of real estate, net	(15,445)	(177,749)
Gain on repayment of secured loan receivable	(10,650)	—
Stock-based compensation expense	8,856	7,766
Earnings from equity method investments	(4,864)	(5,236)
Amortization of rent-related intangibles and deferred rental revenue	4,142	10,765
Decrease in allowance for credit losses	(4,003)	(3,420)
Distributions of earnings from equity method investments	3,687	5,248
Deferred income tax (benefit) expense	(1,373)	4,366
Net realized and unrealized losses (gains) on equity securities, extinguishment of debt, foreign currency exchange rate movements, and other	674	(4,755)
Proceeds from sales of net investments in sales-type leases	807,544	—
Net changes in other operating assets and liabilities	(15,550)	5,935
Net Cash Provided by Operating Activities	1,035,547	282,727
Cash Flows — Investing Activities
Purchases of real estate	(193,744)	(143,645)
Investments in loans receivable	(83,731)	—
Proceeds from sales of real estate	60,868	41,025
Value added taxes paid in connection with acquisition of real estate	(27,197)	(2,622)
Proceeds from repayment of loans receivable	24,000	—
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(19,557)	(35,221)
Value added taxes refunded in connection with acquisition of real estate	4,504	3,332
Capital contributions to equity method investments	(1,835)	(13,716)
Other investing activities, net	(693)	391
Return of capital from equity method investments	413	472
Investment deposit	—	(467,075)
Tenant-funded escrow for investing activities	—	29,787
Net Cash Used in Investing Activities	(236,972)	(587,272)
Cash Flows — Financing Activities
Repayments of Unsecured Revolving Credit Facility	(740,453)	(635,648)
Proceeds from Unsecured Revolving Credit Facility	637,587	1,018,971
Dividends paid	(190,331)	(226,697)
Payments of mortgage principal	(69,276)	(90,263)
Other financing activities, net	(9,653)	1,444
Payments for withholding taxes upon delivery of equity-based awards	(6,862)	(13,326)
Distributions to noncontrolling interests	(50)	(136)
Proceeds from shares issued under forward equity, net of selling costs	—	249,943
Contributions from noncontrolling interests	—	2,886
Net Cash (Used in) Provided by Financing Activities	(379,038)	307,174
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(7,485)	4,061
Net increase in cash and cash equivalents and restricted cash	412,052	6,690
Cash and cash equivalents and restricted cash, beginning of period	691,971	224,141
Cash and cash equivalents and restricted cash, end of period	$1,104,023	$230,831
See Notes to Consolidated Financial Statements.
W. P. Carey 3/31/2024 10-Q – 7

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

In September 2023, we announced a plan to exit the office assets within our portfolio by (i) spinning off 59 office properties into Net Lease Office Properties (“NLOP”), so that it became a separate publicly-traded real estate investment trust (the “Spin-Off”), and (ii) implementing an asset sale program to dispose of 87 office properties retained by us (the “Office Sale Program”), which is targeted to be substantially completed in the first half of 2024.

On November 1, 2023, we completed the Spin-Off, contributing 59 office properties to NLOP. Following the closing of the Spin-Off, NLOP operates as a separate publicly-traded REIT, which we externally manage pursuant to certain advisory agreements (the “NLOP Advisory Agreements”). Through the date of this Report, we have disposed of 80 of the 87 office properties subject to the Office Sale Program (Note 14).

Effective January 1, 2024, we no longer separately analyze our business between real estate operations and investment management operations, and instead view the business as one reportable segment, since our investment management operations have been determined to be both quantitatively and qualitatively insignificant to the Company’s business. Our business is characterized as investing in operationally-critical, single-tenant commercial real estate properties that are leased on a long-term basis. These economic characteristics are similar across various property types, geographic locations, and industries in which our tenants operate and therefore considered one operating segment. The operating results of both the real estate and investment management activities are regularly reviewed, in the aggregate, by our chief operating decision maker to evaluate performance and allocate resources. Accordingly, all operations have been considered to represent one reportable segment, which are reported on our consolidated statements of income and our consolidated balance sheets. As a result of this change, we have conformed prior period segment information to reflect how we currently view our business.

Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Northern and Western Europe, which are leased to companies on a triple-net lease basis. At March 31, 2024, our portfolio was comprised of our full or partial ownership interests in 1,282 properties, totaling approximately 168 million square feet, substantially all of which were net leased to 335 tenants, with a weighted-average lease term of 12.2 years and an occupancy rate of 99.1%. In addition, at March 31, 2024, our portfolio was comprised of full or partial ownership interests in 96 operating properties, including 89 self-storage properties, five hotels, and two student housing properties, totaling approximately 7.3 million square feet.

W. P. Carey 3/31/2024 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)
Note 2. Basis of Presentation

Basis of Presentation

Our interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a complete statement of our consolidated financial position, results of operations, and cash flows in accordance with generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2023, which are included in the 2023 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a VIE and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. There have been no significant changes in our VIE policies from what was disclosed in the 2023 Annual Report.

During the three months ended March 31, 2024, we declassified ten entities as VIEs, primarily related to the completion of certain tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchange”) and dispositions.

At March 31, 2024 and December 31, 2023, we considered 11 and 21 entities, respectively, to be VIEs, of which we consolidated six and 15, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	March 31, 2024	December 31, 2023
Land, buildings and improvements — net lease and other	$124,791	$237,858
Land, buildings and improvements — operating properties	—	39,422
Net investments in finance leases and loans receivable	144,103	595,524
In-place lease intangible assets and other	11,312	40,650
Above-market rent intangible assets	3,859	6,828
Accumulated depreciation and amortization	(16,263)	(23,580)
Total assets	288,577	947,509

Non-recourse mortgages, net	$56,056	$59,715
Below-market rent intangible liabilities, net	29	32
Total liabilities	73,555	101,047

W. P. Carey 3/31/2024 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)
At March 31, 2024 and December 31, 2023, our five and six unconsolidated VIEs, respectively, included our interests in (i) three unconsolidated real estate investments, which we account for under the equity method of accounting (we do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities), and (ii) two unconsolidated investments in equity securities, which we accounted for as investments in shares of the entities at fair value. In addition, at December 31, 2023, we had a variable interest in NLOP, which we also deemed a VIE, due to our guarantee of a non-recourse mortgage loan with approximately $19.0 million principal balance outstanding as of December 31, 2023 encumbering a property that was derecognized in the Spin-Off (Note 1). This non-recourse mortgage loan was repaid by NLOP during the first quarter of 2024 and as a result, NLOP is not deemed a VIE as of March 31, 2024. As of March 31, 2024, and December 31, 2023, the net carrying amount of our investments in these entities was $732.0 million and $729.8 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Reimbursable costs from affiliates (revenues) are now included within Other advisory income and reimbursements. Reimbursable affiliate costs (expenses) are now included within General and administrative expenses. Previously, such amounts were presented in their own financial statement line items on the consolidated statements of income.

Revenue Recognition

There have been no significant changes in our policies for revenue from contracts under Accounting Standards Codification (“ASC”) 606 from what was disclosed in the 2023 Annual Report. ASC 606 does not apply to our lease revenues, which constitute a majority of our revenues, but primarily applies to (i) revenues generated from our hotel operating properties and (ii) investment management revenues. Revenue from contracts primarily represented hotel operating property revenues of $10.2 million and $15.5 million for the three months ended March 31, 2024 and 2023, respectively, generated from 13 hotels located in the United States (12 of which were reclassified from net leases to operating properties in the first quarter of 2023; eight of these properties were sold during 2023). Investment management revenue from contracts under ASC 606 is discussed in Note 3.

Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$776,966	$633,860
Restricted cash (a)	327,057	58,111
Total cash and cash equivalents and restricted cash	$1,104,023	$691,971
__________
(a)Restricted cash is included within Other assets, net on our consolidated balance sheets. The amount as of March 31, 2024 includes $283.8 million of proceeds from the disposition of a portfolio of 78 net-leased self-storage properties during the first quarter of 2024 (Note 5), which are held by an intermediary and have been designated for future 1031 Exchange transactions.

Note 3. Agreements and Transactions with Related Parties

Advisory Agreements and Partnership Agreements with NLOP and CESH

We currently have advisory arrangements with NLOP and CESH, pursuant to which we earn fees and are entitled to receive reimbursement for certain administrative expenses.

W. P. Carey 3/31/2024 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)
The following tables present a summary of revenue earned and reimbursable costs received/accrued from NLOP and CESH for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2024	2023
Asset management revenue (a) (b)	$1,893	$339
Administrative reimbursements (a) (c)	1,000	—
Reimbursable costs from affiliates (a) (c)	63	101
	$2,956	$440

	Three Months Ended March 31,
	2024	2023
NLOP	$2,804	$—
CESH	152	440
	$2,956	$440
__________
(a)Amounts represent revenues from contracts under ASC 606.
(b)Included within Asset management revenue in the consolidated statements of income.
(c)Included within Other advisory income and reimbursements in the consolidated statements of income.

The following table presents a summary of amounts due from affiliates, which are included within Other assets, net in the consolidated financial statements (in thousands):

	March 31, 2024	December 31, 2023
Asset management fees receivable	$684	$1,349
Accounts receivable	467	768
Reimbursable costs	74	59
	$1,225	$2,176

Asset Management Revenue

Under the advisory agreement with CESH, we earn asset management revenue at a rate of 1.0% based on its gross assets at fair value, paid in cash. Under the advisory agreement with NLOP, we earn an asset management fee, which was initially set at an annual amount of $7.5 million and is being reduced proportionately following the disposition of a portfolio property.

Administrative Reimbursements

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

Back-End Fees and Interests in CESH

Under our advisory arrangements with CESH, we may also receive compensation in connection with providing a liquidity event for its investors. Such back-end fees or interests include interests in disposition proceeds. There can be no assurance as to whether or when any back-end fees or interests will be realized.

W. P. Carey 3/31/2024 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)
Other Transactions with Affiliates and Related Parties

Other

At March 31, 2024, we owned interests in eight jointly owned investments in real estate, with the remaining interests held by third parties. We consolidate four such investments and account for the remaining four investments under the equity method of accounting (Note 7). In addition, we owned limited partnership units of CESH at that date. We elected to account for our investment in CESH under the fair value option (Note 7).

Note 4. Land, Buildings and Improvements, and Assets Held for Sale

Land, Buildings and Improvements — Net Lease and Other

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
Land	$2,292,183	$2,248,300
Buildings and improvements	9,929,902	9,801,596
Real estate under construction	38,788	45,562
Less: Accumulated depreciation	(1,563,571)	(1,509,730)
	$10,697,302	$10,585,728

During the three months ended March 31, 2024, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro decreased by 2.2% to $1.0811 from $1.1050. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements — net lease and other decreased by $79.5 million from December 31, 2023 to March 31, 2024.

In connection with changes in lease classifications due to extensions of the underlying leases or entering into a new lease, we reclassified 14 properties with an aggregate carrying value of $105.5 million from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other during the three months ended March 31, 2024 (Note 5).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $71.6 million and $91.3 million for the three months ended March 31, 2024 and 2023, respectively.

Acquisitions of Real Estate

During the three months ended March 31, 2024, we entered into the following investments, which were deemed to be real estate asset acquisitions (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs
Doncaster, United Kingdom (a)	2	1/9/2024	Retail	$30,055
Various, Italy (a)	5	1/30/2024	Industrial, Warehouse	148,130
Laval, Canada (a)	1	3/26/2024	Industrial	2,604
	8			$180,789
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.

W. P. Carey 3/31/2024 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)
The aggregate purchase price allocation for investments disclosed above is as follows (dollars in thousands):

Total Capitalized Costs
Land	$48,071
Buildings and improvements	111,460
Intangible assets:
In-place lease (weighted-average expected life of 18.2 years)	21,258
$180,789

Real Estate Under Construction — Net Lease and Operating Properties

During the three months ended March 31, 2024, we capitalized real estate under construction totaling $9.4 million. The number of construction projects in progress with balances included in real estate under construction was 10 and 11 as of March 31, 2024 and December 31, 2023, respectively. Aggregate unfunded commitments totaled approximately $107.5 million and $71.8 million as of March 31, 2024 and December 31, 2023, respectively.

During the three months ended March 31, 2024, we completed the following construction projects (dollars in thousands):

Property Location(s)	Primary Transaction Type	Number of Properties	Date of Completion	Property Type	Total Capitalized Costs
Salisbury, NC	Expansion	1	3/8/2024	Industrial	$14,737
		1			$14,737

During the three months ended March 31, 2024, we committed to fund a redevelopment project for $44.1 million. We currently expect to complete the project in 2025.

Capitalized interest incurred during construction was $0.3 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively, which reduces Interest expense in the consolidated statements of income.

Dispositions of Properties

During the three months ended March 31, 2024, we sold three properties, which were classified as Land, buildings and improvements — net lease and other. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $19.2 million from December 31, 2023 to March 31, 2024 (Note 14).

Other Lease-Related Income

2024 — For the three months ended March 31, 2024, other lease-related income on our consolidated statements of income included other lease-related settlements totaling $1.8 million.

2023 — For the three months ended March 31, 2023, other lease-related income on our consolidated statements of income included: (i) lease termination income totaling $11.4 million received from two tenants in connection with the sales of the properties they occupied and (ii) other lease-related settlements totaling $1.3 million.

W. P. Carey 3/31/2024 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)
Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Lease income — fixed	$286,174	$308,066
Lease income — variable (a)	36,077	44,270
Total operating lease income	$322,251	$352,336
__________
(a)Includes (i) rent increases based on changes in the U.S. Consumer Price Index and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

Land, Buildings and Improvements — Operating Properties

At both March 31, 2024 and December 31, 2023, Land, buildings and improvements — operating properties consisted of our investments in 80 consolidated self-storage properties, five consolidated hotels, and two consolidated student housing properties. Below is a summary of our Land, buildings and improvements — operating properties (in thousands):

	March 31, 2024	December 31, 2023
Land	$148,860	$150,084
Buildings and improvements	1,104,556	1,104,635
Real estate under construction	2,755	1,530
Less: Accumulated depreciation	(87,350)	(80,057)
	$1,168,821	$1,176,192

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements attributable to operating properties was $7.3 million and $7.2 million for the three months ended March 31, 2024 and 2023, respectively.

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	March 31, 2024	December 31, 2023
Land, buildings and improvements — net lease and other	$—	$46,986
In-place lease intangible assets and other	—	5,222
Above-market rent intangible assets	—	8,374
Accumulated depreciation and amortization	—	(23,460)
Assets held for sale, net	$—	$37,122

At December 31, 2023 we had two properties classified as Assets held for sale, net, with an aggregate carrying value of $37.1 million. These properties were sold in January 2024.

W. P. Carey 3/31/2024 10-Q – 14

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

Finance Receivables

Net investments in finance leases and loans receivable are summarized as follows (in thousands):

	Maturity Date	March 31, 2024	December 31, 2023
Net investments in direct financing leases (a)	2024 – 2036	$326,590	$431,328
Sale-leaseback transactions accounted for as loans receivable (b)	2038 – 2052	312,903	236,611
Net investments in sales-type leases (c)	2024	21,092	835,734
Secured loans receivable (d)	N/A	—	11,250
		$660,585	$1,514,923
__________
(a)Amounts are net of allowance for credit losses, as disclosed below under Net Investments in Direct Financing Leases.
(b)These investments are accounted for as loans receivable in accordance with ASC 310, Receivables and ASC 842, Leases. Maturity dates reflect the current lease maturity dates. Amounts are net of allowance for credit losses of $6.1 million and $0.8 million as of March 31, 2024 and December 31, 2023, respectively.
(c)These investments are assessed for credit loss allowances but no such allowances were recorded as of March 31, 2024 or December 31, 2023.
(d)Amounts are net of allowance for credit losses of $2.1 million as of December 31, 2023. See below under Loans Receivable for discussion of the repayment of this secured loan receivable.

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
Lease payments receivable	$206,230	$285,512
Unguaranteed residual value	309,214	434,234
	515,444	719,746
Less: unearned income	(175,997)	(251,441)
Less: allowance for credit losses (a)	(12,857)	(36,977)
	$326,590	$431,328
__________
(a)During the three months ended March 31, 2024 and 2023, we recorded a net release of allowance for credit losses of $7.1 million and $3.4 million, respectively, on our net investments in direct financing leases due to changes in expected economic conditions, which was included within Other gains and (losses) in our consolidated statements of income. In addition, during the three months ended March 31, 2024, we reduced the allowance for credit losses balance by $17.0 million, in connection with the reclassification of certain properties from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other, as described below.

Income from direct financing leases, which is included in Income from finance leases and loans receivable in the consolidated financial statements, was $8.9 million and $12.7 million for the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024, we reclassified 14 properties with an aggregate carrying value of $105.5 million from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other in connection with changes in lease classifications due to extensions of the underlying leases or entering into a new lease. During the three months ended March 31, 2024, the U.S. dollar strengthened against the euro, resulting in a $12.2 million decrease in the carrying value of Net investments in finance leases and loans receivable from December 31, 2023 to March 31, 2024.

W. P. Carey 3/31/2024 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)
Loans Receivable

During the three months ended March 31, 2024, we entered into the following sale-leaseback, which was deemed to be a loan receivable in accordance with ASC 310, Receivables and ASC 842, Leases (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Investment
Various, Italy (a)	4	3/26/2024	Industrial, Warehouse	$83,890
	4			$83,890
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.

In March 2024, a secured loan receivable was repaid to us for $24.0 million. In connection with this repayment, we recorded a release of allowance for credit losses of $2.1 million since the loan principal was fully repaid. In addition, we collected $1.4 million of unpaid interest related to a prior year upon repayment of this secured loan receivable, which was included in Income from finance leases and loans receivable on the consolidated statements of income for the three months ended March 31, 2024.

Earnings from our loans receivable are included in Income from finance leases and loans receivable in the consolidated financial statements, and totaled $5.9 million and $4.8 million for the three months ended March 31, 2024 and 2023, respectively.

Net Investments in Sales-Type Leases

During the three months ended March 31, 2024, we completed the sale of a portfolio of 78 net-lease self-storage properties located in the United States, which was accounted for as net investments in sales-type leases and included in Net investments in finance leases and loans receivable in the consolidated balance sheets. As a result, the carrying value of Net investments in finance leases and loans receivable decreased by $451.4 million from December 31, 2023 to March 31, 2024 (Note 14). The tenant had previously provided notice of its intention to exercise its option to repurchase the properties during the first quarter of 2023. We recognized an aggregate Gain on sale of real estate, net, of $176.2 million during the three months ended March 31, 2023 related to this transaction.

During the three months ended March 31, 2024, we completed the sale of a portfolio of 70 net-lease office properties located in Andalusia, Spain, to the tenant occupying the properties, which was accounted for as net investments in sales-type leases and included in Net investments in finance leases and loans receivable in the consolidated balance sheets. As a result, the carrying value of Net investments in finance leases and loans receivable decreased by $359.3 million from December 31, 2023 to March 31, 2024 (Note 14). We had previously entered into an agreement to sell the portfolio to the tenant occupying the properties during the fourth quarter of 2023. We recognized an aggregate Gain on sale of real estate, net, of $59.1 million during the three months ended December 31, 2023 related to this transaction.

Earnings from our net investments in sales-type leases are included in Income from finance leases and loans receivable in the consolidated financial statements, and totaled $11.0 million and $3.2 million for the three months ended March 31, 2024 and 2023, respectively. Prior to the respective reclassifications to net investments in sales-type leases, earnings from such investments were recognized in Lease revenues in the consolidated financial statements.

Net investments in sales-type leases is summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
Lease payments receivable (a)	$22,253	$849,881
	22,253	849,881
Less: unearned income	(1,161)	(14,147)
	$21,092	$835,734
__________
(a)Includes estimated purchase price and total rents owed.

W. P. Carey 3/31/2024 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)
Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both March 31, 2024 and December 31, 2023, no material balances of our finance receivables were past due. Other than the lease extensions and new lease noted under Net Investments in Direct Financing Leases above, there were no material modifications of finance receivables during the three months ended March 31, 2024.

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

A summary of our finance receivables by internal credit quality rating, excluding our allowance for credit losses, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
1 – 3	17	18	$601,490	$1,338,877
4	6	8	78,022	215,953
5	—	—	—	—
			$679,512	$1,554,830

Note 6. Goodwill and Other Intangibles

We have recorded lease and internal-use software development intangibles that are being amortized over periods ranging from one year to 48 years. In-place lease intangibles, at cost are included in In-place lease intangible assets and other in the consolidated financial statements. Above-market rent intangibles, at cost are included in Above-market rent intangible assets in the consolidated financial statements. Accumulated amortization of in-place lease and above-market rent intangibles is included in Accumulated depreciation and amortization in the consolidated financial statements. Internal-use software development intangibles are included in Other assets, net in the consolidated financial statements. Below-market rent intangibles are included in Below-market rent intangible liabilities, net in the consolidated financial statements.

Net lease intangibles recorded in connection with property acquisitions during the three months ended March 31, 2024 are described in Note 4.

Goodwill decreased by $4.2 million during the three months ended March 31, 2024 due to foreign currency translation adjustments.

W. P. Carey 3/31/2024 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$2,045	$(613)	$1,432	$20,745	$(19,569)	$1,176
	2,045	(613)	1,432	20,745	(19,569)	1,176
Lease Intangibles:
In-place lease	2,141,444	(937,149)	1,204,295	2,168,739	(934,138)	1,234,601
Above-market rent	693,294	(479,222)	214,072	706,773	(481,554)	225,219
	2,834,738	(1,416,371)	1,418,367	2,875,512	(1,415,692)	1,459,820
Goodwill
Goodwill	974,052	—	974,052	978,289	—	978,289
Total intangible assets	$3,810,835	$(1,416,984)	$2,393,851	$3,874,546	$(1,435,261)	$2,439,285

Finite-Lived Intangible Liabilities
Below-market rent	$(202,807)	$71,290	$(131,517)	$(203,413)	$66,541	$(136,872)
Total intangible liabilities	$(202,807)	$71,290	$(131,517)	$(203,413)	$66,541	$(136,872)

During the three months ended March 31, 2024, the U.S. dollar strengthened against the euro, resulting in a decrease of $9.4 million in the carrying value of our net intangible assets from December 31, 2023 to March 31, 2024.

Net amortization of intangibles, including the effect of foreign currency translation, was $42.6 million and $67.5 million for the three months ended March 31, 2024 and 2023, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of internal-use software development and in-place lease intangibles is included in Depreciation and amortization.

Note 7. Equity Method Investments

Interests in Unconsolidated Real Estate Investments and CESH

We own interests in certain unconsolidated real estate investments with third parties and in CESH. There have been no significant changes in our equity method investment policies from what was disclosed in the 2023 Annual Report.

We own equity interests in properties that are generally leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. The underlying investments are jointly owned with third parties. We account for these investments under the equity method of accounting. We account for our interest in CESH under the equity method because, as its advisor, we do not exert control over, but we do have the ability to exercise significant influence over, CESH.

W. P. Carey 3/31/2024 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)
The following table sets forth our ownership interests in our equity method investments and their respective carrying values (dollars in thousands):

		Carrying Value at
Lessee/Fund/Description	Ownership Interest	March 31, 2024	December 31, 2023
Las Vegas Retail Complex (a)	N/A	$238,598	$235,979
Johnson Self Storage	90.00%	63,521	63,934
Kesko Senukai (b)	70.00%	28,027	28,860
Harmon Retail Corner (c)	15.00%	24,205	24,229
CESH (d)	2.43%	1,317	1,259
		$355,668	$354,261
__________
(a)On June 10, 2021, we entered into an agreement to fund a construction loan of approximately $261.9 million (as of March 31, 2024) for a retail complex in Las Vegas, Nevada. Through March 31, 2024, we funded $233.2 million, including $1.8 million during the three months ended March 31, 2024. Equity income from this investment was $3.1 million and $3.3 million for the three months ended March 31, 2024 and 2023, respectively, which was recognized within Earnings from equity method investments in our consolidated statements of income.
(b)The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.
(c)This investment is reported using the hypothetical liquidation at book value model, which may be different than pro rata ownership percentages, primarily due to the capital structure of the partnership agreement.
(d)We have elected to account for our investment in CESH at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH on a one quarter lag; therefore, the balance of our equity method investment in CESH recorded as of March 31, 2024 is based on the estimated fair value of our investment as of December 31, 2023.

We received aggregate distributions of $4.1 million and $5.7 million from our unconsolidated real estate investments for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024 and December 31, 2023, the aggregate unamortized basis differences on our unconsolidated real estate investments were $17.7 million and $18.0 million, respectively. We received a distribution from CESH during the three months ended March 31, 2023 of $0.5 million. We did not receive a distribution from CESH during the three months ended March 31, 2024.

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

W. P. Carey 3/31/2024 10-Q – 19

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

Investment in Shares of Lineage — We have elected to apply the measurement alternative under Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10) to account for our investment in shares of Lineage (a cold storage REIT), which is included in Other assets, net in the consolidated financial statements. Under this alternative, the carrying value is adjusted for any impairments or changes in fair value resulting from observable transactions for similar or identical investments in the issuer. We classified this investment as Level 3 because it is not traded in an active market. During the three months ended March 31, 2024, we received cash dividends of $3.0 million from our investment in shares of Lineage, which was recorded within Non-operating income in the consolidated financial statements. The fair value of this investment was $404.9 million at both March 31, 2024 and December 31, 2023.

Investment in Shares of GCIF — We account for our investment in shares of Guggenheim Credit Income Fund (“GCIF”), which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 2 because we used a quoted price from an inactive market to determine its fair value. The fair value of our investment in shares of GCIF was $0.8 million at both March 31, 2024 and December 31, 2023.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the three months ended March 31, 2024 or 2023. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		March 31, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2 and 3	$5,969,622	$5,514,639	$6,035,686	$5,598,423
Non-recourse mortgages, net (a) (b) (d)	3	504,808	499,693	579,147	572,553
__________
(a)The carrying value of Senior Unsecured Notes, net (Note 10) includes unamortized deferred financing costs of $19.7 million and $21.0 million at March 31, 2024 and December 31, 2023, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of less than $0.1 million at December 31, 2023. There were no unamortized deferred financing costs on our Non-recourse mortgages, net as of March 31, 2024.
(b)The carrying value of Senior Unsecured Notes, net includes unamortized discount of $18.8 million and $20.1 million at March 31, 2024 and December 31, 2023, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $3.4 million and $4.3 million at March 31, 2024 and December 31, 2023, respectively.
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
W. P. Carey 3/31/2024 10-Q – 20

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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility and Unsecured Term Loan due 2026 (Note 10), but excluding finance receivables (Note 5), had fair values that approximated their carrying values at both March 31, 2024 and December 31, 2023.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. There have been no significant changes in our impairment policies from what was disclosed in the 2023 Annual Report.

During the three months ended March 31, 2024 and 2023, we did not incur any impairment charges.

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

W. P. Carey 3/31/2024 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)
Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2023 Annual Report. At both March 31, 2024 and December 31, 2023, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Foreign currency collars	Other assets, net	$16,793	$14,103	$—	$—
Interest rate swaps	Other assets, net	910	995	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(1,390)	(4,029)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities			—	(1,678)
		17,703	15,098	(1,390)	(5,707)
Derivatives Not Designated as Hedging Instruments
Foreign currency collars	Other assets, net	276	—	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	—	(217)
		276	—	—	(217)
Total derivatives		$17,979	$15,098	$(1,390)	$(5,924)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (a)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2024	2023
Foreign currency collars	$5,328	$(6,226)
Interest rate swaps	1,630	(630)
Interest rate cap	—	(7)
Total	$6,958	$(6,863)

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2024	2023
Foreign currency collars	Non-operating income	$2,189	$4,305
Interest rate swaps and cap	Interest expense	828	370
Total		$3,017	$4,675
__________
(a)Excludes net losses of $0.5 million and $0.4 million recognized on unconsolidated jointly owned investments for the three months ended March 31, 2024 and 2023, respectively.

Amounts reported in Other comprehensive income (loss) related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Non-operating income when the hedged foreign currency contracts are settled. As of March 31, 2024, we estimate that an additional $0.6 million and $9.9 million will be reclassified as Interest expense and Non-operating income, respectively, during the next 12 months.

W. P. Carey 3/31/2024 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)
The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2024	2023
Foreign currency collars	Non-operating income	$928	$(199)
Interest rate swaps	Interest expense	(860)	(406)
Derivatives Not in Cash Flow Hedging Relationships
Foreign currency collars	Other gains and (losses)	492	(139)
Total		$560	$(744)

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

The interest rate swaps that our consolidated subsidiaries had outstanding at March 31, 2024 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2024 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	4	30,770	USD	$687
Interest rate swaps	4	512,970	EUR	223
				$910
__________
(a)Fair value amounts are based on the exchange rate of the euro at March 31, 2024, as applicable.

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

W. P. Carey 3/31/2024 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)
The following table presents the foreign currency collars that we had outstanding at March 31, 2024 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2024
Designated as Cash Flow Hedging Instruments
Foreign currency collars	59	286,000	EUR	$13,768
Foreign currency collars	35	22,260	GBP	1,635
Not Designated as Cash Flow Hedging Instruments
Foreign currency collars	3	15,000	EUR	276
				$15,679

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2024. At March 31, 2024, our total credit exposure and the maximum exposure to any single counterparty was $16.7 million and $2.8 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At March 31, 2024, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $1.4 million and $5.9 million at March 31, 2024 and December 31, 2023, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at March 31, 2024 or December 31, 2023, we could have been required to settle our obligations under these agreements at their aggregate termination value of $1.4 million and $6.0 million, respectively.

Net Investment Hedges

Certain borrowings under our Senior Unsecured Notes, Unsecured Revolving Credit Facility, and Unsecured Term Loans (all as defined in Note 10) denominated in euro, British pounds sterling, or Japanese yen are designated as, and are effective as, economic hedges of our net investments in foreign entities.

Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under our euro-denominated senior notes and changes in the value of our euro, Japanese yen, and British pound sterling borrowings under our Senior Unsecured Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. Such gains (losses) related to non-derivative net investment hedges were $88.4 million and $(71.5) million for the three months ended March 31, 2024 and 2023, respectively.

Note 10. Debt

Term Loan Agreement

As of both March 31, 2024 and December 31, 2023, we had a €500.0 million unsecured term loan outstanding maturing on April 24, 2026 (our “Unsecured Term Loan due 2026”), comprised of (i) a €300.0 million term loan (our “Term Loan due 2026”) and (ii) a €200.0 million delayed draw term loan (our “Delayed Draw Term Loan due 2026”). The Unsecured Term Loan due 2026 is incorporated into the Senior Unsecured Credit Facility, which is described below.

W. P. Carey 3/31/2024 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)
Senior Unsecured Credit Facility

As of both March 31, 2024 and December 31, 2023, we had a multi-currency senior unsecured credit facility, comprised of (i) a $2.0 billion unsecured revolving credit facility maturing on February 14, 2029 (our “Unsecured Revolving Credit Facility”), (ii) a £270.0 million term loan maturing on February 14, 2028 (our “GBP Term Loan due 2028”), and (iii) a €215.0 million term loan maturing on February 14, 2028 (our “EUR Term Loan due 2028”). We have an option to extend each of these term loans by up to an additional year, subject to certain customary conditions. We refer to these term loans collectively as the “Unsecured Term Loans due 2028.” We refer to our Unsecured Term Loan due 2026 and Unsecured Term Loans due 2028 collectively as our “Unsecured Term Loans.” We refer to our Unsecured Revolving Credit Facility and our Unsecured Term Loans collectively as our “Senior Unsecured Credit Facility.”

As of March 31, 2024, the aggregate principal amount (of revolving and term loans) available under the Senior Unsecured Credit Facility was able to be increased up to an amount not to exceed the U.S. dollar equivalent of $4.35 billion, subject to the conditions to increase set forth in our credit agreement.

At March 31, 2024, our Unsecured Revolving Credit Facility had available capacity of approximately $1.7 billion (net of amounts reserved for standby letters of credit totaling $5.9 million). We incur an annual facility fee of 0.15% of the total commitment on our Unsecured Revolving Credit Facility based on our credit ratings of BBB+ and Baa1, which is included within Interest expense in our consolidated statements of income.

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

Senior Unsecured Credit Facility	Interest Rate at March 31, 2024 (a)	Maturity Date at March 31, 2024	Principal Outstanding Balance at
			March 31, 2024	December 31, 2023
Unsecured Term Loans: (b)
Unsecured Term Loan due 2026 — borrowing in euros (c)	4.34%	4/24/2026	$540,550	$552,500
GBP Term Loan due 2028 — borrowing in British pounds sterling (d)	SONIA + 0.85%	2/14/2028	341,360	343,306
EUR Term Loan due 2028 — borrowing in euros (e)	EURIBOR + 0.85%	2/14/2028	232,437	237,575
			1,114,347	1,133,381
Unsecured Revolving Credit Facility:
Borrowing in euros (e)	EURIBOR + 0.775%	2/14/2029	275,681	386,750
Borrowing in Japanese yen (f)	TIBOR + 0.775%	2/14/2029	15,940	17,035
			291,621	403,785
			$1,405,968	$1,537,166
__________
(a)The applicable interest rate at March 31, 2024 was based on the credit ratings for our Senior Unsecured Notes of BBB+/Baa1.
(b)Balance excludes unamortized discount of $6.8 million and $7.4 million at March 31, 2024 and December 31, 2023, respectively, and unamortized deferred financing costs of $0.3 million and $0.4 million at March 31, 2024 and December 31, 2023, respectively.
(c)Interest rate is subject to variable-to-fixed interest rate swaps that fix the total per annum interest rate at 4.34% through December 31, 2024.
(d)SONIA means Sterling Overnight Index Average.
(e)EURIBOR means Euro Interbank Offered Rate.
(f)TIBOR means Tokyo Interbank Offered Rate.

W. P. Carey 3/31/2024 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)
Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $6.0 billion at March 31, 2024 (the “Senior Unsecured Notes”).

Interest on the Senior Unsecured Notes is payable annually or semi-annually in arrears. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 20 to 35 basis points. The following table presents a summary of our Senior Unsecured Notes outstanding at March 31, 2024 (currency in thousands):

		Principal Amount	Coupon Rate	Maturity Date	Principal Outstanding Balance at
Senior Unsecured Notes, net (a)	Issue Date				March 31, 2024	December 31, 2023
4.6% Senior Notes due 2024 (b)	3/14/2014	$500,000	4.6%	4/1/2024	$500,000	$500,000
2.25% Senior Notes due 2024	1/19/2017	€500,000	2.25%	7/19/2024	540,550	552,500
4.0% Senior Notes due 2025	1/26/2015	$450,000	4.0%	2/1/2025	450,000	450,000
2.25% Senior Notes due 2026	10/9/2018	€500,000	2.25%	4/9/2026	540,550	552,500
4.25% Senior Notes due 2026	9/12/2016	$350,000	4.25%	10/1/2026	350,000	350,000
2.125% Senior Notes due 2027	3/6/2018	€500,000	2.125%	4/15/2027	540,550	552,500
1.35% Senior Notes due 2028	9/19/2019	€500,000	1.35%	4/15/2028	540,550	552,500
3.85% Senior Notes due 2029	6/14/2019	$325,000	3.85%	7/15/2029	325,000	325,000
3.41% Senior Notes due 2029	9/28/2022	€150,000	3.41%	9/28/2029	162,165	165,750
0.95% Senior Notes due 2030	3/8/2021	€525,000	0.95%	6/1/2030	567,577	580,125
2.4% Senior Notes due 2031	10/14/2020	$500,000	2.4%	2/1/2031	500,000	500,000
2.45% Senior Notes due 2032	10/15/2021	$350,000	2.45%	2/1/2032	350,000	350,000
3.7% Senior Notes due 2032	9/28/2022	€200,000	3.7%	9/28/2032	216,220	221,000
2.25% Senior Notes due 2033	2/25/2021	$425,000	2.25%	4/1/2033	425,000	425,000
					$6,008,162	$6,076,875
__________
(a)Aggregate balance excludes unamortized deferred financing costs totaling $19.7 million and $21.1 million, and unamortized discount totaling $18.8 million and $20.1 million, at March 31, 2024 and December 31, 2023, respectively.
(b)In April 2024, we repaid our $500 million of 4.6% Senior Notes due 2024 at maturity (Note 15).

Covenants

The credit agreements for our Senior Unsecured Credit Facility, each of the Senior Unsecured Notes, and certain of our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. There have been no significant changes in our debt covenants from what was disclosed in the 2023 Annual Report. We were in compliance with all of these covenants at March 31, 2024.

Non-Recourse Mortgages

At March 31, 2024, the weighted-average interest rate for our total non-recourse mortgage notes payable was 4.6% (fixed-rate and variable-rate non-recourse mortgage notes payable were 4.4% and 6.1%, respectively), with maturity dates ranging from April 2024 to May 2034.

Repayments

During the three months ended March 31, 2024, we (i) repaid non-recourse mortgage loans at or close to maturity with an aggregate principal balance of approximately $62.5 million and (ii) prepaid non-recourse mortgage loans totaling $2.5 million. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 5.0%.

W. P. Carey 3/31/2024 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)
Foreign Currency Exchange Rate Impact

During the three months ended March 31, 2024, the U.S. dollar strengthened against the euro, resulting in a decrease of $102.7 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2023 to March 31, 2024.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of March 31, 2024 are as follows (in thousands):

Years Ending December 31,	Total
2024 (remainder) (a)	$1,164,157
2025	704,699
2026	1,525,222
2027	542,493
2028	1,144,040
Thereafter through 2034	2,841,679
Total principal payments	7,922,290
Unamortized discount, net	(29,033)
Unamortized deferred financing costs	(20,042)
Total	$7,873,215
__________
(a)In April 2024, we repaid our $500 million of 4.6% Senior Notes due 2024 at maturity (Note 15).

Certain amounts in the table above are based on the applicable foreign currency exchange rate at March 31, 2024.

Note 11. Commitments and Contingencies

At March 31, 2024, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2023 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the three months ended March 31, 2024. We recorded stock-based compensation expense of $8.9 million and $7.8 million during the three months ended March 31, 2024 and 2023, respectively, which was included in Stock-based compensation expense in the consolidated financial statements.

W. P. Carey 3/31/2024 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)
Restricted and Conditional Awards

Nonvested restricted share awards (“RSAs”), restricted share units (“RSUs”), and performance share units (“PSUs”) at March 31, 2024 and changes during the three months ended March 31, 2024 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2024	447,358	$77.69	526,413	$105.92
Granted (a)	263,260	65.06	213,645	82.95
Vested (b)	(154,294)	76.84	(309,670)	86.19
Forfeited	(752)	68.87	—	—
Adjustment (c)	—	—	53,706	87.19
Nonvested at March 31, 2024 (d)	555,572	$71.86	484,094	$110.65
__________
(a)The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period. To estimate the fair value of PSUs granted during the three months ended March 31, 2024, we used a risk-free interest rate of 4.1%, an expected volatility rate of 20.5%, and assumed a dividend yield of zero.
(b)The grant date fair value of shares vested during the three months ended March 31, 2024 was $38.5 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At March 31, 2024 and December 31, 2023, we had an obligation to issue 1,392,421 and 1,196,955 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $78.5 million and $62.0 million, respectively.
(c)Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments at March 31, 2024 to reflect the number of shares expected to be issued when the PSUs vest.
(d)At March 31, 2024, total unrecognized compensation expense related to these awards was approximately $66.9 million, with an aggregate weighted-average remaining term of 2.2 years.

Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Net income — basic and diluted	$159,223	$294,380

Weighted-average shares outstanding — basic	220,031,597	211,951,930
Effect of dilutive securities	98,273	393,117
Weighted-average shares outstanding — diluted	220,129,870	212,345,047

For the three months ended March 31, 2024 and 2023, potentially dilutive securities excluded from the computation of diluted earnings per share were insignificant.

W. P. Carey 3/31/2024 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)
ATM Program and Forward Equity

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

During 2023, we settled the ATM Forwards in full prior to the maturity date of each ATM Forward via physical delivery of the outstanding shares of common stock in exchange for cash proceeds. The forward sale price that we received upon physical settlement of the ATM Forwards was (i) subject to adjustment on a daily basis based on a floating interest rate factor equal to a specified daily rate less a spread (i.e., if the specified daily rate is less than the spread on any day, the interest rate factor will result in a daily reduction of the applicable forward sale price) and (ii) decreased based on amounts related to expected dividends on shares of our common stock during the term of the ATM Forwards.

We determined that our ATM Forwards met the criteria for equity classification and were therefore exempt from derivative accounting. We recorded the ATM Forwards at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.

The following table sets forth certain information regarding the settlement of our forward equity during the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Shares of common stock delivered	—	3,081,867
Net proceeds	$—	$249,943

W. P. Carey 3/31/2024 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)
Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31, 2024
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$9,650	$(264,517)	$(254,867)
Other comprehensive income before reclassifications	9,449	(4,338)	5,111
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(2,189)	—	(2,189)
Interest expense	(828)	—	(828)
Total	(3,017)	—	(3,017)
Net current period other comprehensive income	6,432	(4,338)	2,094
Net current period other comprehensive loss attributable to noncontrolling interests	—	257	257
Ending balance	$16,082	$(268,598)	$(252,516)

	Three Months Ended March 31, 2023
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$36,079	$(319,859)	$(283,780)
Other comprehensive income before reclassifications	(2,588)	6,457	3,869
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(4,305)	—	(4,305)
Interest expense	(370)	—	(370)
Total	(4,675)	—	(4,675)
Net current period other comprehensive loss	(7,263)	6,457	(806)
Net current period other comprehensive loss attributable to noncontrolling interests	—	28	28
Ending balance	$28,816	$(313,374)	$(284,558)

See Note 9 for additional information on our derivatives activity recognized within Other comprehensive income (loss) for the periods presented.

Dividends Declared

During the first quarter of 2024, our Board declared a quarterly dividend of $0.865 per share, which was paid on April 15, 2024 to stockholders of record as of March 28, 2024.

Note 13. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three months ended March 31, 2024 and 2023.

W. P. Carey 3/31/2024 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)
Certain of our subsidiaries have elected taxable REIT subsidiary (“TRS”) status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three months ended March 31, 2024 and 2023.

Current income tax expense was $10.0 million and $10.8 million for the three months ended March 31, 2024 and 2023, respectively. Deferred income tax benefit (expense) was $1.4 million and $(4.4) million for the three months ended March 31, 2024 and 2023, respectively.

Note 14. Property Dispositions

We implemented the Office Sale Program in September 2023, which is targeted to be substantially completed in the first half of 2024 (Note 1).

All property dispositions are also discussed in Note 4 and Note 5.

2024 — During the three months ended March 31, 2024, we sold 153 properties for total proceeds, net of selling costs, of $868.4 million and recognized a net gain on these sales totaling $15.4 million (inclusive of income taxes totaling $3.1 million recognized upon sale).

This disposition activity includes the sale of 72 properties under the Office Sale Program for total proceeds, net of selling costs, of $390.0 million, resulting in a net gain on these sales totaling $2.0 million.

2023 — During the three months ended March 31, 2023, we sold five properties for total proceeds, net of selling costs, of $41.0 million and recognized a net gain on these sales totaling $1.5 million.

Note 15. Subsequent Events

Senior Unsecured Notes Repayment

On April 1, 2024, we repaid our $500 million of 4.6% Senior Notes at maturity (Note 10).

Acquisitions

In April 2024, we completed one acquisition of a distribution facility in Commercial Point, Ohio, for approximately $94.2 million.

Mortgage Loan Repayments

In April 2024, we repaid at maturity two non-recourse mortgage loans totaling approximately $8.7 million.

Dispositions

In April 2024, we sold one packing facility in Sanger, California, for gross proceeds of approximately $9.0 million.
W. P. Carey 3/31/2024 10-Q – 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. This item also provides our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2023 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Refer to Item 1 of the 2023 Annual Report for a description of our business.

Financial Highlights

During the three months ended March 31, 2024, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•We acquired three investments totaling $264.7 million (Note 4, Note 5).
•We completed one construction project at a cost totaling $14.7 million (Note 4).
•We funded approximately $1.8 million for a construction loan to build a retail complex in Las Vegas, Nevada, during the three months ended March 31, 2024. Through March 31, 2024, we have funded $233.2 million (Note 7).
•We committed to fund a redevelopment project for $44.1 million. We currently expect to complete the project in 2025 (Note 4).

Dispositions

•We disposed of 153 properties for total proceeds, net of selling costs, of $868.4 million, including (i) our portfolio of 78 U-Haul properties for total proceeds, net of selling costs, of $464.1 million, (ii) 72 properties sold under the Office Sale Program for total proceeds, net of selling costs, of $390.0 million, and (iii) three additional properties for total proceeds, net of selling costs, of $14.4 million (Note 14).

Financing and Capital Markets Transactions

•We repaid non-recourse mortgage debt outstanding totaling $65.0 million with a weighted-average interest rate of 5.0% (Note 10).

Dividends to Stockholders

In March 2024, we declared cash dividends totaling $0.865 per share (Note 12).

W. P. Carey 3/31/2024 10-Q – 32

Consolidated Results

(in thousands, except shares)

	Three Months Ended March 31,
	2024	2023
Total revenues	$389,798	$427,790

Net income attributable to W. P. Carey	159,223	294,380

Dividends declared	190,947	229,970

Net cash provided by operating activities (a)	1,035,547	282,727
Net cash used in investing activities	(236,972)	(587,272)
Net cash (used in) provided by financing activities	(379,038)	307,174

Supplemental financial measures (b):
Adjusted funds from operations attributable to W. P. Carey (AFFO)	251,892	279,219

Diluted weighted-average shares outstanding	220,129,870	212,345,047
__________
(a)Amount for the three months ended March 31, 2024 includes $807.5 million of proceeds from the sales of net investments in sales-type leases (U-Haul and State of Andalusia portfolios) (Note 5). Such proceeds are included within Net cash provided by operating activities in accordance with Accounting Standards Codification 842, Leases.
(b)We consider Adjusted funds from operations (“AFFO”), a supplemental measure that is not defined by GAAP (a “non-GAAP measure”), to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Revenues

Total revenues decreased for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to lower lease revenues (substantially as a result of the Spin-Off and the Office Sale Program (Note 1), partially offset by property acquisition activity and rent escalations), as well as lower other lease-related income (Note 4).

Net Income Attributable to W. P. Carey

Net income attributable to W. P. Carey decreased for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to lower gain on sale of real estate.

AFFO

AFFO decreased for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to the impact of the Spin-Off and Office Sale Program, as well as lower other lease-related income, partially offset by the impact of net investment activity and rent escalations.

W. P. Carey 3/31/2024 10-Q – 33

Portfolio Overview

Our portfolio is comprised of operationally-critical, commercial real estate assets net leased to tenants located primarily in the United States and Northern and Western Europe. We invest in high-quality single tenant industrial, warehouse, and retail properties subject to long-term net leases with built-in rent escalators. Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our various net-leased jointly owned investments. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

Net-leased Properties	March 31, 2024	December 31, 2023
ABR (in thousands)	$1,279,391	$1,339,352
Number of net-leased properties	1,282	1,424
Number of tenants	335	336
Total square footage (in thousands)	168,401	172,668
Occupancy	99.1%	98.1%
Weighted-average lease term (in years)	12.2	11.7

Operating Properties
Number of operating properties:	96	96
Number of self-storage operating properties	89	89
Number of hotel operating properties	5	5
Number of student housing operating properties	2	2
Occupancy (self-storage operating properties)	90.4%	90.3%

Number of countries	26	26
Total assets (in thousands)	$17,611,507	$17,976,783
Net investments in real estate (in thousands)	14,082,224	14,913,899

	Three Months Ended March 31,
	2024	2023
Acquisition volume (in millions) (a)	$266.5	$157.8
Construction projects completed (in millions)	14.7	20.6
Average U.S. dollar/euro exchange rate	1.0858	1.0720
Average U.S. dollar/British pound sterling exchange rate	1.2681	1.2137

_________
(a)Amounts for the three months ended March 31, 2024 and 2023 include $1.8 million and $13.7 million, respectively, of funding for a construction loan (Note 7). Amount for the three months ended March 31, 2024 includes $83.9 million of sale-leasebacks classified as loans receivable (Note 5).

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at March 31, 2024 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

W. P. Carey 3/31/2024 10-Q – 34

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
Apotex Pharmaceutical Holdings Inc. (a)	Pharmaceutical R&D and manufacturing properties in the Greater Toronto Area leased to generic drug manufacturer	11	$31,528	2.5%	19.0
Metro Cash & Carry Italia S.p.A. (b)	Business-to-business retail stores in Italy and Germany leased to cash and carry wholesaler	20	29,867	2.3%	4.3
Extra Space Storage, Inc.	Net lease self-storage properties in the U.S. leased to publicly traded self-storage REIT	27	25,808	2.0%	20.1
Hellweg Die Profi-Baumärkte GmbH & Co. KG (b) (c)	Retail properties in Germany leased to German DIY retailer	35	25,205	2.0%	19.9
OBI Group (b)	Retail properties in Poland leased to German DIY retailer	26	24,926	2.0%	7.2
Fortenova Grupa d.d. (b)	Grocery stores and warehouses in Croatia leased to European food retailer	19	24,831	1.9%	10.1
ABC Technologies Holdings Inc. (a) (d)	Automotive parts manufacturing properties in the U.S., Canada and Mexico leased to OEM supplier	23	24,251	1.9%	19.1
Fedrigoni S.p.A (b)	Industrial and warehouse facilities in Germany, Italy and Spain leased to global manufacturer of premium packaging and labels	16	22,919	1.8%	19.7
Nord Anglia Education, Inc.	K-12 private schools in Orlando, Miami and Houston leased to international day and boarding school operator	3	22,245	1.7%	19.5
Eroski Sociedad Cooperativa (b)	Grocery stores and warehouses in Spain leased to Spanish food retailer	63	21,349	1.7%	12.0
		243	$252,929	19.8%	14.9
__________
(a)ABR from these properties is denominated in U.S. dollars.
(b)ABR amounts are subject to fluctuations in foreign currency exchange rates.
(c)During the first quarter of 2024, we entered into a lease restructuring with Hellweg Die Profi-Baumärkte GmbH & Co. KG (“Hellweg”), which included (i) abated rent from January 1, 2024 to March 31, 2024, (ii) a €4.0 million reduction in annual base rent, and (iii) a seven-year lease extension, with a new lease maturity of February 2044.
(d)Of the 23 properties leased to ABC Technologies Holdings Inc., nine are located in Canada, eight are located in the United States, and six are located in Mexico.
W. P. Carey 3/31/2024 10-Q – 35

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
Midwest
Illinois	$54,838	4.3%	9,888	5.9%
Ohio	33,740	2.6%	6,905	4.1%
Indiana	29,587	2.3%	5,079	3.0%
Michigan	24,254	1.9%	4,242	2.5%
Wisconsin	16,780	1.3%	3,074	1.8%
Other (b)	50,592	4.0%	7,490	4.5%
Total Midwest	209,791	16.4%	36,678	21.8%
South
Texas	79,309	6.2%	10,426	6.2%
Florida	35,905	2.8%	3,134	1.9%
Georgia	25,299	2.0%	4,067	2.4%
Tennessee	23,596	1.8%	3,868	2.3%
Alabama	21,917	1.7%	3,282	1.9%
Other (b)	15,783	1.2%	2,300	1.4%
Total South	201,809	15.7%	27,077	16.1%
East
North Carolina	36,377	2.8%	8,226	4.9%
Pennsylvania	30,763	2.4%	3,375	2.0%
New York	20,468	1.6%	2,220	1.3%
South Carolina	19,219	1.5%	4,952	2.9%
Kentucky	18,130	1.4%	2,983	1.8%
Massachusetts	16,189	1.3%	1,188	0.7%
New Jersey	13,578	1.1%	773	0.5%
Other (b)	33,167	2.6%	5,184	3.1%
Total East	187,891	14.7%	28,901	17.2%
West
California	60,795	4.8%	5,889	3.5%
Arizona	16,192	1.3%	2,238	1.3%
Utah	14,731	1.2%	2,021	1.2%
Other (b)	49,096	3.8%	4,274	2.5%
Total West	140,814	11.1%	14,422	8.5%
United States Total	740,305	57.9%	107,078	63.6%
International
Germany	67,326	5.3%	6,535	3.9%
The Netherlands	61,438	4.8%	7,054	4.2%
Poland	60,048	4.7%	8,158	4.8%
Italy	59,296	4.6%	8,213	4.9%
Canada (c)	50,987	4.0%	5,107	3.0%
United Kingdom	47,416	3.7%	4,272	2.5%
Spain	35,427	2.8%	3,073	1.8%
Croatia	25,663	2.0%	2,063	1.2%
Denmark	24,794	1.9%	3,002	1.8%
France	21,759	1.7%	1,679	1.0%
Lithuania	13,470	1.1%	1,640	1.0%
Mexico	13,296	1.0%	2,489	1.5%
Other (d)	58,166	4.5%	8,038	4.8%
International Total	539,086	42.1%	61,323	36.4%
Total	$1,279,391	100.0%	168,401	100.0%

W. P. Carey 3/31/2024 10-Q – 36

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$447,830	35.0%	71,136	42.2%
Warehouse	357,935	28.0%	65,300	38.8%
Retail (e)	277,153	21.7%	21,065	12.5%
Other (f)	196,473	15.3%	10,900	6.5%
Total	$1,279,391	100.0%	168,401	100.0%
__________
(a)Includes square footage for any vacant properties.
(b)Other properties within Midwest include assets in Minnesota, Iowa, Kansas, Missouri, Nebraska, South Dakota, and North Dakota. Other properties within South include assets in Louisiana, Arkansas, Oklahoma, and Mississippi. Other properties within East include assets in Virginia, Connecticut, Maryland, West Virginia, New Hampshire, and Maine. Other properties within West include assets in Oregon, Colorado, Hawaii, Washington, Idaho, Montana, Nevada, Wyoming, and New Mexico.
(c)$46.8 million (92%) of ABR from properties in Canada is denominated in U.S. dollars, with the balance denominated in Canadian dollars.
(d)Includes assets in Belgium, Hungary, Norway, Mauritius, Slovakia, Portugal, the Czech Republic, Austria, Finland, Sweden, Latvia, Japan, and Estonia.
(e)Includes automotive dealerships.
(f)Includes ABR from tenants within the following property types: education facility, office, specialty, self storage (net lease), laboratory, hotel (net lease), research and development, and land.

W. P. Carey 3/31/2024 10-Q – 37

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$303,253	23.7%	37,237	22.1%
Beverage and Food	113,101	8.8%	16,129	9.6%
Consumer Services	102,938	8.0%	5,690	3.4%
Automotive	95,608	7.5%	14,502	8.6%
Grocery	84,927	6.6%	7,406	4.4%
Healthcare and Pharmaceuticals	71,313	5.6%	6,594	3.9%
Containers, Packaging, and Glass	60,247	4.7%	10,319	6.1%
Capital Equipment	49,442	3.9%	8,805	5.2%
Cargo Transportation	47,479	3.7%	7,723	4.6%
Construction and Building	47,461	3.7%	9,035	5.4%
Durable Consumer Goods	46,001	3.6%	9,870	5.9%
Hotel and Leisure	41,486	3.2%	2,053	1.2%
Chemicals, Plastics, and Rubber	33,003	2.6%	5,929	3.5%
Non-Durable Consumer Goods	32,675	2.6%	6,805	4.0%
Business Services	28,195	2.2%	2,983	1.8%
Metals	28,158	2.2%	4,895	2.9%
High Tech Industries	23,617	1.9%	4,177	2.5%
Telecommunications	13,906	1.1%	1,500	0.9%
Other (b)	56,581	4.4%	6,749	4.0%
Total	$1,279,391	100.0%	168,401	100.0%
__________
(a)Includes automotive dealerships.
(b)Includes ABR from tenants in the following industries: aerospace and defense, wholesale, insurance, sovereign and public finance, banking, environmental industries, media: advertising, printing, and publishing, oil and gas, consumer transportation, forest products and paper, and electricity. Also includes square footage for vacant properties.

W. P. Carey 3/31/2024 10-Q – 38

Lease Expirations
(in thousands, except percentages, number of leases, and number of tenants)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
Remaining 2024	19	18	$17,380	1.4%	3,373	2.0%
2025	36	17	44,707	3.5%	5,767	3.4%
2026	37	28	59,497	4.6%	8,501	5.1%
2027	43	26	62,370	4.9%	7,148	4.2%
2028	41	25	54,473	4.2%	4,465	2.7%
2029	57	30	77,078	6.0%	9,478	5.6%
2030	32	28	36,665	2.9%	3,959	2.4%
2031	36	20	67,983	5.3%	8,448	5.0%
2032	38	19	41,704	3.2%	5,799	3.4%
2033	28	21	71,616	5.6%	10,596	6.3%
2034	51	20	65,492	5.1%	7,970	4.7%
2035	19	16	35,364	2.8%	5,885	3.5%
2036	45	19	71,358	5.6%	10,958	6.5%
2037	24	12	30,482	2.4%	3,298	2.0%
Thereafter (>2037)	266	112	543,222	42.5%	71,241	42.3%
Vacant	—	—	—	—%	1,515	0.9%
Total	772		$1,279,391	100.0%	168,401	100.0%
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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of March 31, 2024. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties and is presented on a pro rata basis.

Results of Operations

Effective January 1, 2024, we no longer separately analyze our business between real estate operations and investment management operations, and instead view the business as one reportable segment. As a result of this change, we have conformed prior period segment information to reflect how we currently view our business (Note 1).

We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality, and number of our properties. We focus our efforts on accretive investing and improving portfolio quality through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio.

W. P. Carey 3/31/2024 10-Q – 39

Revenues

The following table presents revenues (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Real Estate Revenues
Lease revenues from:
Existing net-leased properties	$290,905	$284,437	$6,468
Recently acquired net-leased properties	30,656	1,901	28,755
Net-leased properties sold, held for sale, derecognized, or reclassified to operating properties	690	65,998	(65,308)
Total lease revenues (includes reimbursable tenant costs)	322,251	352,336	(30,085)
Income from finance leases and loans receivable	25,793	20,755	5,038
Operating property revenues from:
Existing operating properties	28,399	27,760	639
Operating properties recently reclassified from net-leased properties or recently acquired	8,244	4,963	3,281
Operating properties sold, held for sale, or derecognized	—	8,163	(8,163)
Total operating property revenues	36,643	40,886	(4,243)
Other lease-related income	2,155	13,373	(11,218)
Investment Management Revenues
Asset management revenue	1,893	339	1,554
Other advisory income and reimbursements	1,063	101	962
	$389,798	$427,790	$(37,992)

Lease Revenues

“Existing net-leased properties” are those that we acquired or placed into service prior to January 1, 2023 and that were not sold, held for sale, derecognized, or reclassified to operating properties during the periods presented. For the periods presented, there were 1,099 existing net-leased properties.

For the three months ended March 31, 2024 as compared to the same period in 2023, lease revenues from existing net-leased properties increased due to the following items (in millions):
__________
(a)Excludes fixed minimum rent increases, which are reflected as straight-line rent adjustments within lease revenues.
W. P. Carey 3/31/2024 10-Q – 40

(b)During the first quarter of 2024, we entered into a lease restructuring with our tenant Hellweg, which included abated rent from January 1, 2024 to March 31, 2024 and the reclassification of 13 properties leased to this tenant from direct financing leases to operating leases (Note 5).

“Recently acquired net-leased properties” are those that we acquired or placed into service subsequent to December 31, 2022 and that were not sold or held for sale during the periods presented. Since January 1, 2023, we acquired 15 investments (comprised of 79 properties).

“Net-leased properties sold, held for sale, derecognized, or reclassified to operating properties” include:

•153 net-leased properties disposed of during the three months ended March 31, 2024;
•23 net-leased properties disposed of during the year ended December 31, 2023;
•59 net-leased properties derecognized in connection with the Spin-Off (Note 1); and
•a portfolio of 12 net-leased hotel properties that converted to operating properties in the first quarter of 2023 upon expiration of the master lease with the Marriott Corporation, after which we began recognizing operating property revenues and expenses from these properties (eight of these properties were sold during the third and fourth quarters of 2023).

Our dispositions are more fully described in Note 14.

Income from Finance Leases and Loans Receivable

For the three months ended March 31, 2024 as compared to the same period in 2023, income from finance leases and loans receivable increased due to the following items (in millions):
__________
(a)We sold our U-Haul and State of Andalusia portfolios during the first quarter of 2024. Such investments were previously reclassified to net investments in sales-type leases during 2023 (Note 5).
(b)During the first quarter of 2024, we entered into a lease restructuring with our tenant Hellweg, which resulted in the reclassification of 13 properties leased to this tenant from direct financing leases to operating leases (Note 5).

Operating Property Revenues and Expenses

“Existing operating properties” are those that we acquired or placed into service prior to January 1, 2023 and that were not sold or held for sale during the periods presented. For the periods presented, we recorded operating property revenues from 78 existing operating properties, comprised of 75 self-storage operating properties (which excludes nine self-storage properties accounted for under the equity method), two student housing operating properties, and one hotel operating property.
W. P. Carey 3/31/2024 10-Q – 41

“Operating properties recently reclassified from net-leased properties or recently acquired” include (i) four net-leased hotel properties that converted to operating properties in the first quarter of 2023 (after which we began recognizing operating property revenues and expenses from these properties) and (ii) five self-storage operating properties acquired during 2023.

“Operating properties sold, held for sale, or derecognized” are comprised of (i) eight hotel operating properties disposed of during 2023 and (ii) a parking garage attached to a net-leased property that was derecognized in connection with the Spin-Off.

Other Lease-Related Income

Other lease-related income is described in Note 4.

Asset Management Revenue

During the periods presented, we earned asset management revenue from (i) NLOP (upon closing of the Spin-Off on November 1, 2023) and (ii) CESH (Note 3). Asset management revenues from NLOP and CESH are expected to decline as assets are sold (CESH owns one remaining build-to-suit project).

Other Advisory Income and Reimbursements

Other advisory income and reimbursements are comprised of (i) fixed administrative fees earned from NLOP (upon closing of the Spin-Off on November 1, 2023) and (ii) reimbursable costs from CESH (Note 3).

Operating Expenses

Depreciation and Amortization

For the three months ended March 31, 2024 as compared to the same period in 2023, depreciation and amortization expense decreased primarily due to the impact of the Spin-Off, the Office Sale Program, and other dispositions, partially offset by the impact of property acquisition activity.

General and Administrative

For the three months ended March 31, 2024 as compared to the same period in 2023, general and administrative expenses increased by $1.3 million, primarily due to higher compensation expense and employee benefits expense.

Stock-based Compensation Expense

For the three months ended March 31, 2024 as compared to the same period in 2023, stock-based compensation expense increased by $1.1 million, primarily due to higher amortization of restricted share units and changes in the projected payout for performance share units.

Merger and Other Expenses

For the three months ended March 31, 2024, merger and other expenses are primarily comprised of the write-off of a value added tax receivable that was previously recorded in connection with an international investment.

Other Income and Expenses, and Provision for Income Taxes

Interest Expense

For the three months ended March 31, 2024 as compared to the same period in 2023, interest expense increased by $1.5 million primarily due to (i) higher interest rates on our Senior Unsecured Credit Facility and (ii) our Unsecured Term Loan due 2026 that we entered into in April 2023 (Note 10), partially offset by (i) the reduction of our mortgage debt outstanding by prepaying or repaying at or close to maturity a total of $433.0 million of non-recourse mortgage loans with a weighted-average interest rate of 4.9% since January 1, 2023 (Note 10), and (ii) the derecognition of non-recourse mortgage loans with an aggregate carrying value totaling $164.7 million in connection with the Spin-Off on November 1, 2023 (Note 1).
W. P. Carey 3/31/2024 10-Q – 42

The following table presents certain information about our outstanding debt (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Average outstanding debt balance	$7,932,176	$8,192,240
Weighted-average interest rate	3.2%	3.0%

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gains and losses on the sale of properties that were (i) disposed of or (ii) subject to the exercise of a purchase option during the reporting period, as more fully described in Note 4, Note 5 and Note 14.

Non-Operating Income

Non-operating income primarily consists of interest income on our cash deposits, realized gains and losses on derivative instruments, and dividends from equity securities.

The following table presents non-operating income (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Non-Operating Income
Interest income on our cash deposits (a)	$9,356	$521	$8,835
Realized gains on foreign currency collars (Note 9)	3,117	4,105	(988)
Cash dividends from our investment in Lineage (Note 8)	3,032	—	3,032
	$15,505	$4,626	$10,879
__________
(a)Increase for the three months ended March 31, 2024 as compared to the same period in 2023 is due to higher cash deposit balances as a result of the Spin-Off, the Office Sale Program, and other dispositions.

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on (i) foreign currency exchange rate movements, (ii) extinguishment of debt, and (iii) the mark-to-market fair value of equity securities, as well as changes in the allowance for credit losses on finance receivables. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation. Certain of our foreign currency-denominated unsecured debt instruments were designated as net investment hedges during the three months ended March 31, 2024 and 2023. Therefore, no gains and losses on foreign currency exchange rate movements were recognized on the remeasurement of such instruments during those periods (Note 9).

The following table presents other gains and (losses) (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Other Gains and (Losses)
Gain on repayment of secured loan receivable (a)	$10,650	$—	$10,650
Change in allowance for credit losses on finance receivables (Note 5)	4,003	3,420	583
Net realized and unrealized (losses) gains on foreign currency exchange rate movements (b)	(1,107)	2,481	(3,588)
(Loss) gain on extinguishment of debt	(95)	2,753	(2,848)
Other	388	(554)	942
	$13,839	$8,100	$5,739
__________
W. P. Carey 3/31/2024 10-Q – 43

(a)We acquired a secured loan receivable with a fair value of $13.3 million in our merger with a former affiliate, Corporate Property Associates 17 – Global Incorporated, in October 2018, for which the outstanding principal of $24.0 million was fully repaid to us in March 2024 (Note 5). Therefore, we recorded a $10.7 million gain on repayment of this secured loan receivable.
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

Earnings from Equity Method Investments

Our equity method investments are more fully described in Note 7. The following table presents earnings from equity method investments (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Earnings from Equity Method Investments
Earnings from Las Vegas Retail Complex	$3,095	$3,292	$(197)
Earnings from Johnson Self Storage	1,136	1,105	31
Earnings from Kesko Senukai	417	623	(206)
Earnings from Harmon Retail Center	216	216	—
	$4,864	$5,236	$(372)

Provision for Income Taxes

For the three months ended March 31, 2024 as compared to the same period in 2023, provision for income taxes decreased by $6.4 million, primarily due to (i) the release of deferred tax assets in connection with the tax restructuring of certain international properties during the prior year period and (ii) the impact of international office property dispositions.

Liquidity and Capital Resources

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund dividends to stockholders. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of our equity and debt offerings; the timing of purchases and sales of real estate; the timing of the repayment of mortgage loans, our Senior Unsecured Notes, and our Unsecured Term Loans; the timing of our receipt of lease revenues; the timing and amount of other lease-related payments; the timing of settlement of foreign currency transactions; changes in foreign currency exchange rates; and the timing of distributions from equity method investments. Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term liquidity needs. We may also use existing cash resources, available capacity under our Senior Unsecured Credit Facility, proceeds from term loans or other bank debt, proceeds from dispositions of properties (including the Office Sale Program (Note 1)), and the issuance of additional debt or equity securities, such as issuances of common stock through our ATM Program (Note 12), in order to meet our short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities increased by $752.8 million during the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to $807.5 million of proceeds received from the sales of net investments in sales-types leases during the current year period (Note 5), net investment activity, and scheduled rent increases at existing properties, partially offset by the impact of the Spin-Off and Office Sale Program (Note 1).

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and funding for build-to-suit activities and other capital expenditures on real estate. We also received $24.0 million from the repayment of a loan receivable (Note 5).

W. P. Carey 3/31/2024 10-Q – 44

Financing Activities — Our financing activities are generally comprised of borrowings and repayments under our Unsecured Revolving Credit Facility and Unsecured Term Loans, issuances and repayments of the Senior Unsecured Notes, payments and prepayments of non-recourse mortgage loans, issuances of common equity, and payments of dividends to stockholders.

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	March 31, 2024	December 31, 2023
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$5,969,622	$6,035,686
Unsecured Term Loans subject to interest rate swaps (a)	537,525	549,109
Non-recourse mortgages (a) (b)	441,670	513,863
	6,948,817	7,098,658
Variable rate:
Unsecured Term Loans (a)	569,639	576,455
Unsecured Revolving Credit Facility	291,621	403,785
Non-recourse mortgages (a)	63,138	65,284
	924,398	1,045,524
	$7,873,215	$8,144,182

Percent of Total Debt
Fixed rate	88%	87%
Variable rate	12%	13%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	2.9%	2.9%
Variable rate (c)	5.2%	5.1%
Total debt	3.2%	3.2%

__________
(a)Aggregate debt balance includes unamortized discount, net, totaling $29.0 million and $31.8 million as of March 31, 2024 and December 31, 2023, respectively, and unamortized deferred financing costs totaling $20.0 million and $21.5 million as of March 31, 2024 and December 31, 2023, respectively.
(b)Includes non-recourse mortgages subject to variable-to-fixed interest rate swaps totaling $44.4 million and $45.0 million as of March 31, 2024 and December 31, 2023, respectively.
(c)The impact of our interest rate caps is reflected in the weighted-average interest rates.

W. P. Carey 3/31/2024 10-Q – 45

Cash Resources

At March 31, 2024, our cash resources consisted of the following:

•cash and cash equivalents totaling $777.0 million. Of this amount, $171.0 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•funds totaling $283.8 million that are held by an intermediary and have been designated for future 1031 Exchange transactions (Note 2);
•our Unsecured Revolving Credit Facility, with available capacity of approximately $1.7 billion (net of amounts reserved for standby letters of credit totaling $5.9 million); and
•unleveraged properties that had an aggregate asset carrying value of approximately $12.9 billion at March 31, 2024, although there can be no assurance that we would be able to obtain financing for these properties.

We may also access the capital markets through additional debt (denominated in both U.S. dollars and euros) and equity offerings, as well as term loans and other bank debt.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements and Liquidity

As of March 31, 2024, we had (i) $777.0 million of cash and cash equivalents, (ii) $283.8 million of funds that are held by an intermediary and have been designated for future 1031 Exchange transactions (Note 2), and (iii) approximately $1.7 billion of available capacity under our Unsecured Revolving Credit Facility (net of amounts reserved for standby letters of credit totaling $5.9 million). As of March 31, 2024, scheduled debt principal payments total $1.2 billion during the remainder of 2024 (including $500 million of senior notes that were repaid in April 2024 (Note 15)) and $704.7 million during 2025 (Note 10).

During the next 12 months following March 31, 2024 and thereafter, we expect that our significant cash requirements will include:

•paying dividends to our stockholders;
•funding acquisitions of new investments (Note 4);
•funding future capital commitments (Note 4) and tenant improvement allowances;
•making scheduled principal and balloon payments on our debt obligations, including (i) $500 million of senior notes that were repaid in April 2024 (Note 15), (ii) €500 million of senior notes due in July 2024, and (iii) $450 million of senior notes due in February 2025 (Note 10);
•making scheduled interest payments on our debt obligations (future interest payments total $856.0 million, with $215.7 million due during the next 12 months; interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at March 31, 2024); and
•other normal recurring operating expenses.

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

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at March 31, 2024.

W. P. Carey 3/31/2024 10-Q – 46

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

W. P. Carey 3/31/2024 10-Q – 47

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income attributable to W. P. Carey	$159,223	$294,380
Adjustments:
Depreciation and amortization of real property	118,113	155,868
Gain on sale of real estate, net (a)	(15,445)	(177,749)
Proportionate share of adjustments to earnings from equity method investments (b)	2,949	2,606
Proportionate share of adjustments for noncontrolling interests (c)	(103)	(299)
Total adjustments	105,514	(19,574)
FFO (as defined by NAREIT) attributable to W. P. Carey	264,737	274,806
Adjustments:
Straight-line and other leasing and financing adjustments	(19,553)	(15,050)
Other (gains) and losses (d)	(13,839)	(8,100)
Stock-based compensation	8,856	7,766
Amortization of deferred financing costs	4,588	4,940
Merger and other expenses (e)	4,452	24
Above- and below-market rent intangible lease amortization, net	4,068	10,861
Tax (benefit) expense — deferred and other	(1,373)	4,366
Other amortization and non-cash items	579	472
Proportionate share of adjustments to earnings from equity method investments (b)	(519)	(926)
Proportionate share of adjustments for noncontrolling interests (c)	(104)	60
Total adjustments	(12,845)	4,413
AFFO attributable to W. P. Carey	$251,892	$279,219

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$264,737	$274,806
AFFO attributable to W. P. Carey	$251,892	$279,219
__________
(a)Amount for the three months ended March 31, 2023 includes a gain on sale of real estate of $176.2 million recognized upon the reclassification of a portfolio of 78 net-lease self-storage properties to net investments in sales-type leases. This portfolio was sold in the first quarter of 2024 (Note 5).
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
(e)Amount for the three months ended March 31, 2024 is primarily comprised of the write-off of a value added tax receivable that was previously recorded in connection with an international investment.

While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO and AFFO measures.

W. P. Carey 3/31/2024 10-Q – 48

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

Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2024 (in thousands):

	2024 (Remainder)	2025	2026	2027	2028	Thereafter	Total	Fair Value
Fixed-rate debt (a) (b)	$1,134,349	$703,296	$1,523,819	$541,090	$541,123	$2,550,058	$6,993,735	$6,488,718
Variable-rate debt (a)	$29,808	$1,403	$1,403	$1,403	$602,917	$291,621	$928,555	$924,399
__________
(a)Amounts are based on the exchange rate at March 31, 2024, as applicable.
(b)Amounts include non-recourse mortgages and unsecured term loans subject to variable-to-fixed interest rate swaps. Amounts are primarily comprised of principal payments for our Senior Unsecured Notes (Note 10). In April 2024, we repaid our $500 million of 4.6% Senior Notes due 2024 at maturity (Note 15).

The estimated fair value of our fixed-rate debt and our variable-rate debt is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at March 31, 2024 would increase or decrease by $5.7 million for our euro-denominated debt, by $3.4 million for our British pound sterling-denominated debt, and by $0.2 million for our Japanese yen-denominated debt, for each respective 1% change in annual interest rates.

W. P. Carey 3/31/2024 10-Q – 49

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Canadian dollar, the Japanese yen, and certain other currencies which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed several offerings of euro-denominated senior notes, and have borrowed under our Senior Unsecured Credit Facility and Unsecured Term Loan due 2026 in foreign currencies, including the euro, British pound sterling, and Japanese yen (Note 10). Volatile market conditions arising from certain macroeconomic factors may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, British pound sterling, or Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at March 31, 2024 of $2.4 million, $0.3 million, and less than $0.1 million, respectively, excluding the impact of our derivative instruments.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is well-diversified, it does contain concentrations in certain areas. There have been no material changes in our concentration of credit risk from what was disclosed in the 2023 Annual Report.

W. P. Carey 3/31/2024 10-Q – 50

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2024 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 3/31/2024 10-Q – 51

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

W. P. Carey 3/31/2024 10-Q – 52

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.

Date:	May 1, 2024	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	May 1, 2024	By:	/s/ Brian Zander
Brian Zander
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 3/31/2024 10-Q – 53