Form 10-Q
period 2024-06-30
W. P. Carey Inc.
filed 2024-07-31
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to __________
Commission File Number: 001-13779
W. P. Carey Inc.
(Exact name of registrant as specified in its charter)

Maryland		45-4549771
(State or other jurisdiction of incorporation)		(I.R.S. Employer Identification No.)

One Manhattan West, 395 9th Avenue, 58th Floor
New York,	New York	10001
(Address of principal executive offices)		(Zip Code)

Investor Relations (212) 492-8920
(212) 492-1100
(Registrant’s telephone numbers, including area code)

(Former name or former address, if changed since last report.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 218,847,015 shares of common stock, $0.001 par value, outstanding at July 26, 2024.

W. P. Carey 6/30/2024 10-Q – 1

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

W. P. Carey 6/30/2024 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Investments in real estate:
Land, buildings and improvements — net lease and other	$12,341,979	$12,095,458
Land, buildings and improvements — operating properties	1,238,340	1,256,249
Net investments in finance leases and loans receivable	667,667	1,514,923
In-place lease intangible assets and other	2,256,793	2,308,853
Above-market rent intangible assets	676,666	706,773
Investments in real estate	17,181,445	17,882,256
Accumulated depreciation and amortization	(3,096,516)	(3,005,479)
Assets held for sale, net	7,743	37,122
Net investments in real estate	14,092,672	14,913,899
Equity method investments	356,220	354,261
Cash and cash equivalents	1,085,967	633,860
Other assets, net	1,261,222	1,096,474
Goodwill	973,204	978,289
Total assets (a)	$17,769,285	$17,976,783
Liabilities and Equity
Debt:
Senior unsecured notes, net	$6,519,887	$6,035,686
Unsecured term loans, net	1,100,356	1,125,564
Unsecured revolving credit facility	15,005	403,785
Non-recourse mortgages, net	467,200	579,147
Debt, net	8,102,448	8,144,182
Accounts payable, accrued expenses and other liabilities	548,397	615,750
Below-market rent intangible liabilities, net	128,710	136,872
Deferred income taxes	155,716	180,650
Dividends payable	194,515	192,332
Total liabilities (a)	9,129,786	9,269,786
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 218,831,869 and 218,671,874 shares, respectively, issued and outstanding	219	219
Additional paid-in capital	11,782,157	11,784,461
Distributions in excess of accumulated earnings	(2,975,236)	(2,891,424)
Deferred compensation obligation	78,379	62,046
Accumulated other comprehensive loss	(252,640)	(254,867)
Total stockholders’ equity	8,632,879	8,700,435
Noncontrolling interests	6,620	6,562
Total equity	8,639,499	8,706,997
Total liabilities and equity	$17,769,285	$17,976,783
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.
W. P. Carey 6/30/2024 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Real Estate:
Lease revenues	$324,104	$369,124	$646,355	$721,460
Income from finance leases and loans receivable	14,961	27,311	40,754	48,066
Operating property revenues	38,715	50,676	75,358	91,562
Other lease-related income	9,149	5,040	11,304	18,413
	386,929	452,151	773,771	879,501
Investment Management:
Asset management revenue	1,686	303	3,579	642
Other advisory income and reimbursements	1,057	124	2,120	225
	2,743	427	5,699	867
	389,672	452,578	779,470	880,368
Operating Expenses
Depreciation and amortization	137,481	143,548	256,249	299,957
General and administrative	24,168	24,912	52,036	51,461
Operating property expenses	18,565	26,919	36,515	48,168
Impairment charges — real estate	15,752	—	15,752	—
Reimbursable tenant costs	14,004	20,523	26,977	42,499
Property expenses, excluding reimbursable tenant costs	13,931	5,371	26,104	18,143
Stock-based compensation expense	8,903	8,995	17,759	16,761
Merger and other expenses	206	1,419	4,658	1,443
	233,010	231,687	436,050	478,432
Other Income and Expenses
Interest expense	(65,307)	(75,488)	(133,958)	(142,684)
Gain on sale of real estate, net	39,363	1,808	54,808	179,557
Non-operating income	9,215	4,509	24,720	9,135
Earnings from equity method investments	6,636	4,355	11,500	9,591
Other gains and (losses)	2,504	(1,366)	16,343	6,734
	(7,589)	(66,182)	(26,587)	62,333
Income before income taxes	149,073	154,709	316,833	464,269
Provision for income taxes	(6,219)	(10,129)	(14,893)	(25,248)
Net Income	142,854	144,580	301,940	439,021
Net loss (income) attributable to noncontrolling interests	41	40	178	(21)
Net Income Attributable to W. P. Carey	$142,895	$144,620	$302,118	$439,000

Basic Earnings Per Share	$0.65	$0.67	$1.37	$2.06
Diluted Earnings Per Share	$0.65	$0.67	$1.37	$2.05
Weighted-Average Shares Outstanding
Basic	220,195,910	215,075,114	220,113,753	213,522,150
Diluted	220,214,118	215,184,485	220,261,525	213,875,471

See Notes to Consolidated Financial Statements.
W. P. Carey 6/30/2024 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income	$142,854	$144,580	$301,940	$439,021
Other Comprehensive (Loss) Income
Unrealized (loss) gain on derivative instruments	(119)	(4,937)	6,313	(12,200)
Foreign currency translation adjustments	(24)	9,479	(4,362)	15,936
	(143)	4,542	1,951	3,736
Comprehensive Income	142,711	149,122	303,891	442,757

Amounts Attributable to Noncontrolling Interests
Net loss (income)	41	40	178	(21)
Foreign currency translation adjustments	19	85	276	113
Comprehensive loss attributable to noncontrolling interests	60	125	454	92
Comprehensive Income Attributable to W. P. Carey	$142,771	$149,247	$304,345	$442,849

See Notes to Consolidated Financial Statements.
W. P. Carey 6/30/2024 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at April 1, 2024	218,823,907	$219	$11,772,948	$(2,926,085)	$78,491	$(252,516)	$8,673,057	$6,118	$8,679,175
Shares issued upon delivery of vested restricted share awards	4,037	—	(4)				(4)		(4)
Shares issued upon purchases under employee share purchase plan	3,925	—	198				198		198
Amortization of stock-based compensation expense			8,903				8,903		8,903
Delivery of deferred vested shares, net			112		(112)		—		—
Dividends declared ($0.870 per share)				(192,046)			(192,046)		(192,046)
Net income				142,895			142,895	(41)	142,854
Contributions from noncontrolling interests							—	622	622
Distributions to noncontrolling interests							—	(60)	(60)
Other comprehensive loss:
Unrealized loss on derivative instruments						(119)	(119)		(119)
Foreign currency translation adjustments						(5)	(5)	(19)	(24)
Balance at June 30, 2024	218,831,869	$219	$11,782,157	$(2,975,236)	$78,379	$(252,640)	$8,632,879	$6,620	$8,639,499

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at April 1, 2023	213,890,620	$214	$11,948,910	$(2,425,031)	$62,046	$(284,558)	$9,301,581	$17,781	$9,319,362
Shares issued upon delivery of vested restricted share awards	5,815	—	(292)				(292)		(292)
Shares issued upon purchases under employee share purchase plan	4,735	—	294				294		294
Amortization of stock-based compensation expense			8,995				8,995		8,995
Acquisition of noncontrolling interest			1,153				1,153	(1,153)	—
Dividends declared ($1.069 per share)				(230,405)			(230,405)		(230,405)
Net income				144,620			144,620	(40)	144,580
Distributions to noncontrolling interests							—	(144)	(144)
Other comprehensive loss:
Foreign currency translation adjustments						9,564	9,564	(85)	9,479
Unrealized loss on derivative instruments						(4,937)	(4,937)		(4,937)
Balance at June 30, 2023	213,901,170	$214	$11,959,060	$(2,510,816)	$62,046	$(279,931)	$9,230,573	$16,359	$9,246,932
(Continued)

W. P. Carey 6/30/2024 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2024	218,671,874	$219	$11,784,461	$(2,891,424)	$62,046	$(254,867)	$8,700,435	$6,562	$8,706,997
Shares issued upon delivery of vested restricted share awards	156,070	—	(6,865)				(6,865)		(6,865)
Shares issued upon purchases under employee share purchase plan	3,925	—	198				198		198
Amortization of stock-based compensation expense			17,759				17,759		17,759
Deferral of vested shares, net			(14,445)		14,445		—		—
Dividends declared ($1.735 per share)			1,049	(385,930)	1,888		(382,993)		(382,993)
Net income				302,118			302,118	(178)	301,940
Contributions from noncontrolling interests							—	622	622
Distributions to noncontrolling interests							—	(110)	(110)
Other comprehensive income:
Unrealized gain on derivative instruments						6,313	6,313		6,313
Foreign currency translation adjustments						(4,086)	(4,086)	(276)	(4,362)
Balance at June 30, 2024	218,831,869	$219	$11,782,157	$(2,975,236)	$78,379	$(252,640)	$8,632,879	$6,620	$8,639,499

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2023	210,620,949	$211	$11,706,836	$(2,486,633)	$57,012	$(283,780)	$8,993,646	$14,998	$9,008,644
Shares issued under ATM Program, net	3,081,867	3	249,860				249,863		249,863
Shares issued upon delivery of vested restricted share awards	193,619	—	(13,618)				(13,618)		(13,618)
Shares issued upon purchases under employee share purchase plan	4,735	—	294				294		294
Amortization of stock-based compensation expense			16,761				16,761		16,761
Deferral of vested shares, net			(4,521)		4,521		—		—
Acquisition of noncontrolling interest			1,153				1,153	(1,153)	—
Dividends declared ($2.136 per share)			2,295	(463,183)	513		(460,375)		(460,375)
Net income				439,000			439,000	21	439,021
Contributions from noncontrolling interests							—	2,886	2,886
Distributions to noncontrolling interests							—	(280)	(280)
Other comprehensive income:
Foreign currency translation adjustments						16,049	16,049	(113)	15,936
Unrealized loss on derivative instruments						(12,200)	(12,200)		(12,200)
Balance at June 30, 2023	213,901,170	$214	$11,959,060	$(2,510,816)	$62,046	$(279,931)	$9,230,573	$16,359	$9,246,932
See Notes to Consolidated Financial Statements.
W. P. Carey 6/30/2024 10-Q – 7

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows — Operating Activities
Net income	$301,940	$439,021
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	265,654	309,988
Gain on sale of real estate, net	(54,808)	(179,557)
Straight-line rent adjustments	(35,893)	(35,965)
Stock-based compensation expense	17,759	16,761
Impairment charges — real estate	15,752	—
Distributions of earnings from equity method investments	12,147	9,931
Earnings from equity method investments	(11,500)	(9,591)
Gain on repayment of secured loan receivable	(10,650)	—
Amortization of rent-related intangibles and deferred rental revenue	9,697	19,793
Decrease in allowance for credit losses	(5,097)	(3,629)
Deferred income tax (benefit) expense	(2,765)	1,643
Net realized and unrealized gains on equity securities, extinguishment of debt, foreign currency exchange rate movements, and other	(633)	(2,126)
Proceeds from sales of net investments in sales-type leases	807,080	—
Net changes in other operating assets and liabilities	(52,088)	(35,935)
Net Cash Provided by Operating Activities	1,256,595	530,334
Cash Flows — Investing Activities
Purchases of real estate	(448,088)	(895,034)
Proceeds from sales of real estate	195,022	44,061
Investments in loans receivable	(83,816)	—
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(47,207)	(62,135)
Value added taxes paid in connection with acquisition of real estate	(29,097)	(5,543)
Proceeds from repayment of loans receivable	24,000	—
Value added taxes refunded in connection with acquisition of real estate	8,728	6,767
Capital contributions to equity method investments	(5,024)	(23,677)
(Release) receipt of tenant-funded escrow for investing activities	(4,959)	29,787
Other investing activities, net	2,474	(9,787)
Return of capital from equity method investments	803	9,943
Net Cash Used in Investing Activities	(387,164)	(905,618)
Cash Flows — Financing Activities
Repayments of Unsecured Revolving Credit Facility	(1,248,701)	(1,577,153)
Proceeds from issuance of Senior Unsecured Notes	1,098,314	—
Proceeds from Unsecured Revolving Credit Facility	868,422	1,820,608
Repayment of Senior Unsecured Notes	(500,000)	—
Dividends paid	(380,810)	(456,171)
Payments of mortgage principal	(127,683)	(138,764)
Other financing activities, net	(12,351)	2,359
Payment of financing costs	(8,853)	(166)
Payments for withholding taxes upon delivery of equity-based awards	(6,866)	(13,618)
Contributions from noncontrolling interests	622	2,886
Distributions to noncontrolling interests	(110)	(280)
Proceeds from term loans	—	546,014
Proceeds from shares issued under forward equity, net of selling costs	—	249,806
Net Cash (Used in) Provided by Financing Activities	(318,016)	435,521
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(13,716)	1,909
Net increase in cash and cash equivalents and restricted cash	537,699	62,146
Cash and cash equivalents and restricted cash, beginning of period	691,971	224,141
Cash and cash equivalents and restricted cash, end of period	$1,229,670	$286,287
See Notes to Consolidated Financial Statements.
W. P. Carey 6/30/2024 10-Q – 8

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

In September 2023, we announced a plan to exit the office assets within our portfolio by (i) spinning off 59 office properties into Net Lease Office Properties (“NLOP”), so that it became a separate publicly-traded real estate investment trust (the “Spin-Off”), and (ii) implementing an asset sale program to dispose of certain office properties retained by us (the “Office Sale Program”), which is substantially completed.

On November 1, 2023, we completed the Spin-Off, contributing 59 office properties to NLOP. Following the closing of the Spin-Off, NLOP operates as a separate publicly-traded REIT, which we externally manage pursuant to certain advisory agreements (the “NLOP Advisory Agreements”). Through the date of this Report, we have disposed of 85 of the office properties subject to the Office Sale Program (Note 14, Note 15). The final property is under a binding contract for sale scheduled to close in December 2024, which will complete the Office Sale Program.

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

Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Northern and Western Europe, which are leased to companies on a triple-net lease basis. At June 30, 2024, our portfolio was comprised of our full or partial ownership interests in 1,291 properties, totaling approximately 170 million square feet, substantially all of which were net leased to 346 tenants, with a weighted-average lease term of 12.0 years and an occupancy rate of 98.8%. In addition, at June 30, 2024, our portfolio was comprised of full or partial ownership interests in 95 operating properties, including 89 self-storage properties, four hotels, and two student housing properties, totaling approximately 7.3 million square feet.

W. P. Carey 6/30/2024 10-Q – 9

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

During the six months ended June 30, 2024, we declassified ten entities as VIEs, primarily related to the completion of certain tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchange”) and dispositions.

At June 30, 2024 and December 31, 2023, we considered 12 and 21 entities, respectively, to be VIEs, of which we consolidated seven and 15, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	June 30, 2024	December 31, 2023
Land, buildings and improvements — net lease and other	$126,223	$237,858
Land, buildings and improvements — operating properties	—	39,422
Net investments in finance leases and loans receivable	159,103	595,524
In-place lease intangible assets and other	11,402	40,650
Above-market rent intangible assets	3,894	6,828
Accumulated depreciation and amortization	(17,302)	(23,580)
Total assets	303,241	947,509

Non-recourse mortgages, net	$50,793	$59,715
Below-market rent intangible liabilities, net	28	32
Total liabilities	67,580	101,047

W. P. Carey 6/30/2024 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)
At June 30, 2024 and December 31, 2023, our five and six unconsolidated VIEs, respectively, included our interests in (i) three unconsolidated real estate investments, which we account for under the equity method of accounting (we do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities), and (ii) two unconsolidated investments in equity securities, which we accounted for as investments in shares of the entities at fair value. In addition, at December 31, 2023, we had a variable interest in NLOP, which we also deemed a VIE, due to our guarantee of a non-recourse mortgage loan with approximately $19.0 million principal balance outstanding as of December 31, 2023 encumbering a property that was derecognized in the Spin-Off (Note 1). This non-recourse mortgage loan was repaid by NLOP during the first quarter of 2024 and as a result, NLOP is not deemed a VIE as of June 30, 2024. As of June 30, 2024, and December 31, 2023, the net carrying amount of our investments in these entities was $732.6 million and $729.8 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

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

Revenue Recognition

There have been no significant changes in our policies for revenue from contracts under Accounting Standards Codification (“ASC”) 606 from what was disclosed in the 2023 Annual Report. ASC 606 does not apply to our lease revenues, which constitute a majority of our revenues, but primarily applies to (i) revenues generated from our hotel operating properties and (ii) investment management revenues. Revenue from contracts primarily represented hotel operating property revenues of $12.4 million and $24.7 million for the three months ended June 30, 2024 and 2023, respectively, and $22.5 million and $40.2 million for the six months ended June 30, 2024 and 2023, respectively, generated from 13 hotels located in the United States (12 of which were reclassified from net leases to operating properties in the first quarter of 2023; eight of these properties were sold during 2023 and one was sold during the second quarter of 2024). Investment management revenue from contracts under ASC 606 is discussed in Note 3.

Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$1,085,967	$633,860
Restricted cash (a)	143,703	58,111
Total cash and cash equivalents and restricted cash	$1,229,670	$691,971
__________
(a)Restricted cash is included within Other assets, net on our consolidated balance sheets. The amount as of June 30, 2024 includes $106.9 million of proceeds from certain dispositions, which are held by an intermediary and have been designated for future 1031 Exchange transactions.

Note 3. Agreements and Transactions with Related Parties

Advisory Agreements and Partnership Agreements with NLOP and CESH

We currently have advisory arrangements with NLOP and CESH, pursuant to which we earn fees and are entitled to receive reimbursement for certain administrative expenses.

W. P. Carey 6/30/2024 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)
The following tables present a summary of revenue earned and reimbursable costs received/accrued from NLOP and CESH for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Asset management revenue (a) (b)	$1,686	$303	$3,579	$642
Administrative reimbursements (a) (c)	1,000	—	2,000	—
Reimbursable costs from affiliates (a) (c)	57	124	120	225
	$2,743	$427	$5,699	$867

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NLOP	$2,599	$—	$5,403	$—
CESH	144	427	296	867
	$2,743	$427	$5,699	$867
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

The following table presents a summary of amounts due from affiliates, which are included within Other assets, net in the consolidated financial statements (in thousands):

	June 30, 2024	December 31, 2023
Asset management fees receivable	$542	$1,349
Accounts receivable	514	768
Reimbursable costs	52	59
	$1,108	$2,176

Asset Management Revenue

Under the advisory agreement with CESH, we earn asset management revenue at a rate of 1.0% based on its gross assets at fair value, paid in cash. Under the advisory agreement with NLOP, we earn an asset management fee, which was initially set at an annual amount of $7.5 million and is being reduced proportionately following the disposition of each portfolio property.

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

W. P. Carey 6/30/2024 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)
Other Transactions with Affiliates and Related Parties

Other

At June 30, 2024, we owned interests in eight jointly owned investments in real estate, with the remaining interests held by third parties. We consolidate four such investments and account for the remaining four investments under the equity method of accounting (Note 7). In addition, we owned limited partnership units of CESH at that date. We elected to account for our investment in CESH under the fair value option (Note 7).

Note 4. Land, Buildings and Improvements, and Assets Held for Sale

Land, Buildings and Improvements — Net Lease and Other

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
Land	$2,299,528	$2,248,300
Buildings and improvements	10,004,871	9,801,596
Real estate under construction	37,580	45,562
Less: Accumulated depreciation	(1,589,966)	(1,509,730)
	$10,752,013	$10,585,728

During the six months ended June 30, 2024, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro decreased by 3.1% to $1.0705 from $1.1050. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements — net lease and other decreased by $111.7 million from December 31, 2023 to June 30, 2024.

In connection with changes in lease classifications due to extensions of the underlying leases or entering into a new lease, we reclassified 14 properties with an aggregate carrying value of $105.5 million from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other during the six months ended June 30, 2024 (Note 5).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $72.5 million and $79.7 million for the three months ended June 30, 2024 and 2023, respectively, and $144.1 million and $171.0 million for the six months ended June 30, 2024 and 2023, respectively.

W. P. Carey 6/30/2024 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)
Acquisitions of Real Estate

During the six months ended June 30, 2024, we entered into the following investments, which were deemed to be real estate asset acquisitions (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs
Doncaster, United Kingdom (a)	2	1/9/2024	Retail	$30,055
Various, Italy (a)	5	1/30/2024	Industrial, Warehouse	148,130
Laval, Canada (a)	1	3/26/2024	Industrial	2,604
Commercial Point, Ohio	1	4/5/2024	Warehouse	94,220
Tucson, Arizona	1	5/13/2024	Warehouse	38,784
Portfolio Acquisition:
Various, United States	5	5/15/2024	Industrial, Warehouse	44,400
Various, United States	4	5/15/2024	Industrial	23,330
Sylacauga, Alabama	1	5/15/2024	Industrial	5,852
Moxee, Washington and La Porte, Indiana (b)	2	6/26/2024	Industrial	37,019
Portfolio Total	12			110,601
Mesa and Laveen, Arizona	2	6/3/2024	Retail	26,964
	24			$451,358
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.
(b)In connection with this acquisition, we assumed a non-recourse mortgage loan encumbering the properties with an outstanding principal balance of $21.9 million (Note 10).

The aggregate purchase price allocation for investments disclosed above is as follows (dollars in thousands):

Total Capitalized Costs
Land	$82,449
Buildings and improvements	311,003
Intangible assets and liabilities:
In-place lease (weighted-average expected life of 14.9 years)	56,855
Below-market rent (expected life of 12.8 years)	(408)
Debt discount and deferred financing costs on non-recourse mortgage loan assumed	1,459
$451,358

Real Estate Under Construction — Net Lease and Operating Properties

During the six months ended June 30, 2024, we capitalized real estate under construction totaling $24.2 million. The number of construction projects in progress with balances included in real estate under construction was three and 11 as of June 30, 2024 and December 31, 2023, respectively. Aggregate unfunded commitments totaled approximately $92.6 million and $71.8 million as of June 30, 2024 and December 31, 2023, respectively.

W. P. Carey 6/30/2024 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)
During the six months ended June 30, 2024, we completed the following construction projects (dollars in thousands):

Property Location(s)	Primary Transaction Type	Number of Properties	Date of Completion	Property Type	Total Capitalized Costs
Salisbury, North Carolina	Expansion	1	3/8/2024	Industrial	$14,737
Little Rock, Arkansas	Expansion	1	4/10/2024	Self-Storage (Operating)	3,280
Irvine, California	Redevelopment	1	6/27/2024	Industrial	15,222
		3			$33,239

During the six months ended June 30, 2024, we committed to fund a redevelopment project for $44.1 million. We currently expect to complete the project in 2025.

Capitalized interest incurred during construction was $0.2 million and less than $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $0.4 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively, which reduces Interest expense in the consolidated statements of income.

Dispositions of Properties

During the six months ended June 30, 2024, we sold 14 properties, which were classified as Land, buildings and improvements — net lease and other. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $102.9 million from December 31, 2023 to June 30, 2024 (Note 14).

Other Lease-Related Income

2024 — For the three and six months ended June 30, 2024, other lease-related income on our consolidated statements of income included other lease-related settlements totaling $8.9 million and $10.7 million, respectively.

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

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease income — fixed	$287,709	$324,468	$573,883	$632,534
Lease income — variable (a)	36,395	44,656	72,472	88,926
Total operating lease income	$324,104	$369,124	$646,355	$721,460
__________
(a)Includes (i) rent increases based on changes in the U.S. Consumer Price Index and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

W. P. Carey 6/30/2024 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)
Land, Buildings and Improvements — Operating Properties

At June 30, 2024, Land, buildings and improvements — operating properties consisted of our investments in 80 consolidated self-storage properties, four consolidated hotels, and two consolidated student housing properties. At December 31, 2023, Land, buildings and improvements — operating properties consisted of our investments in 80 consolidated self-storage properties, five consolidated hotels, and two consolidated student housing properties. Below is a summary of our Land, buildings and improvements — operating properties (in thousands):

	June 30, 2024	December 31, 2023
Land	$147,170	$150,084
Buildings and improvements	1,091,170	1,104,635
Real estate under construction	—	1,530
Less: Accumulated depreciation	(88,885)	(80,057)
	$1,149,455	$1,176,192

During the six months ended June 30, 2024, we sold one hotel operating property, which was classified as Land, buildings and improvements — operating properties. As a result, the carrying value of our Land, buildings and improvements — operating properties decreased by $14.3 million from December 31, 2023 to June 30, 2024 (Note 14).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements attributable to operating properties was $7.4 million and $7.7 million for the three months ended June 30, 2024 and 2023, respectively, and $14.7 million and $14.9 million for the six months ended June 30, 2024 and 2023, respectively.

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	June 30, 2024	December 31, 2023
Land, buildings and improvements — net lease and other	$10,676	$46,986
In-place lease intangible assets and other	778	5,222
Above-market rent intangible assets	—	8,374
Accumulated depreciation and amortization	(3,711)	(23,460)
Assets held for sale, net	$7,743	$37,122

At June 30, 2024, we had one property classified as Assets held for sale, net, with a carrying value of $7.7 million. This property was sold in July 2024 (Note 15). At December 31, 2023 we had two properties classified as Assets held for sale, net, with an aggregate carrying value of $37.1 million. These properties were sold in January 2024.

W. P. Carey 6/30/2024 10-Q – 16

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

Finance Receivables

Net investments in finance leases and loans receivable are summarized as follows (in thousands):

	Maturity Date	June 30, 2024	December 31, 2023
Net investments in direct financing leases (a)	2024 – 2036	$320,714	$431,328
Sale-leaseback transactions accounted for as loans receivable (b)	2038 – 2052	311,068	236,611
Net investments in sales-type leases (c)	2024	20,885	835,734
Secured loans receivable (d)	2024	15,000	11,250
		$667,667	$1,514,923
__________
(a)Amounts are net of allowance for credit losses, as disclosed below under Net Investments in Direct Financing Leases.
(b)These investments are accounted for as loans receivable in accordance with ASC 310, Receivables and ASC 842, Leases. Maturity dates reflect the current lease maturity dates. Amounts are net of allowance for credit losses of $6.2 million and $0.8 million as of June 30, 2024 and December 31, 2023, respectively.
(c)These investments are assessed for credit loss allowances but no such allowances were recorded as of June 30, 2024 or December 31, 2023.
(d)Amounts are net of allowance for credit losses of $2.1 million as of December 31, 2023. No such allowance was recorded as of June 30, 2024.

During the six months ended June 30, 2024, the U.S. dollar strengthened against the euro, resulting in a $15.0 million decrease in the carrying value of Net investments in finance leases and loans receivable from December 31, 2023 to June 30, 2024.

Income from finance leases and loans receivable is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net investments in direct financing leases	$8,763	$12,751	$17,692	$25,449
Sale-leaseback transactions accounted for as loans receivable	5,620	3,684	9,521	7,343
Net investments in sales-type leases	578	9,688	11,576	12,917
Secured loans receivable	—	1,188	1,965	2,357
	$14,961	$27,311	$40,754	$48,066

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
Lease payments receivable	$197,995	$285,512
Unguaranteed residual value	302,667	434,234
	500,662	719,746
Less: unearned income	(168,306)	(251,441)
Less: allowance for credit losses (a)	(11,642)	(36,977)
	$320,714	$431,328
__________
W. P. Carey 6/30/2024 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
(a)During the six months ended June 30, 2024 and 2023, we recorded a net release of allowance for credit losses of $8.4 million and $3.6 million, respectively, on our net investments in direct financing leases due to changes in expected economic conditions, which was included within Other gains and (losses) in our consolidated statements of income. In addition, during the six months ended June 30, 2024, we reduced the allowance for credit losses balance by $17.0 million, in connection with the reclassification of certain properties from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other, as described below.

During the six months ended June 30, 2024, we reclassified 14 properties with an aggregate carrying value of $105.5 million from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other in connection with changes in lease classifications due to extensions of the underlying leases or entering into a new lease. In addition, during the six months ended June 30, 2024, we sold one property accounted for as a direct financing lease that had a net carrying value of $5.8 million.

Loans Receivable

During the six months ended June 30, 2024, we entered into the following sale-leaseback, which was deemed to be a loan receivable in accordance with ASC 310, Receivables and ASC 842, Leases (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Investment
Various, Italy (a)	4	3/26/2024	Industrial, Warehouse	$83,890
	4			$83,890
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.

In March 2024, a secured loan receivable was repaid to us for $24.0 million. In connection with this repayment, we recorded a release of allowance for credit losses of $2.1 million since the loan principal was fully repaid. In addition, we collected $1.4 million of unpaid interest related to a prior year upon repayment of this secured loan receivable, which was included in Income from finance leases and loans receivable on the consolidated statements of income for the six months ended June 30, 2024.

In June 2024, in connection with a property disposition, we provided financing to the buyer of $15.0 million with an interest rate of 15.0%, maturing in August 2024. This secured loan receivable is included Net investments in finance leases and loans receivable on our consolidated balance sheets.

Net Investments in Sales-Type Leases

During the six months ended June 30, 2024, we completed the sale of a portfolio of 78 net-lease self-storage properties located in the United States, which was accounted for as net investments in sales-type leases and included in Net investments in finance leases and loans receivable in the consolidated balance sheets. As a result, the carrying value of Net investments in finance leases and loans receivable decreased by $451.4 million from December 31, 2023 to June 30, 2024 (Note 14). The tenant had previously provided notice of its intention to exercise its option to repurchase the properties during the first quarter of 2023. We recognized an aggregate Gain on sale of real estate, net, of $176.2 million during the six months ended June 30, 2023 related to this transaction.

During the six months ended June 30, 2024, we completed the sale of a portfolio of 70 net-lease office properties located in Andalusia, Spain, to the tenant occupying the properties, which was accounted for as net investments in sales-type leases and included in Net investments in finance leases and loans receivable in the consolidated balance sheets. As a result, the carrying value of Net investments in finance leases and loans receivable decreased by $359.3 million from December 31, 2023 to June 30, 2024 (Note 14). We had previously entered into an agreement to sell the portfolio to the tenant occupying the properties during the fourth quarter of 2023. We recognized an aggregate Gain on sale of real estate, net, of $59.1 million during the three months ended December 31, 2023 related to this transaction.

Prior to the reclassifications of certain properties to net investments in sales-type leases, earnings from such investments were recognized in Lease revenues in the consolidated financial statements.

W. P. Carey 6/30/2024 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)
Net investments in sales-type leases is summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
Lease payments receivable (a)	$21,460	$849,881
	21,460	849,881
Less: unearned income	(575)	(14,147)
	$20,885	$835,734
__________
(a)Includes estimated purchase price and total rents owed.

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both June 30, 2024 and December 31, 2023, no material balances of our finance receivables were past due. Other than the lease extensions and new lease noted under Net Investments in Direct Financing Leases above, there were no material modifications of finance receivables during the six months ended June 30, 2024.

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

A summary of our finance receivables by internal credit quality rating, excluding our allowance for credit losses, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
1 – 3	17	18	$592,885	$1,338,877
4	7	8	92,614	215,953
5	—	—	—	—
			$685,499	$1,554,830

Note 6. Goodwill and Other Intangibles

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

Net lease intangibles recorded in connection with property acquisitions during the six months ended June 30, 2024 are described in Note 4.

Goodwill decreased by $5.1 million during the six months ended June 30, 2024 due to foreign currency translation adjustments.

W. P. Carey 6/30/2024 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)
Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$2,334	$(726)	$1,608	$20,745	$(19,569)	$1,176
	2,334	(726)	1,608	20,745	(19,569)	1,176
Lease Intangibles:
In-place lease	2,120,227	(945,307)	1,174,920	2,168,739	(934,138)	1,234,601
Above-market rent	676,666	(472,358)	204,308	706,773	(481,554)	225,219
	2,796,893	(1,417,665)	1,379,228	2,875,512	(1,415,692)	1,459,820
Goodwill
Goodwill	973,204	—	973,204	978,289	—	978,289
Total intangible assets	$3,772,431	$(1,418,391)	$2,354,040	$3,874,546	$(1,435,261)	$2,439,285

Finite-Lived Intangible Liabilities
Below-market rent	$(202,445)	$73,735	$(128,710)	$(203,413)	$66,541	$(136,872)
Total intangible liabilities	$(202,445)	$73,735	$(128,710)	$(203,413)	$66,541	$(136,872)

During the six months ended June 30, 2024, the U.S. dollar strengthened against the euro, resulting in a decrease of $12.9 million in the carrying value of our net intangible assets from December 31, 2023 to June 30, 2024.

Net amortization of intangibles, including the effect of foreign currency translation, was $62.0 million and $63.6 million for the three months ended June 30, 2024 and 2023, respectively, and $104.7 million and $131.2 million for the six months ended June 30, 2024 and 2023, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of internal-use software development and in-place lease intangibles is included in Depreciation and amortization.

Note 7. Equity Method Investments

Interests in Unconsolidated Real Estate Investments and CESH

We own interests in certain unconsolidated real estate investments with third parties and in Carey European Student Housing Fund I, L.P. (“CESH”). There have been no significant changes in our equity method investment policies from what was disclosed in the 2023 Annual Report.

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

W. P. Carey 6/30/2024 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)
The following table sets forth our ownership interests in our equity method investments and their respective carrying values (dollars in thousands):

		Carrying Value at
Lessee/Fund/Description	Ownership Interest	June 30, 2024	December 31, 2023
Las Vegas Retail Complex (a)	N/A	$239,848	$235,979
Johnson Self Storage	90.00%	63,130	63,934
Kesko Senukai (b)	70.00%	27,723	28,860
Harmon Retail Corner (c)	15.00%	24,343	24,229
CESH (d)	2.43%	1,176	1,259
		$356,220	$354,261
__________
(a)On June 10, 2021, we entered into an agreement to fund a construction loan of approximately $261.9 million (as of June 30, 2024) for a retail complex in Las Vegas, Nevada. Through June 30, 2024, we funded $236.3 million, including $4.9 million during the six months ended June 30, 2024. Equity income from this investment was $8.3 million and $5.9 million for the six months ended June 30, 2024 and 2023, respectively, which was recognized within Earnings from equity method investments in our consolidated statements of income.
(b)The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.
(c)This investment is reported using the hypothetical liquidation at book value model, which may be different than pro rata ownership percentages, primarily due to the capital structure of the partnership agreement.
(d)We have elected to account for our investment in CESH at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH on a one quarter lag; therefore, the balance of our equity method investment in CESH recorded as of June 30, 2024 is based on the estimated fair value of our investment as of March 31, 2024.

We received aggregate distributions of $13.0 million and $19.9 million from our unconsolidated real estate investments for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024 and December 31, 2023, the aggregate unamortized basis differences on our unconsolidated real estate investments were $17.4 million and $18.0 million, respectively. We received a distribution from CESH during the six months ended June 30, 2023 of $0.5 million. We did not receive a distribution from CESH during the six months ended June 30, 2024.

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

W. P. Carey 6/30/2024 10-Q – 21

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

Investment in Shares of Lineage — We have elected to apply the measurement alternative under Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10) to account for our investment in 5,541,478 shares of Lineage (a cold storage REIT), which is included in Other assets, net in the consolidated financial statements. Under this alternative, the carrying value is adjusted for any impairments or changes in fair value resulting from observable transactions for similar or identical investments in the issuer. We classified this investment as Level 3 because it is not traded in an active market. During the six months ended June 30, 2024, we received cash dividends of $3.0 million from our investment in shares of Lineage, which was recorded within Non-operating income in the consolidated financial statements. The fair value of this investment was $404.9 million at both June 30, 2024 and December 31, 2023.

Investment in Shares of GCIF — We account for our investment in shares of Guggenheim Credit Income Fund (“GCIF”), which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 2 because we used a quoted price from an inactive market to determine its fair value. During the six months ended June 30, 2024, we received liquidating distributions from our investment in shares of GCIF totaling $0.4 million, which reduced the cost basis of our investment. The fair value of our investment in shares of GCIF was $0.4 million and $0.8 million at June 30, 2024 and at December 31, 2023, respectively.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the six months ended June 30, 2024 or 2023. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		June 30, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2 and 3	$6,519,887	$6,055,979	$6,035,686	$5,598,423
Non-recourse mortgages, net (a) (b) (d)	3	467,200	466,516	579,147	572,553
__________
(a)The carrying value of Senior Unsecured Notes, net (Note 10) includes unamortized deferred financing costs of $28.0 million and $21.0 million at June 30, 2024 and December 31, 2023, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $0.2 million and less than $0.1 million at June 30, 2024 and December 31, 2023, respectively.
(b)The carrying value of Senior Unsecured Notes, net includes unamortized discount of $25.6 million and $20.1 million at June 30, 2024 and December 31, 2023, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $3.8 million and $4.3 million at June 30, 2024 and December 31, 2023, respectively.
W. P. Carey 6/30/2024 10-Q – 22

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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility and Unsecured Term Loan due 2026 (Note 10), but excluding finance receivables (Note 5), had fair values that approximated their carrying values at both June 30, 2024 and December 31, 2023.

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

The following tables present information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended June 30,
	2024		2023
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$75,944	$15,752	$—	$—
		$15,752		$—

	Six Months Ended June 30,
	2024		2023
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$75,944	$15,752	$—	$—
		$15,752		$—

Impairment charges, and their related triggering events and fair value measurements, recognized during the three and six months ended June 30, 2024, were as follows (we did not incur any impairment charges during the three and six months ended June 30, 2023):

Real Estate

The impairment charges described below are reflected within Impairment charges — real estate in our consolidated statements of income.

2024 — During the three and six months ended June 30, 2024, we recognized impairment charges totaling $15.8 million on three properties in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices. Two of these properties were sold in July 2024 (Note 15).

W. P. Carey 6/30/2024 10-Q – 23

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

Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2023 Annual Report. At both June 30, 2024 and December 31, 2023, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Foreign currency collars	Other assets, net	$16,351	$14,103	$—	$—
Interest rate swaps	Other assets, net	603	995	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(617)	(4,029)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(168)	(1,678)
		16,954	15,098	(785)	(5,707)
Derivatives Not Designated as Hedging Instruments
Foreign currency collars	Other assets, net	301	—	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	—	(217)
		301	—	—	(217)
Total derivatives		$17,255	$15,098	$(785)	$(5,924)

W. P. Carey 6/30/2024 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)
The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (a)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2024	2023	2024	2023
Interest rate swaps	$(447)	$1,827	$1,183	$1,197
Foreign currency collars	332	(6,412)	5,660	(12,638)
Interest rate cap	—	1	—	(6)
Total	$(115)	$(4,584)	$6,843	$(11,447)

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Foreign currency collars	Non-operating income	$2,877	$3,564	$5,066	$7,869
Interest rate swaps and cap	Interest expense	701	103	1,529	473
Total		$3,578	$3,667	$6,595	$8,342
__________
(a)Excludes net losses of less than $0.1 million and $0.4 million recognized on unconsolidated jointly owned investments for the three months ended June 30, 2024 and 2023, respectively, and net losses of $0.5 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively.

Amounts reported in Other comprehensive (loss) income related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Non-operating income when the hedged foreign currency contracts are settled. As of June 30, 2024, we estimate that an additional $0.5 million and $10.1 million will be reclassified as Interest expense and Non-operating income, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Interest rate swaps	Interest expense	$(727)	$(131)	$(1,587)	$(537)
Foreign currency collars	Non-operating income	448	183	1,376	(16)
Derivatives Not in Cash Flow Hedging Relationships
Foreign currency collars	Other gains and (losses)	25	98	517	(41)
Total		$(254)	$150	$306	$(594)

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

W. P. Carey 6/30/2024 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)
The interest rate swaps that our consolidated subsidiaries had outstanding at June 30, 2024 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2024 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	3	21,268	USD	$557
Interest rate swaps	5	544,327	EUR	(122)
				$435
__________
(a)Fair value amounts are based on the exchange rate of the euro at June 30, 2024, as applicable.

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

The following table presents the foreign currency collars that we had outstanding at June 30, 2024 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2024
Designated as Cash Flow Hedging Instruments
Foreign currency collars	51	256,000	EUR	$14,322
Foreign currency collars	30	19,080	GBP	1,412
Not Designated as Cash Flow Hedging Instruments
Foreign currency collars	2	10,000	EUR	301
				$16,035

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2024. At June 30, 2024, our total credit exposure and the maximum exposure to any single counterparty was $16.7 million and $3.0 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At June 30, 2024, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $0.8 million and $5.9 million at June 30, 2024 and December 31, 2023, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at June 30, 2024 or December 31, 2023, we could have been required to settle our obligations under these agreements at their aggregate termination value of $0.8 million and $6.0 million, respectively.

W. P. Carey 6/30/2024 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)
Net Investment Hedges

Certain borrowings under our Senior Unsecured Notes, Unsecured Revolving Credit Facility, and Unsecured Term Loans (all as defined in Note 10) denominated in euro, British pounds sterling, or Japanese yen are designated as, and are effective as, economic hedges of our net investments in foreign entities.

Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under our euro-denominated senior notes and changes in the value of our euro, Japanese yen, and British pound sterling borrowings under our Senior Unsecured Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. Such gains (losses) related to non-derivative net investment hedges were $37.4 million and $2.1 million for the three months ended June 30, 2024 and 2023, respectively, and $125.8 million and $(69.4) million for the six months ended June 30, 2024 and 2023, respectively.

Note 10. Debt

Term Loan Agreement

As of both June 30, 2024 and December 31, 2023, we had a €500.0 million unsecured term loan outstanding maturing on April 24, 2026 (our “Unsecured Term Loan due 2026”), comprised of (i) a €300.0 million term loan (our “Term Loan due 2026”) and (ii) a €200.0 million delayed draw term loan (our “Delayed Draw Term Loan due 2026”). The Unsecured Term Loan due 2026 is incorporated into the Senior Unsecured Credit Facility, which is described below.

Senior Unsecured Credit Facility

As of both June 30, 2024 and December 31, 2023, we had a multi-currency senior unsecured credit facility, comprised of (i) a $2.0 billion unsecured revolving credit facility maturing on February 14, 2029 (our “Unsecured Revolving Credit Facility”), (ii) a £270.0 million term loan maturing on February 14, 2028 (our “GBP Term Loan due 2028”), and (iii) a €215.0 million term loan maturing on February 14, 2028 (our “EUR Term Loan due 2028”). We have an option to extend each of these term loans by up to an additional year, subject to certain customary conditions. We refer to these term loans collectively as the “Unsecured Term Loans due 2028.” We refer to our Unsecured Term Loan due 2026 and Unsecured Term Loans due 2028 collectively as our “Unsecured Term Loans.” We refer to our Unsecured Revolving Credit Facility and our Unsecured Term Loans collectively as our “Senior Unsecured Credit Facility.”

As of June 30, 2024, the aggregate principal amount (of revolving and term loans) available under the Senior Unsecured Credit Facility was able to be increased up to an amount not to exceed the U.S. dollar equivalent of $4.35 billion, subject to the conditions to increase set forth in our credit agreement.

At June 30, 2024, our Unsecured Revolving Credit Facility had available capacity of approximately $2.0 billion (net of amounts reserved for standby letters of credit totaling $5.8 million). We incur an annual facility fee of 0.15% of the total commitment on our Unsecured Revolving Credit Facility based on our credit ratings of BBB+ and Baa1, which is included within Interest expense in our consolidated statements of income.

W. P. Carey 6/30/2024 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)
The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

Senior Unsecured Credit Facility	Interest Rate at June 30, 2024 (a)	Maturity Date at June 30, 2024	Principal Outstanding Balance at
			June 30, 2024	December 31, 2023
Unsecured Term Loans: (b)
Unsecured Term Loan due 2026 — borrowing in euros (c)	4.34%	4/24/2026	$535,250	$552,500
GBP Term Loan due 2028 — borrowing in British pounds sterling (d)	SONIA + 0.85%	2/14/2028	341,495	343,306
EUR Term Loan due 2028 — borrowing in euros (e)	EURIBOR + 0.85%	2/14/2028	230,158	237,575
			1,106,903	1,133,381
Unsecured Revolving Credit Facility:
Borrowing in Japanese yen (f)	TIBOR + 0.775%	2/14/2029	15,005	17,035
Borrowing in euros	N/A	2/14/2029	—	386,750
			15,005	403,785
			$1,121,908	$1,537,166
__________
(a)The applicable interest rate at June 30, 2024 was based on the credit ratings for our Senior Unsecured Notes of BBB+/Baa1.
(b)Balance excludes unamortized discount of $6.2 million and $7.4 million at June 30, 2024 and December 31, 2023, respectively, and unamortized deferred financing costs of $0.3 million and $0.4 million at June 30, 2024 and December 31, 2023, respectively.
(c)Interest rate is subject to variable-to-fixed interest rate swaps that fix the total per annum interest rate at 4.34% through December 31, 2024. Upon maturity of the interest rate swaps, the Unsecured Term Loan due 2026 will be subject to a variable interest rate of EURIBOR + 0.85%.
(d)SONIA means Sterling Overnight Index Average.
(e)EURIBOR means Euro Interbank Offered Rate.
(f)TIBOR means Tokyo Interbank Offered Rate.

Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $6.6 billion at June 30, 2024 (the “Senior Unsecured Notes”).

On May 16, 2024, we completed an underwritten public offering of €650.0 million of 4.25% Senior Notes due 2032, at a price of 99.526% of par value. These 4.25% Senior Notes due 2032 have an 8.2-year term and are scheduled to mature on July 23, 2032.

On June 28, 2024, we completed an underwritten public offering of $400.0 million of 5.375% Senior Notes due 2034, at a price of 98.843% of par value. These 5.375% Senior Notes due 2034 have a 10.0-year term and are scheduled to mature on June 30, 2034.

W. P. Carey 6/30/2024 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)
Interest on the Senior Unsecured Notes is payable annually or semi-annually in arrears. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 20 to 35 basis points. The following table presents a summary of our Senior Unsecured Notes outstanding at June 30, 2024 (currency in thousands):

		Principal Amount	Coupon Rate	Maturity Date	Principal Outstanding Balance at
Senior Unsecured Notes, net (a)	Issue Date				June 30, 2024	December 31, 2023
4.6% Senior Notes due 2024 (b)	3/14/2014	$500,000	4.6%	4/1/2024	$—	$500,000
2.25% Senior Notes due 2024 (c)	1/19/2017	€500,000	2.25%	7/19/2024	535,250	552,500
4.0% Senior Notes due 2025	1/26/2015	$450,000	4.0%	2/1/2025	450,000	450,000
2.25% Senior Notes due 2026	10/9/2018	€500,000	2.25%	4/9/2026	535,250	552,500
4.25% Senior Notes due 2026	9/12/2016	$350,000	4.25%	10/1/2026	350,000	350,000
2.125% Senior Notes due 2027	3/6/2018	€500,000	2.125%	4/15/2027	535,250	552,500
1.35% Senior Notes due 2028	9/19/2019	€500,000	1.35%	4/15/2028	535,250	552,500
3.85% Senior Notes due 2029	6/14/2019	$325,000	3.85%	7/15/2029	325,000	325,000
3.41% Senior Notes due 2029	9/28/2022	€150,000	3.41%	9/28/2029	160,575	165,750
0.95% Senior Notes due 2030	3/8/2021	€525,000	0.95%	6/1/2030	562,013	580,125
2.4% Senior Notes due 2031	10/14/2020	$500,000	2.4%	2/1/2031	500,000	500,000
2.45% Senior Notes due 2032	10/15/2021	$350,000	2.45%	2/1/2032	350,000	350,000
4.25% Senior Notes due 2032	5/16/2024	€650,000	4.25%	7/23/2032	695,825	—
3.7% Senior Notes due 2032	9/28/2022	€200,000	3.7%	9/28/2032	214,100	221,000
2.25% Senior Notes due 2033	2/25/2021	$425,000	2.25%	4/1/2033	425,000	425,000
5.375% Senior Notes due 2034	6/28/2024	$400,000	5.375%	6/30/2034	400,000	—
					$6,573,513	$6,076,875
__________
(a)Aggregate balance excludes unamortized deferred financing costs totaling $28.0 million and $21.1 million, and unamortized discount totaling $25.6 million and $20.1 million, at June 30, 2024 and December 31, 2023, respectively.
(b)In April 2024, we repaid our $500 million of 4.6% Senior Notes due 2024 at maturity.
(c)In July 2024, we repaid our €500 million of 2.25% Senior Notes due 2024 at maturity (Note 15).

Covenants

The credit agreements for our Senior Unsecured Credit Facility, each of the Senior Unsecured Notes, and certain of our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. There have been no significant changes in our debt covenants from what was disclosed in the 2023 Annual Report. We were in compliance with all of these covenants at June 30, 2024.

Non-Recourse Mortgages

At June 30, 2024, the weighted-average interest rate for our total non-recourse mortgage notes payable was 4.5% (fixed-rate and variable-rate non-recourse mortgage notes payable were 4.5% and 5.4%, respectively), with maturity dates ranging from August 2024 to February 2033.

In June 2024, we assumed a non-recourse mortgage loan with an outstanding principal balance of $21.9 million in connection with the acquisition of a property (Note 4). This mortgage loan has a fixed annual interest rate of 4.5% and a maturity date of February 6, 2028.

Repayments

During the six months ended June 30, 2024, we (i) repaid non-recourse mortgage loans at or close to maturity with an aggregate principal balance of approximately $84.9 million and (ii) prepaid non-recourse mortgage loans totaling $33.8 million. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 4.8%.

W. P. Carey 6/30/2024 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)
Foreign Currency Exchange Rate Impact

During the six months ended June 30, 2024, the U.S. dollar strengthened against the euro, resulting in a decrease of $150.5 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2023 to June 30, 2024.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of June 30, 2024 are as follows (in thousands):

Years Ending December 31,	Total
2024 (remainder) (a)	$602,952
2025	707,294
2026	1,510,520
2027	537,595
2028	1,156,892
Thereafter through 2034	3,651,313
Total principal payments	8,166,566
Unamortized discount, net	(35,570)
Unamortized deferred financing costs	(28,548)
Total	$8,102,448
__________
(a)In July 2024, we repaid our €500 million of 2.25% Senior Notes due 2024 at maturity (Note 15).

Certain amounts in the table above are based on the applicable foreign currency exchange rate at June 30, 2024.

Note 11. Commitments and Contingencies

At June 30, 2024, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Stock-Based Compensation and Equity

Stock-Based Compensation

In June 2024, our stockholders approved the Amended and Restated 2017 Share Incentive Plan (the “Plan”), which authorizes the issuance of up to 4,000,000 additional shares of our common stock and makes certain other changes. The Plan is more fully described in the registration statement on Form S-8 filed on June 14, 2024. Our 2017 Share Incentive Plan and certain other stock-based compensation plans that we maintain are more fully described in the 2023 Annual Report. We recorded stock-based compensation expense of $8.9 million and $9.0 million during the three months ended June 30, 2024 and 2023, respectively, and $17.8 million and $16.8 million during the six months ended June 30, 2024 and 2023, respectively, which was included in Stock-based compensation expense in the consolidated financial statements.

W. P. Carey 6/30/2024 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)
Restricted and Conditional Awards

Nonvested restricted share awards (“RSAs”), restricted share units (“RSUs”), and performance share units (“PSUs”) at June 30, 2024 and changes during the six months ended June 30, 2024 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2024	447,358	$77.69	526,413	$105.92
Granted (a)	266,896	64.95	213,645	82.95
Vested (b)	(158,231)	76.52	(309,670)	86.19
Forfeited	(3,393)	73.29	(2,795)	101.04
Adjustment (c)	—	—	36,984	89.07
Nonvested at June 30, 2024 (d)	552,630	$71.45	464,577	$112.29
__________
(a)The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period. To estimate the fair value of PSUs granted during the six months ended June 30, 2024, we used a risk-free interest rate of 4.1%, an expected volatility rate of 20.5%, and assumed a dividend yield of zero.
(b)The grant date fair value of shares vested during the six months ended June 30, 2024 was $38.8 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At June 30, 2024 and December 31, 2023, we had an obligation to issue 1,389,682 and 1,196,955 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $78.4 million and $62.0 million, respectively.
(c)Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments at June 30, 2024 to reflect the number of shares expected to be issued when the PSUs vest.
(d)At June 30, 2024, total unrecognized compensation expense related to these awards was approximately $56.6 million, with an aggregate weighted-average remaining term of 2.0 years.

Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income — basic and diluted	$142,895	$144,620	$302,118	$439,000

Weighted-average shares outstanding — basic	220,195,910	215,075,114	220,113,753	213,522,150
Effect of dilutive securities	18,208	109,371	147,772	353,321
Weighted-average shares outstanding — diluted	220,214,118	215,184,485	220,261,525	213,875,471

For the three and six months ended June 30, 2024 and 2023, potentially dilutive securities excluded from the computation of diluted earnings per share were insignificant.

W. P. Carey 6/30/2024 10-Q – 31

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

The following table sets forth certain information regarding the settlement of our forward equity during the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shares of common stock delivered	—	—	—	3,081,867
Net proceeds	$—	$—	$—	$249,806

W. P. Carey 6/30/2024 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)
Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30, 2024
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$16,082	$(268,598)	$(252,516)
Other comprehensive income before reclassifications	3,459	(24)	3,435
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(2,877)	—	(2,877)
Interest expense	(701)	—	(701)
Total	(3,578)	—	(3,578)
Net current period other comprehensive loss	(119)	(24)	(143)
Net current period other comprehensive loss attributable to noncontrolling interests	—	19	19
Ending balance	$15,963	$(268,603)	$(252,640)

	Three Months Ended June 30, 2023
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$28,816	$(313,374)	$(284,558)
Other comprehensive income before reclassifications	(1,270)	9,479	8,209
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(3,564)	—	(3,564)
Interest expense	(103)	—	(103)
Total	(3,667)	—	(3,667)
Net current period other comprehensive income	(4,937)	9,479	4,542
Net current period other comprehensive loss attributable to noncontrolling interests	—	85	85
Ending balance	$23,879	$(303,810)	$(279,931)

	Six Months Ended June 30, 2024
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$9,650	$(264,517)	$(254,867)
Other comprehensive income before reclassifications	12,908	(4,362)	8,546
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(5,066)	—	(5,066)
Interest expense	(1,529)	—	(1,529)
Total	(6,595)	—	(6,595)
Net current period other comprehensive income	6,313	(4,362)	1,951
Net current period other comprehensive loss attributable to noncontrolling interests	—	276	276
Ending balance	$15,963	$(268,603)	$(252,640)
W. P. Carey 6/30/2024 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2023
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$36,079	$(319,859)	$(283,780)
Other comprehensive income before reclassifications	(3,858)	15,936	12,078
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(7,869)	—	(7,869)
Interest expense	(473)	—	(473)
Total	(8,342)	—	(8,342)
Net current period other comprehensive income	(12,200)	15,936	3,736
Net current period other comprehensive loss attributable to noncontrolling interests	—	113	113
Ending balance	$23,879	$(303,810)	$(279,931)

See Note 9 for additional information on our derivatives activity recognized within Other comprehensive (loss) income for the periods presented.

Dividends Declared

During the second quarter of 2024, our board of directors declared a quarterly dividend of $0.870 per share, which was paid on July 15, 2024 to stockholders of record as of June 28, 2024.

During the six months ended June 30, 2024, we declared dividends totaling $1.735 per share.

Note 13. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and six months ended June 30, 2024 and 2023.

Certain of our subsidiaries have elected taxable REIT subsidiary (“TRS”) status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three and six months ended June 30, 2024 and 2023.

Current income tax expense was $7.6 million and $12.9 million for the three months ended June 30, 2024 and 2023, respectively, and $17.7 million and $23.6 million for the six months ended June 30, 2024 and 2023, respectively. Deferred income tax benefit (expense) was $1.4 million and $2.7 million for the three months ended June 30, 2024 and 2023, respectively, and $2.8 million and $(1.6) million for the six months ended June 30, 2024 and 2023, respectively.

W. P. Carey 6/30/2024 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)
Note 14. Property Dispositions

We implemented the Office Sale Program in September 2023, which is substantially completed (Note 1).

All property dispositions are also discussed in Note 4 and Note 5.

2024 — During the three and six months ended June 30, 2024, we sold 12 and 165 properties, respectively, for total proceeds, net of selling costs, of $133.7 million and $1.0 billion, respectively, and recognized a net gain on these sales totaling $39.4 million and $54.8 million, respectively (inclusive of income taxes totaling less than $0.1 million and $3.1 million, respectively, recognized upon sale). One of the properties sold during the second quarter of 2024 was a hotel operating property.

This disposition activity for the three and six months ended June 30, 2024 includes the sale of three and 75 properties, respectively, under the Office Sale Program for total proceeds, net of selling costs, of $61.9 million and $451.9 million, respectively, resulting in a net (loss) gain on these sales totaling $(1.7) million and $0.4 million, respectively.

2023 — During the three and six months ended June 30, 2023, we sold three and eight properties, respectively, for total proceeds, net of selling costs, of $3.1 million and $44.1 million, respectively, and recognized a net gain on these sales totaling $1.8 million and $3.4 million, respectively.

Note 15. Subsequent Events

Senior Unsecured Notes Repayment

In July 2024, we repaid our €500 million of 2.25% Senior Notes due 2024 at maturity (Note 10).

Acquisitions

In July 2024, we completed two acquisitions totaling approximately $67.3 million. They are as follows:

•$38.0 million for four properties (three industrial, one retail) in the United States, which is part of the portfolio acquisition we completed during the second quarter of 2024 (Note 4); and
•$29.3 million for a portfolio of 114 grocery stores in Poland.

Dispositions

In July 2024, we sold four properties for gross proceeds totaling approximately $74.9 million. Two of these properties were sold pursuant to the Office Sale Program for gross proceeds totaling $50.9 million (Note 1), one of which was classified as held for sale as of June 30, 2024 (Note 4).
W. P. Carey 6/30/2024 10-Q – 35

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

Significant Developments

Management Change

On July 10, 2024, we announced that John J. Park will step down as President of the Company effective September 30, 2024. The separate role of President will be eliminated, and the title will be assumed by Jason E. Fox, the Company’s Chief Executive Officer, effective October 1, 2024. Mr. Park will remain Senior Advisor to the Company through February 28, 2025.

Financial Highlights

During the six months ended June 30, 2024, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•We acquired ten investments totaling $535.2 million (Note 4, Note 5).
•We completed three construction projects at a cost totaling $33.2 million (Note 4).
•We funded approximately $4.9 million for a construction loan to build a retail complex in Las Vegas, Nevada, during the six months ended June 30, 2024. Through June 30, 2024, we have funded $236.3 million (Note 7).
•We committed to fund a redevelopment project for $44.1 million. We currently expect to complete the project in 2025 (Note 4).

Dispositions

•We disposed of 165 properties for total proceeds, net of selling costs, of $1.0 billion, including (i) our portfolio of 78 U-Haul properties for total proceeds, net of selling costs, of $464.1 million, (ii) 75 properties sold under the Office Sale Program for total proceeds, net of selling costs, of $451.9 million, and (iii) 12 additional properties for total proceeds, net of selling costs, of $87.0 million (Note 14).

Financing and Capital Markets Transactions

•In April 2024, we repaid our $500 million of 4.6% Senior Notes due 2024 at maturity (Note 10).
•On May 16, 2024, we completed an underwritten public offering of €650.0 million of 4.25% Senior Notes due 2032, at a price of 99.526% of par value. These 4.25% Senior Notes due 2032 have an 8.2-year term and are scheduled to mature on July 23, 2032 (Note 10).
•On June 28, 2024, we completed an underwritten public offering of $400.0 million of 5.375% Senior Notes due 2034, at a price of 98.843% of par value. These 5.375% Senior Notes due 2034 have a 10.0-year term and are scheduled to mature on June 30, 2034 (Note 10).
•We repaid non-recourse mortgage debt outstanding totaling $118.7 million with a weighted-average interest rate of 4.8% (Note 10).

Dividends to Stockholders

We declared cash dividends totaling $1.735 per share during the six months ended June 30, 2024, comprised of two quarterly dividends per share of $0.865 and $0.870 (Note 12).

W. P. Carey 6/30/2024 10-Q – 36

Consolidated Results

(in thousands, except shares)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenues	$389,672	$452,578	$779,470	$880,368

Net income attributable to W. P. Carey	142,895	144,620	302,118	439,000

Dividends declared	192,046	230,405	382,993	460,375

Net cash provided by operating activities (a)			1,256,595	530,334
Net cash used in investing activities			(387,164)	(905,618)
Net cash (used in) provided by financing activities			(318,016)	435,521

Supplemental financial measures (b):
Adjusted funds from operations attributable to W. P. Carey (AFFO)	257,099	293,306	508,991	572,525

Diluted weighted-average shares outstanding	220,214,118	215,184,485	220,261,525	213,875,471
__________
(a)Amount for the six months ended June 30, 2024 includes $807.1 million of proceeds from the sales of net investments in sales-type leases (U-Haul and State of Andalusia portfolios) (Note 5). Such proceeds are included within Net cash provided by operating activities in accordance with ASC 842, Leases.
(b)We consider Adjusted funds from operations (“AFFO”), a supplemental measure that is not defined by GAAP (a “non-GAAP measure”), to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Revenues

Total revenues decreased for the three and six months ended June 30, 2024 as compared to the same periods in 2023, primarily due to lower lease revenues (substantially as a result of the Spin-Off and the Office Sale Program (Note 1)) and lower operating property revenue (substantially as a result of dispositions of hotel operating properties) (Note 4).

Net Income Attributable to W. P. Carey

Net income attributable to W. P. Carey decreased for the three months ended June 30, 2024 as compared to the same period in 2023, primarily due to the impact of the Spin-Off and the Office Sale Program, and impairment charges recognized during the current year period, partially offset by higher gain on sale of real estate.

Net income attributable to W. P. Carey decreased for the six months ended June 30, 2024 as compared to the same period in 2023, primarily due to lower gain on sale of real estate, the impact of the Spin-Off and the Office Sale Program, and impairment charges recognized during the current year period.

AFFO

AFFO decreased for the three and six months ended June 30, 2024 as compared to the same periods in 2023, primarily due to the impact of the Spin-Off and Office Sale Program, as well as certain lease restructurings and property vacancies.

W. P. Carey 6/30/2024 10-Q – 37

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

Portfolio Summary

Net-leased Properties	June 30, 2024	December 31, 2023
ABR (in thousands)	$1,294,521	$1,339,352
Number of net-leased properties	1,291	1,424
Number of tenants	346	336
Total square footage (in thousands)	170,133	172,668
Occupancy	98.8%	98.1%
Weighted-average lease term (in years)	12.0	11.7

Operating Properties
Number of operating properties:	95	96
Number of self-storage operating properties	89	89
Number of hotel operating properties	4	5
Number of student housing operating properties	2	2
Occupancy (self-storage operating properties)	90.5%	90.3%

Number of countries	26	26
Total assets (in thousands)	$17,769,285	$17,976,783
Net investments in real estate (in thousands)	14,092,672	14,913,899

	Six Months Ended June 30,
	2024	2023
Acquisition volume (in millions) (a)	$540.1	$918.5
Construction projects completed (in millions)	33.2	20.6
Average U.S. dollar/euro exchange rate	1.0811	1.0805
Average U.S. dollar/British pound sterling exchange rate	1.2651	1.2330

_________
(a)Amounts for the six months ended June 30, 2024 and 2023 include $4.9 million and $23.7 million, respectively, of funding for a construction loan (Note 7). Amount for the six months ended June 30, 2024 includes $83.9 million of sale-leasebacks classified as loans receivable (Note 5).

W. P. Carey 6/30/2024 10-Q – 38

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at June 30, 2024 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
Apotex Pharmaceutical Holdings Inc. (a)	Pharmaceutical R&D and manufacturing properties in the Greater Toronto Area leased to generic drug manufacturer	11	$32,473	2.5%	18.7
Metro Cash & Carry Italia S.p.A. (b)	Business-to-business retail stores in Italy leased to cash and carry wholesaler	19	27,838	2.1%	4.3
Extra Space Storage, Inc.	Net lease self-storage properties in the U.S. leased to publicly traded self-storage REIT	27	25,808	2.0%	19.8
Hellweg Die Profi-Baumärkte GmbH & Co. KG (b) (c)	Retail properties in Germany leased to German DIY retailer	35	25,302	2.0%	19.7
ABC Technologies Holdings Inc. (a) (d)	Automotive parts manufacturing properties in the U.S., Canada and Mexico leased to OEM supplier	23	24,978	1.9%	18.8
Fortenova Grupa d.d. (b)	Grocery stores and warehouses in Croatia leased to European food retailer	19	24,587	1.9%	9.8
OBI Group (b)	Retail properties in Poland leased to German DIY retailer	26	24,421	1.9%	6.9
Nord Anglia Education, Inc.	K-12 private schools in Orlando, Miami and Houston leased to international day and boarding school operator	3	22,963	1.8%	19.2
Fedrigoni S.p.A (b)	Industrial and warehouse facilities in Germany, Italy and Spain leased to global manufacturer of premium packaging and labels	16	22,695	1.8%	19.4
Eroski Sociedad Cooperativa (b)	Grocery stores and warehouses in Spain leased to Spanish food retailer	63	21,140	1.6%	11.7
		242	$252,205	19.5%	14.9
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
W. P. Carey 6/30/2024 10-Q – 39

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
Midwest
Illinois	$62,230	4.8%	9,892	5.8%
Ohio	40,595	3.1%	8,275	4.9%
Indiana	31,556	2.4%	5,516	3.2%
Michigan	25,262	2.0%	4,423	2.6%
Wisconsin	15,423	1.2%	2,904	1.7%
Other (b)	47,983	3.7%	7,127	4.2%
Total Midwest	223,049	17.2%	38,137	22.4%
South
Texas	79,957	6.2%	10,426	6.1%
Florida	36,711	2.8%	3,134	1.8%
Georgia	25,413	2.0%	4,067	2.4%
Tennessee	23,900	1.9%	3,864	2.3%
Alabama	22,549	1.7%	3,394	2.0%
Other (b)	15,880	1.2%	2,300	1.4%
Total South	204,410	15.8%	27,185	16.0%
East
North Carolina	36,998	2.9%	8,226	4.8%
Pennsylvania	31,028	2.4%	3,375	2.0%
New York	20,492	1.6%	2,220	1.3%
South Carolina	19,356	1.5%	4,952	2.9%
Kentucky	18,645	1.4%	3,141	1.8%
Massachusetts	16,248	1.3%	1,188	0.7%
New Jersey	14,364	1.1%	835	0.5%
Other (b)	33,516	2.6%	5,219	3.1%
Total East	190,647	14.8%	29,156	17.1%
West
California	55,782	4.3%	5,669	3.3%
Arizona	20,880	1.6%	2,269	1.4%
Utah	14,755	1.1%	2,021	1.2%
Other (b)	53,350	4.1%	4,925	2.9%
Total West	144,767	11.1%	14,884	8.8%
United States Total	762,873	58.9%	109,362	64.3%
International
Germany	61,629	4.8%	6,323	3.7%
The Netherlands	60,852	4.7%	7,054	4.1%
Poland	59,599	4.6%	8,157	4.8%
Italy	58,750	4.5%	8,183	4.8%
Canada (c)	51,617	4.0%	4,804	2.8%
United Kingdom	47,318	3.7%	4,266	2.5%
Spain	35,172	2.7%	3,073	1.8%
Croatia	25,414	2.0%	2,063	1.2%
Denmark	24,792	1.9%	3,002	1.8%
France	21,913	1.7%	1,679	1.0%
Mexico	13,592	1.1%	2,489	1.5%
Lithuania	13,410	1.0%	1,640	1.0%
Other (d)	57,590	4.4%	8,038	4.7%
International Total	531,648	41.1%	60,771	35.7%
Total	$1,294,521	100.0%	170,133	100.0%

W. P. Carey 6/30/2024 10-Q – 40

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$458,402	35.4%	71,930	42.3%
Warehouse	368,884	28.5%	66,526	39.1%
Retail (e)	276,572	21.4%	21,140	12.4%
Other (f)	190,663	14.7%	10,537	6.2%
Total	$1,294,521	100.0%	170,133	100.0%
__________
(a)Includes square footage for any vacant properties.
(b)Other properties within Midwest include assets in Minnesota, Iowa, Kansas, Missouri, Nebraska, South Dakota, and North Dakota. Other properties within South include assets in Louisiana, Arkansas, Oklahoma, and Mississippi. Other properties within East include assets in Virginia, Connecticut, Maryland, West Virginia, New Hampshire, and Maine. Other properties within West include assets in Oregon, Colorado, Washington, Nevada, Hawaii, Idaho, Montana, Wyoming, and New Mexico.
(c)$48.2 million (93%) of ABR from properties in Canada is denominated in U.S. dollars, with the balance denominated in Canadian dollars.
(d)Includes assets in Belgium, Hungary, Norway, Mauritius, Slovakia, Portugal, the Czech Republic, Austria, Finland, Sweden, Latvia, Japan, and Estonia.
(e)Includes automotive dealerships.
(f)Includes ABR from tenants within the following property types: education facility, specialty, office, self-storage (net lease), laboratory, hotel (net lease), research and development, and land.

W. P. Carey 6/30/2024 10-Q – 41

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$300,723	23.2%	37,095	21.8%
Beverage and Food	108,156	8.4%	14,988	8.8%
Consumer Services	104,498	8.1%	5,735	3.4%
Automotive	98,546	7.6%	15,017	8.8%
Grocery	84,403	6.5%	7,406	4.4%
Healthcare and Pharmaceuticals	72,451	5.6%	6,594	3.9%
Containers, Packaging, and Glass	58,392	4.5%	9,966	5.9%
Capital Equipment	50,463	3.9%	8,858	5.2%
Cargo Transportation	47,322	3.7%	7,723	4.5%
Construction and Building	45,681	3.5%	8,443	5.0%
Durable Consumer Goods	44,461	3.4%	9,715	5.7%
Hotel and Leisure	43,506	3.4%	2,137	1.3%
Non-Durable Consumer Goods	38,630	3.0%	8,000	4.7%
Chemicals, Plastics, and Rubber	33,783	2.6%	6,131	3.6%
High Tech Industries	32,655	2.5%	4,479	2.6%
Business Services	31,566	2.4%	3,415	2.0%
Metals	28,735	2.2%	4,976	2.9%
Wholesale	14,823	1.2%	2,614	1.5%
Telecommunications	14,266	1.1%	1,500	0.9%
Other (b)	41,461	3.2%	5,341	3.1%
Total	$1,294,521	100.0%	170,133	100.0%
__________
(a)Includes automotive dealerships.
(b)Includes ABR from tenants in the following industries: aerospace and defense, insurance, sovereign and public finance, environmental industries, media: advertising, printing, and publishing, oil and gas, consumer transportation, forest products and paper, banking, and electricity. Also includes square footage for vacant properties.

W. P. Carey 6/30/2024 10-Q – 42

Lease Expirations
(in thousands, except percentages, number of leases, and number of tenants)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
Remaining 2024	12	11	$11,499	0.9%	1,826	1.1%
2025	34	16	42,836	3.3%	5,621	3.3%
2026	38	29	59,980	4.6%	8,539	5.0%
2027	43	26	62,471	4.8%	7,149	4.2%
2028	41	25	53,893	4.2%	4,465	2.6%
2029	62	35	76,721	5.9%	9,421	5.5%
2030	33	29	36,978	2.9%	3,964	2.3%
2031	36	20	68,132	5.3%	8,448	5.0%
2032	39	20	41,739	3.2%	5,835	3.4%
2033	29	22	77,795	6.0%	11,791	6.9%
2034	56	25	79,459	6.1%	9,509	5.6%
2035	16	14	30,481	2.4%	5,572	3.3%
2036	44	18	69,813	5.4%	10,827	6.4%
2037	27	15	35,456	2.7%	4,665	2.8%
Thereafter (>2037)	269	116	547,268	42.3%	70,473	41.4%
Vacant	—	—	—	—%	2,028	1.2%
Total	779		$1,294,521	100.0%	170,133	100.0%
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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of June 30, 2024. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties and is presented on a pro rata basis.

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

W. P. Carey 6/30/2024 10-Q – 43

Revenues

The following table presents revenues (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Real Estate Revenues
Lease revenues from:
Existing net-leased properties	$287,066	$288,203	$(1,137)	$574,825	$569,699	$5,126
Recently acquired net-leased properties	35,501	17,788	17,713	66,157	19,689	46,468
Net-leased properties sold, held for sale, derecognized, or reclassified to operating properties	1,537	63,133	(61,596)	5,373	132,072	(126,699)
Total lease revenues (includes reimbursable tenant costs)	324,104	369,124	(45,020)	646,355	721,460	(75,105)
Income from finance leases and loans receivable	14,961	27,311	(12,350)	40,754	48,066	(7,312)
Operating property revenues from:
Existing operating properties	29,477	29,404	73	57,877	57,164	713
Operating properties recently reclassified from net-leased properties or recently acquired	7,804	6,976	828	14,505	10,837	3,668
Operating properties sold, held for sale, or derecognized	1,434	14,296	(12,862)	2,976	23,561	(20,585)
Total operating property revenues	38,715	50,676	(11,961)	75,358	91,562	(16,204)
Other lease-related income	9,149	5,040	4,109	11,304	18,413	(7,109)
Investment Management Revenues
Asset management revenue	1,686	303	1,383	3,579	642	2,937
Other advisory income and reimbursements	1,057	124	933	2,120	225	1,895
	$389,672	$452,578	$(62,906)	$779,470	$880,368	$(100,898)

W. P. Carey 6/30/2024 10-Q – 44

Lease Revenues

“Existing net-leased properties” are those that we acquired or placed into service prior to January 1, 2023 and that were not sold, held for sale, derecognized, or reclassified to operating properties during the periods presented. For the periods presented, there were 1,101 existing net-leased properties.

For the three months ended June 30, 2024 as compared to the same period in 2023, lease revenues from existing net-leased properties decreased due to the following items (in millions):
For the six months ended June 30, 2024 as compared to the same period in 2023, lease revenues from existing net-leased properties decreased due to the following items (in millions):
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

W. P. Carey 6/30/2024 10-Q – 45

“Recently acquired net-leased properties” are those that we acquired or placed into service subsequent to December 31, 2022 and that were not sold or held for sale during the periods presented. Since January 1, 2023, we acquired 22 investments (comprised of 95 properties).

“Net-leased properties sold, held for sale, derecognized, or reclassified to operating properties” include:

•164 net-leased properties disposed of during the six months ended June 30, 2024;
•one net-leased property classified as held for sale at June 30, 2024, which was sold in July 2024 (Note 4, Note 15);
•23 net-leased properties disposed of during the year ended December 31, 2023;
•59 net-leased properties derecognized in connection with the Spin-Off (Note 1); and
•a portfolio of 12 net-leased hotel properties that converted to operating properties in the first quarter of 2023 upon expiration of the master lease with the Marriott Corporation, after which we began recognizing operating property revenues and expenses from these properties (eight of these properties were sold during the third and fourth quarters of 2023 and one property was sold during the second quarter of 2024).

Our dispositions are more fully described in Note 14.

W. P. Carey 6/30/2024 10-Q – 46

Income from Finance Leases and Loans Receivable

For the three and six months ended June 30, 2024 as compared to the same periods in 2023, income from finance leases and loans receivable decreased due to the following items (in millions):
__________
(a)We sold our U-Haul and State of Andalusia portfolios during the first quarter of 2024. Such investments were previously reclassified to net investments in sales-type leases during 2023 (Note 5).
(b)Amount is primarily related to a lease restructuring we entered into with our tenant Hellweg during the first quarter of 2024, which resulted in the reclassification of 13 properties leased to this tenant from direct financing leases to operating leases (Note 5).

W. P. Carey 6/30/2024 10-Q – 47

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

“Operating properties recently reclassified from net-leased properties or recently acquired” include (i) three net-leased hotel properties that converted to operating properties in the first quarter of 2023 (after which we began recognizing operating property revenues and expenses from these properties) and (ii) five self-storage operating properties acquired during 2023.

“Operating properties sold, held for sale, or derecognized” are comprised of (i) nine hotel operating properties disposed of during 2023 and 2024 and (ii) a parking garage attached to a net-leased property that was derecognized in connection with the Spin-Off.

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

Operating Expenses

Depreciation and Amortization

For the three and six months ended June 30, 2024 as compared to the same periods in 2023, depreciation and amortization expense decreased primarily due to the impact of the Spin-Off, the Office Sale Program, and other dispositions, partially offset by the impact of property acquisition activity and certain tenant vacancies (amortization of intangible assets for such properties was accelerated upon vacancy).

Impairment Charges — Real Estate

Our impairment charges on real estate are more fully described in Note 8.

Property Expenses, Excluding Reimbursable Tenant Costs

For the three and six months ended June 30, 2024 as compared to the same periods in 2023, property expenses, excluding reimbursable tenant costs, increased by $8.6 million and $8.0 million, respectively, primarily due to the release of real estate taxes accrued for a cash basis tenant during the prior year periods. The tenant was previously not current on real estate taxes due, and repaid the outstanding amount in the second quarter of 2023.

Stock-Based Compensation Expense

For the six months ended June 30, 2024 as compared to the same period in 2023, stock-based compensation expense increased by $1.0 million, primarily due to changes in the projected payout for PSUs and higher amortization of RSUs.

W. P. Carey 6/30/2024 10-Q – 48

Merger and Other Expenses

For the six months ended June 30, 2024, merger and other expenses are primarily comprised of the write-off of a value added tax receivable that was previously recorded in connection with an international investment.

Other Income and Expenses, and Provision for Income Taxes

Interest Expense

For the three and six months ended June 30, 2024 as compared to the same periods in 2023, interest expense decreased by $10.2 million and $8.7 million, respectively, primarily due to (i) the reduction of our mortgage debt outstanding by prepaying or repaying at or close to maturity a total of $486.7 million of non-recourse mortgage loans with a weighted-average interest rate of 4.9% since January 1, 2023 (Note 10), (ii) the derecognition of non-recourse mortgage loans with an aggregate carrying value totaling $164.7 million in connection with the Spin-Off on November 1, 2023, (iii) lower outstanding balances on our Unsecured Revolving Credit Facility, and (iv) the repayment of our $500 million of 4.6% Senior Notes on April 1, 2024, partially offset by our Unsecured Term Loan due 2026 that we entered into in April 2023 (Note 10).

The following table presents certain information about our outstanding debt (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Average outstanding debt balance	$7,844,471	$8,633,387	$7,888,323	$8,412,813
Weighted-average interest rate	3.1%	3.2%	3.1%	3.1%

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

The following table presents non-operating income (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Non-Operating Income
Interest income on our cash deposits (a)	$5,891	$762	$5,129	$15,247	$1,283	$13,964
Realized gains on foreign currency collars (Note 9)	3,324	3,747	(423)	6,441	7,852	(1,411)
Cash dividends from our investment in Lineage (Note 8)	—	—	—	3,032	—	3,032
	$9,215	$4,509	$4,706	$24,720	$9,135	$15,585
__________
(a)Increases for the three and six months ended June 30, 2024 as compared to the same periods in 2023 are due to higher cash deposit balances as a result of proceeds from issuances of Senior Unsecured Notes (Note 10), the Spin-Off, the Office Sale Program, and other dispositions.

W. P. Carey 6/30/2024 10-Q – 49

Earnings from Equity Method Investments

Our equity method investments are more fully described in Note 7. The following table presents earnings from equity method investments (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Earnings from Equity Method Investments
Earnings from Las Vegas Retail Complex (a)	$5,234	$2,576	$2,658	$8,329	$5,868	$2,461
Earnings from Johnson Self Storage	1,213	1,119	94	2,349	2,224	125
Earnings from Harmon Retail Center	213	210	3	429	426	3
Earnings from Kesko Senukai (b)	(24)	450	(474)	393	1,073	(680)
	$6,636	$4,355	$2,281	$11,500	$9,591	$1,909
__________
(a)Increase is due to funding of this construction loan since January 1, 2023, which has an interest rate of 6.0%.
(b)Decrease is due to higher interest expense as a result of refinancing the non-recourse mortgage loan encumbering the properties during the second quarter of 2024.

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on (i) foreign currency exchange rate movements, (ii) extinguishment of debt, and (iii) the mark-to-market fair value of equity securities, as well as changes in the allowance for credit losses on finance receivables. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation. Certain of our foreign currency-denominated unsecured debt instruments were designated as net investment hedges during the three and six months ended June 30, 2024 and 2023. Therefore, no gains and losses on foreign currency exchange rate movements were recognized on the remeasurement of such instruments during those periods (Note 9).

The following table presents other gains and (losses) (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Other Gains and (Losses)
Net realized and unrealized gains (losses) on foreign currency exchange rate movements (a)	$1,369	$(1,102)	$2,471	$262	$1,379	$(1,117)
Change in allowance for credit losses on finance receivables (Note 5)	1,094	209	885	5,097	3,629	1,468
Gain (loss) on extinguishment of debt	37	(91)	128	(58)	2,662	(2,720)
Gain on repayment of secured loan receivable (b)	—	—	—	10,650	—	10,650
Other	4	(382)	386	392	(936)	1,328
	$2,504	$(1,366)	$3,870	$16,343	$6,734	$9,609
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
(b)We acquired a secured loan receivable with a fair value of $13.3 million in our merger with a former affiliate, Corporate Property Associates 17 – Global Incorporated, in October 2018, for which the outstanding principal of $24.0 million was fully repaid to us in March 2024 (Note 5). Therefore, we recorded a $10.7 million gain on repayment of this secured loan receivable during the six months ended June 30, 2024.

W. P. Carey 6/30/2024 10-Q – 50

Provision for Income Taxes

For the three and six months ended June 30, 2024 as compared to the same periods in 2023, provision for income taxes decreased by $3.9 million and $10.4 million, primarily due to (i) the impact of international office property dispositions and (ii) the release of deferred tax assets in connection with the tax restructuring of certain international properties during the six months ended June 30, 2023.

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

Operating Activities — Net cash provided by operating activities increased by $726.3 million during the six months ended June 30, 2024 as compared to the same period in 2023, primarily due to $807.1 million of proceeds received from the sales of net investments in sales-types leases during the current year period (Note 5), partially offset by the impact of the Spin-Off and Office Sale Program (Note 1).

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

W. P. Carey 6/30/2024 10-Q – 51

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	June 30, 2024	December 31, 2023
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$6,519,887	$6,035,686
Unsecured Term Loans subject to interest rate swaps (a)	532,592	549,109
Non-recourse mortgages (a) (b)	439,752	513,863
	7,492,231	7,098,658
Variable rate:
Unsecured Term Loans (a)	567,764	576,455
Unsecured Revolving Credit Facility	15,005	403,785
Non-recourse mortgages (a)	27,448	65,284
	610,217	1,045,524
	$8,102,448	$8,144,182

Percent of Total Debt
Fixed rate	92%	87%
Variable rate	8%	13%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.1%	2.9%
Variable rate (c)	5.3%	5.1%
Total debt	3.2%	3.2%

__________
(a)Aggregate debt balance includes unamortized discount, net, totaling $35.6 million and $31.8 million as of June 30, 2024 and December 31, 2023, respectively, and unamortized deferred financing costs totaling $28.5 million and $21.5 million as of June 30, 2024 and December 31, 2023, respectively.
(b)Includes non-recourse mortgages subject to variable-to-fixed interest rate swaps totaling $68.4 million and $45.0 million as of June 30, 2024 and December 31, 2023, respectively.
(c)The impact of our interest rate caps is reflected in the weighted-average interest rates.

Cash Resources

At June 30, 2024, our cash resources consisted of the following:

•cash and cash equivalents totaling $1.1 billion. Of this amount, $598.9 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•funds totaling $106.9 million that are held by an intermediary and have been designated for future 1031 Exchange transactions (Note 2);
•our Unsecured Revolving Credit Facility, with available capacity of approximately $2.0 billion (net of amounts reserved for standby letters of credit totaling $5.8 million); and
•unleveraged properties that had an aggregate asset carrying value of approximately $13.0 billion at June 30, 2024, although there can be no assurance that we would be able to obtain financing for these properties.

We may also access the capital markets through additional debt (denominated in both U.S. dollars and euros) and equity offerings, as well as term loans and other bank debt.

W. P. Carey 6/30/2024 10-Q – 52

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements and Liquidity

As of June 30, 2024, we had (i) $1.1 billion of cash and cash equivalents, (ii) $106.9 million of funds that are held by an intermediary and have been designated for future 1031 Exchange transactions (Note 2), and (iii) approximately $2.0 billion of available capacity under our Unsecured Revolving Credit Facility (net of amounts reserved for standby letters of credit totaling $5.8 million). As of June 30, 2024, scheduled debt principal payments total $603.0 million during the remainder of 2024 (including €500 million of senior notes that were repaid in July 2024 (Note 15)) and $707.3 million during 2025 (Note 10).

During the next 12 months following June 30, 2024 and thereafter, we expect that our significant cash requirements will include:

•paying dividends to our stockholders;
•funding acquisitions of new investments (Note 4);
•funding future capital commitments (Note 4) and tenant improvement allowances;
•making scheduled principal and balloon payments on our debt obligations, including (i) €500 million of senior notes that were repaid in July 2024 (Note 15) and (ii) $450 million of senior notes due in February 2025 (Note 10);
•making scheduled interest payments on our debt obligations (future interest payments total $1.2 billion, with $242.9 million due during the next 12 months; interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at June 30, 2024); and
•other normal recurring operating expenses.

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

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at June 30, 2024.

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

W. P. Carey 6/30/2024 10-Q – 53

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

W. P. Carey 6/30/2024 10-Q – 54

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to W. P. Carey	$142,895	$144,620	$302,118	$439,000
Adjustments:
Depreciation and amortization of real property	136,840	142,932	254,953	298,800
Gain on sale of real estate, net (a)	(39,363)	(1,808)	(54,808)	(179,557)
Impairment charges — real estate	15,752	—	15,752	—
Proportionate share of adjustments to earnings from equity method investments (b)	3,015	2,883	5,964	5,489
Proportionate share of adjustments for noncontrolling interests (c)	(101)	(268)	(204)	(567)
Total adjustments	116,143	143,739	221,657	124,165
FFO (as defined by NAREIT) attributable to W. P. Carey	259,038	288,359	523,775	563,165
Adjustments:
Straight-line and other leasing and financing adjustments	(15,310)	(19,086)	(34,863)	(34,136)
Stock-based compensation	8,903	8,995	17,759	16,761
Above- and below-market rent intangible lease amortization, net	5,766	8,824	9,834	19,685
Amortization of deferred financing costs	4,555	5,904	9,143	10,844
Other (gains) and losses (d)	(2,504)	1,366	(16,343)	(6,734)
Tax (benefit) expense — deferred and other	(1,392)	(2,723)	(2,765)	1,643
Other amortization and non-cash items	580	527	1,159	999
Merger and other expenses (e)	206	1,419	4,658	1,443
Proportionate share of adjustments to earnings from equity method investments (b)	(2,646)	(255)	(3,165)	(1,181)
Proportionate share of adjustments for noncontrolling interests (c)	(97)	(24)	(201)	36
Total adjustments	(1,939)	4,947	(14,784)	9,360
AFFO attributable to W. P. Carey	$257,099	$293,306	$508,991	$572,525

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$259,038	$288,359	$523,775	$563,165
AFFO attributable to W. P. Carey	$257,099	$293,306	$508,991	$572,525
__________
(a)Amount for the six months ended June 30, 2023 includes a gain on sale of real estate of $176.2 million recognized upon the reclassification of a portfolio of 78 net-lease self-storage properties to net investments in sales-type leases. This portfolio was sold in the first quarter of 2024 (Note 5).
(b)Equity income, including amounts that are not typically recognized for FFO and AFFO, is recognized within Earnings from equity method investments on the consolidated statements of income. This represents adjustments to equity income to reflect FFO and AFFO on a pro rata basis.
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
(e)Amount for the six months ended June 30, 2024 is primarily comprised of the write-off of a value added tax receivable that was previously recorded in connection with an international investment.

W. P. Carey 6/30/2024 10-Q – 55

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

Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2024 (in thousands):

	2024 (Remainder)	2025	2026	2027	2028	Thereafter	Total	Fair Value
Fixed-rate debt (a) (b)	$602,952	$679,846	$1,510,520	$537,595	$585,239	$3,636,308	$7,552,460	$6,993,934
Variable-rate debt (a)	$—	$27,448	$—	$—	$571,653	$15,005	$614,106	$643,922
__________
(a)Amounts are based on the exchange rate at June 30, 2024, as applicable.
(b)Amounts include non-recourse mortgages and unsecured term loans subject to variable-to-fixed interest rate swaps. Amounts are primarily comprised of principal payments for our Senior Unsecured Notes (Note 10). In July 2024, we repaid our €500 million of 2.25% Senior Notes due 2024 at maturity (Note 15).

The estimated fair value of our fixed-rate debt and our variable-rate debt is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at June 30, 2024 would increase or decrease by $3.4 million for our British pound sterling-denominated debt, by $2.6 million for our euro-denominated debt, and by $0.2 million for our Japanese yen-denominated debt, for each respective 1% change in annual interest rates.

W. P. Carey 6/30/2024 10-Q – 56

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Canadian dollar, the Japanese yen, and certain other currencies which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed several offerings of euro-denominated senior notes, and have borrowed under our Senior Unsecured Credit Facility and Unsecured Term Loan due 2026 in foreign currencies, including the euro, British pound sterling, and Japanese yen (Note 10). Volatile market conditions arising from certain macroeconomic factors may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, British pound sterling, or Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at June 30, 2024 of $2.2 million, $0.3 million, and less than $0.1 million, respectively, excluding the impact of our derivative instruments.

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

W. P. Carey 6/30/2024 10-Q – 57

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2024 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 6/30/2024 10-Q – 58

PART II — OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
4.1	Ninth Supplemental Indenture dated as of May 16, 2024, by and between W. P. Carey Inc., as issuer, and U.S. Bank Trust Company, National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed May 16, 2024

4.2	Form of Note representing €650 Million Aggregate Principal Amount of 4.250% Senior Notes due 2032	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 16, 2024

4.3	Tenth Supplemental Indenture dated June 28, 2024, by and between W. P. Carey Inc., as issuer, and U.S. Bank Trust Company, National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed June 28, 2024

4.4	Form of Note representing $400 Million Aggregate Principal Amount of 5.375% Senior Notes due 2032	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed June 28, 2024

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

W. P. Carey 6/30/2024 10-Q – 59

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.

Date:	July 31, 2024	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	July 31, 2024	By:	/s/ Brian Zander
Brian Zander
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 6/30/2024 10-Q – 60