Form 10-Q
period 2024-09-30
W. P. Carey Inc.
filed 2024-10-30
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 218,847,504 shares of common stock, $0.001 par value, outstanding at October 25, 2024.

W. P. Carey 9/30/2024 10-Q – 1

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

W. P. Carey 9/30/2024 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Investments in real estate:
Land, buildings and improvements — net lease and other	$12,745,926	$12,095,458
Land, buildings and improvements — operating properties	1,204,351	1,256,249
Net investments in finance leases and loans receivable	657,054	1,514,923
In-place lease intangible assets and other	2,287,824	2,308,853
Above-market rent intangible assets	682,345	706,773
Investments in real estate	17,577,500	17,882,256
Accumulated depreciation and amortization	(3,195,204)	(3,005,479)
Assets held for sale, net	29,785	37,122
Net investments in real estate	14,412,081	14,913,899
Equity method investments	299,465	354,261
Cash and cash equivalents	818,194	633,860
Other assets, net	1,122,571	1,096,474
Goodwill	979,265	978,289
Total assets (a)	$17,631,576	$17,976,783
Liabilities and Equity
Debt:
Senior unsecured notes, net	$6,134,810	$6,035,686
Unsecured term loans, net	1,156,442	1,125,564
Unsecured revolving credit facility	229,607	403,785
Non-recourse mortgages, net	451,962	579,147
Debt, net	7,972,821	8,144,182
Accounts payable, accrued expenses and other liabilities	590,347	615,750
Below-market rent intangible liabilities, net	125,934	136,872
Deferred income taxes	160,503	180,650
Dividends payable	196,025	192,332
Total liabilities (a)	9,045,630	9,269,786
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 218,847,015 and 218,671,874 shares, respectively, issued and outstanding	219	219
Additional paid-in capital	11,795,514	11,784,461
Distributions in excess of accumulated earnings	(3,056,708)	(2,891,424)
Deferred compensation obligation	78,420	62,046
Accumulated other comprehensive loss	(237,987)	(254,867)
Total stockholders’ equity	8,579,458	8,700,435
Noncontrolling interests	6,488	6,562
Total equity	8,585,946	8,706,997
Total liabilities and equity	$17,631,576	$17,976,783
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.
W. P. Carey 9/30/2024 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Real Estate:
Lease revenues	$334,039	$369,159	$980,394	$1,090,619
Income from finance leases and loans receivable	15,712	27,575	56,466	75,641
Operating property revenues	37,323	49,218	112,681	140,780
Other lease-related income	7,701	2,310	19,005	20,723
	394,775	448,262	1,168,546	1,327,763
Investment Management:
Asset management revenue	1,557	194	5,136	836
Other advisory income and reimbursements	1,051	97	3,171	322
	2,608	291	8,307	1,158
	397,383	448,553	1,176,853	1,328,921
Operating Expenses
Depreciation and amortization	115,705	144,771	371,954	444,728
General and administrative	22,679	23,355	74,715	74,816
Operating property expenses	17,765	26,570	54,280	74,738
Stock-based compensation expense	13,468	9,050	31,227	25,811
Reimbursable tenant costs	13,337	20,498	40,314	62,997
Property expenses, excluding reimbursable tenant costs	10,993	13,021	37,097	31,164
Merger and other expenses	283	4,152	4,941	5,595
Impairment charges — real estate	—	15,173	15,752	15,173
	194,230	256,590	630,280	735,022
Other Income and Expenses
Other gains and (losses)	(77,107)	2,859	(60,764)	9,593
Interest expense	(72,526)	(76,974)	(206,484)	(219,658)
Gain on change in control of interests	31,849	—	31,849	—
Gain on sale of real estate, net	15,534	2,401	70,342	181,958
Non-operating income	13,669	4,862	38,389	13,997
Earnings from equity method investments	6,124	4,978	17,624	14,569
	(82,457)	(61,874)	(109,044)	459
Income before income taxes	120,696	130,089	437,529	594,358
Provision for income taxes	(9,044)	(5,090)	(23,937)	(30,338)
Net Income	111,652	124,999	413,592	564,020
Net loss attributable to noncontrolling interests	46	41	224	20
Net Income Attributable to W. P. Carey	$111,698	$125,040	$413,816	$564,040

Basic Earnings Per Share	$0.51	$0.58	$1.88	$2.64
Diluted Earnings Per Share	$0.51	$0.58	$1.88	$2.63
Weighted-Average Shares Outstanding
Basic	220,221,366	215,097,114	220,149,886	214,052,907
Diluted	220,404,149	215,252,969	220,425,244	214,427,425

See Notes to Consolidated Financial Statements.
W. P. Carey 9/30/2024 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income	$111,652	$124,999	$413,592	$564,020
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	28,630	(8,844)	24,268	7,092
Unrealized (loss) gain on derivative instruments	(13,742)	6,816	(7,429)	(5,384)
	14,888	(2,028)	16,839	1,708
Comprehensive Income	126,540	122,971	430,431	565,728

Amounts Attributable to Noncontrolling Interests
Net loss	46	41	224	20
Foreign currency translation adjustments	(235)	139	41	252
Comprehensive (income) loss attributable to noncontrolling interests	(189)	180	265	272
Comprehensive Income Attributable to W. P. Carey	$126,351	$123,151	$430,696	$566,000

See Notes to Consolidated Financial Statements.
W. P. Carey 9/30/2024 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at July 1, 2024	218,831,869	$219	$11,782,157	$(2,975,236)	$78,379	$(252,640)	$8,632,879	$6,620	$8,639,499
Shares issued upon delivery of vested restricted share awards	15,146	—	(84)				(84)		(84)
Amortization of stock-based compensation expense			13,468				13,468		13,468
Deferral of vested shares, net			(27)		27		—		—
Dividends declared ($0.875 per share)				(193,170)	14		(193,156)		(193,156)
Net income				111,698			111,698	(46)	111,652
Distributions to noncontrolling interests							—	(321)	(321)
Other comprehensive income:
Foreign currency translation adjustments						28,395	28,395	235	28,630
Unrealized loss on derivative instruments						(13,742)	(13,742)		(13,742)
Balance at September 30, 2024	218,847,015	$219	$11,795,514	$(3,056,708)	$78,420	$(237,987)	$8,579,458	$6,488	$8,585,946

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at July 1, 2023	213,901,170	$214	$11,959,060	$(2,510,816)	$62,046	$(279,931)	$9,230,573	$16,359	$9,246,932
Shares issued upon delivery of vested restricted share awards	24,647	—	(61)				(61)		(61)
Amortization of stock-based compensation expense			9,050				9,050		9,050
Acquisition of noncontrolling interest			2,510				2,510	(2,510)	—
Dividends declared ($1.071 per share)				(230,862)			(230,862)		(230,862)
Net income				125,040			125,040	(41)	124,999
Distributions to noncontrolling interests							—	(2,779)	(2,779)
Other comprehensive loss:
Foreign currency translation adjustments						(8,705)	(8,705)	(139)	(8,844)
Unrealized gain on derivative instruments						6,816	6,816		6,816
Balance at September 30, 2023	213,925,817	$214	$11,970,559	$(2,616,638)	$62,046	$(281,820)	$9,134,361	$10,890	$9,145,251
(Continued)

W. P. Carey 9/30/2024 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2024	218,671,874	$219	$11,784,461	$(2,891,424)	$62,046	$(254,867)	$8,700,435	$6,562	$8,706,997
Shares issued upon delivery of vested restricted share awards	171,216	—	(6,949)				(6,949)		(6,949)
Shares issued upon purchases under employee share purchase plan	3,925	—	198				198		198
Amortization of stock-based compensation expense			31,227				31,227		31,227
Deferral of vested shares, net			(14,472)		14,472		—		—
Dividends declared ($2.610 per share)			1,049	(579,100)	1,902		(576,149)		(576,149)
Net income				413,816			413,816	(224)	413,592
Contributions from noncontrolling interests							—	622	622
Distributions to noncontrolling interests							—	(431)	(431)
Other comprehensive income:
Foreign currency translation adjustments						24,309	24,309	(41)	24,268
Unrealized loss on derivative instruments						(7,429)	(7,429)		(7,429)
Balance at September 30, 2024	218,847,015	$219	$11,795,514	$(3,056,708)	$78,420	$(237,987)	$8,579,458	$6,488	$8,585,946

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2023	210,620,949	$211	$11,706,836	$(2,486,633)	$57,012	$(283,780)	$8,993,646	$14,998	$9,008,644
Shares issued under forward equity, net	3,081,867	3	249,860				249,863		249,863
Shares issued upon delivery of vested restricted share awards	218,266	—	(13,679)				(13,679)		(13,679)
Shares issued upon purchases under employee share purchase plan	4,735	—	294				294		294
Amortization of stock-based compensation expense			25,811				25,811		25,811
Deferral of vested shares, net			(4,521)		4,521		—		—
Acquisition of noncontrolling interest			3,663				3,663	(3,663)	—
Dividends declared ($3.207 per share)			2,295	(694,045)	513		(691,237)		(691,237)
Net income				564,040			564,040	(20)	564,020
Contributions from noncontrolling interests							—	2,886	2,886
Distributions to noncontrolling interests							—	(3,059)	(3,059)
Other comprehensive income:
Foreign currency translation adjustments						7,344	7,344	(252)	7,092
Unrealized loss on derivative instruments						(5,384)	(5,384)		(5,384)
Balance at September 30, 2023	213,925,817	$214	$11,970,559	$(2,616,638)	$62,046	$(281,820)	$9,134,361	$10,890	$9,145,251
See Notes to Consolidated Financial Statements.
W. P. Carey 9/30/2024 10-Q – 7

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows — Operating Activities
Net income	$413,592	$564,020
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	386,343	459,830
Gain on sale of real estate, net	(70,342)	(181,958)
Net realized and unrealized losses (gains) on equity securities, extinguishment of debt, foreign currency exchange rate movements, and other	60,692	(1,837)
Straight-line rent adjustments	(57,656)	(55,671)
Gain on change in control of interests	(31,849)	—
Stock-based compensation expense	31,227	25,811
Earnings from equity method investments	(17,624)	(14,569)
Distributions of earnings from equity method investments	16,821	15,107
Impairment charges — real estate	15,752	15,173
Amortization of rent-related intangibles and deferred rental revenue	14,221	27,694
Increase (decrease) in allowance for credit losses	10,798	(6,113)
Gain on repayment of secured loan receivable	(10,650)	—
Deferred income tax benefit	(4,341)	(2,706)
Proceeds from sales of net investments in sales-type leases	806,981	—
Net changes in other operating assets and liabilities	(27,200)	(32,094)
Net Cash Provided by Operating Activities	1,536,765	812,687
Cash Flows — Investing Activities
Purchases of real estate	(576,716)	(908,271)
Proceeds from sales of real estate	287,565	187,678
Investments in loans receivable	(83,816)	—
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(71,020)	(90,149)
Value added taxes paid in connection with acquisition of real estate	(36,516)	(7,108)
Proceeds from repayment of loans receivable	24,000	28,000
Value added taxes refunded in connection with acquisition of real estate	18,270	12,490
Other investing activities, net	15,269	(10,369)
Capital contributions to equity method investments	(9,126)	(36,595)
(Release) receipt of tenant-funded escrow for investing activities	(4,959)	21,717
Return of capital from equity method investments	1,027	10,081
Net Cash Used in Investing Activities	(436,022)	(792,526)
Cash Flows — Financing Activities
Repayments of Unsecured Revolving Credit Facility	(1,311,889)	(1,977,451)
Proceeds from Unsecured Revolving Credit Facility	1,138,577	2,217,896
Proceeds from issuance of Senior Unsecured Notes	1,098,314	—
Repayment of Senior Unsecured Notes	(1,044,500)	—
Dividends paid	(572,456)	(686,163)
Payments of mortgage principal	(190,213)	(350,416)
Other financing activities, net	(15,818)	(558)
Payment of financing costs	(9,754)	(14,696)
Payments for withholding taxes upon delivery of equity-based awards	(6,950)	(13,679)
Contributions from noncontrolling interests	622	2,886
Distributions to noncontrolling interests	(431)	(3,059)
Proceeds from term loans	—	546,014
Proceeds from shares issued under forward equity, net of selling costs	—	249,806
Net Cash Used in Financing Activities	(914,498)	(29,420)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	913	(958)
Net increase (decrease) in cash and cash equivalents and restricted cash	187,158	(10,217)
Cash and cash equivalents and restricted cash, beginning of period	691,971	224,141
Cash and cash equivalents and restricted cash, end of period	$879,129	$213,924
See Notes to Consolidated Financial Statements.
W. P. Carey 9/30/2024 10-Q – 8

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

On November 1, 2023, we completed the Spin-Off, contributing 59 office properties to NLOP. Following the closing of the Spin-Off, NLOP operates as a separate publicly-traded REIT, which we externally manage pursuant to certain advisory agreements. Through the date of this Report, we have disposed of 85 of the office properties subject to the Office Sale Program (Note 14). The final property is under a binding contract for sale scheduled to close in December 2024, which will complete the Office Sale Program.

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

Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Northern and Western Europe, which are leased to companies on a triple-net lease basis. At September 30, 2024, our portfolio was comprised of our full or partial ownership interests in 1,430 properties, totaling approximately 172 million square feet, substantially all of which were net leased to 346 tenants, with a weighted-average lease term of 12.2 years and an occupancy rate of 98.8%. In addition, at September 30, 2024, our portfolio was comprised of full or partial ownership interests in 84 operating properties, including 78 self-storage properties, four hotels, and two student housing properties, totaling approximately 6.4 million square feet.

W. P. Carey 9/30/2024 10-Q – 9

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

During the nine months ended September 30, 2024, we had a net decrease of 12 entities classified as VIEs, primarily related to the completion of certain tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchange”), dispositions, and the purchase of the remaining controlling interest in a jointly owned investment (Note 7).

At September 30, 2024 and December 31, 2023, we considered nine and 21 entities, respectively, to be VIEs, of which we consolidated five and 15, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	September 30, 2024	December 31, 2023
Land, buildings and improvements — net lease and other	$117,121	$237,858
Land, buildings and improvements — operating properties	—	39,422
Net investments in finance leases and loans receivable	144,103	595,524
In-place lease intangible assets and other	9,244	40,650
Above-market rent intangible assets	3,923	6,828
Accumulated depreciation and amortization	(18,039)	(23,580)
Total assets	260,652	947,509

Non-recourse mortgages, net	$51,583	$59,715
Below-market rent intangible liabilities, net	28	32
Total liabilities	67,746	101,047

W. P. Carey 9/30/2024 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)
At September 30, 2024 and December 31, 2023, our four and six unconsolidated VIEs, respectively, included our interests in (i) two unconsolidated real estate investments, which we account for under the equity method of accounting (we do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities), and (ii) two unconsolidated investments in equity securities, which we accounted for as investments in shares of the entities at fair value. In addition, at December 31, 2023, we had a variable interest in NLOP, which we also deemed a VIE, due to our guarantee of a non-recourse mortgage loan with approximately $19.0 million principal balance outstanding as of December 31, 2023 encumbering a property that was derecognized in the Spin-Off (Note 1). This non-recourse mortgage loan was repaid by NLOP during the first quarter of 2024 and as a result, NLOP is not deemed a VIE as of September 30, 2024. As of September 30, 2024, and December 31, 2023, the net carrying amount of our investments in these entities was $631.5 million and $729.8 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

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

Revenue Recognition

There have been no significant changes in our policies for revenue from contracts under Accounting Standards Codification (“ASC”) 606 from what was disclosed in the 2023 Annual Report. ASC 606 does not apply to our lease revenues, which constitute a majority of our revenues, but primarily applies to (i) revenues generated from our hotel operating properties and (ii) investment management revenues. Revenue from contracts primarily represented hotel operating property revenues of $11.6 million and $23.2 million for the three months ended September 30, 2024 and 2023, respectively, and $34.1 million and $63.3 million for the nine months ended September 30, 2024 and 2023, respectively, generated from 13 hotels located in the United States (12 of which were reclassified from net leases to operating properties in the first quarter of 2023; eight of these properties were sold during 2023 and one was sold during the second quarter of 2024). Investment management revenue from contracts under ASC 606 is discussed in Note 3.

Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$818,194	$633,860
Restricted cash (a)	60,935	58,111
Total cash and cash equivalents and restricted cash	$879,129	$691,971
__________
(a)Restricted cash is included within Other assets, net on our consolidated balance sheets. The amount as of September 30, 2024 includes $27.0 million of proceeds from certain dispositions, which are held by an intermediary and have been designated for future 1031 Exchange transactions.

Note 3. Agreements and Transactions with Related Parties

Advisory Agreements and Partnership Agreements with NLOP and CESH

We currently have advisory arrangements with NLOP and Carey European Student Housing Fund I, L.P. (“CESH”), pursuant to which we earn fees and are entitled to receive reimbursement for certain administrative expenses.

W. P. Carey 9/30/2024 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)
The following tables present a summary of revenue earned and reimbursable costs received/accrued from NLOP and CESH for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Asset management revenue (a) (b)	$1,557	$194	$5,136	$836
Administrative reimbursements (a) (c)	1,000	—	3,000	—
Reimbursable costs from affiliates (a) (c)	51	97	171	322
	$2,608	$291	$8,307	$1,158

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NLOP	$2,465	$—	$7,868	$—
CESH	143	291	439	1,158
	$2,608	$291	$8,307	$1,158
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

The following table presents a summary of amounts due from affiliates, which are included within Other assets, net in the consolidated financial statements (in thousands):

	September 30, 2024	December 31, 2023
Asset management fees receivable	$664	$1,349
Accounts receivable	458	768
Reimbursable costs	45	59
	$1,167	$2,176

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

W. P. Carey 9/30/2024 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)
Other Transactions with Affiliates and Related Parties

Other

At September 30, 2024, we owned interests in seven jointly owned investments in real estate, with the remaining interests held by third parties. We consolidate four such investments and account for the remaining three investments under the equity method of accounting (Note 7). In addition, we owned limited partnership units of CESH at that date. We elected to account for our investment in CESH under the fair value option (Note 7).

Note 4. Land, Buildings and Improvements, and Assets Held for Sale

Land, Buildings and Improvements — Net Lease and Other

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
Land	$2,371,452	$2,248,300
Buildings and improvements	10,305,779	9,801,596
Real estate under construction	68,695	45,562
Less: Accumulated depreciation	(1,673,843)	(1,509,730)
	$11,072,083	$10,585,728

During the nine months ended September 30, 2024, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro increased by 1.3% to $1.1196 from $1.1050. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements — net lease and other increased by $65.9 million from December 31, 2023 to September 30, 2024.

On September 1, 2024, we entered into net lease agreements for certain self-storage properties previously classified as operating properties. As a result, in September 2024, we reclassified three consolidated self-storage properties with an aggregate carrying value of $46.1 million from Land, buildings and improvements — operating properties to Land, buildings and improvements — net lease and other. Effective as of that time, we began recognizing lease revenues from these properties, whereas previously we recognized operating property revenues and expenses from these properties. In addition, in connection with the net lease agreements described above, in September 2024, we reclassified nine self-storage properties from Equity method investments and recorded $84.4 million in Land, buildings and improvements — net lease and other. Effective as of that time, we began recognizing lease revenues from these properties (Note 7).

In connection with changes in lease classifications due to (i) extensions of the underlying leases, (ii) entering into a new lease, or (iii) lease expirations, we reclassified 16 properties with an aggregate carrying value of $117.5 million from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other during the nine months ended September 30, 2024 (Note 5).

During the nine months ended September 30, 2024, we reclassified two properties classified as Land, buildings and improvements — net lease and other to Net investments in finance leases and loans receivable since we entered into an agreement to sell the properties to the tenant. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $6.8 million from December 31, 2023 to September 30, 2024 (Note 5).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $74.8 million and $80.9 million for the three months ended September 30, 2024 and 2023, respectively, and $219.0 million and $251.9 million for the nine months ended September 30, 2024 and 2023, respectively.

W. P. Carey 9/30/2024 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)
Acquisitions of Real Estate

During the nine months ended September 30, 2024, we entered into the following investments, which were deemed to be real estate asset acquisitions (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs
Doncaster, United Kingdom (a)	2	1/9/2024	Retail	$30,055
Various, Italy (a)	5	1/30/2024	Industrial, Warehouse	148,130
Laval, Canada (a)	1	3/26/2024	Industrial	2,604
Commercial Point, Ohio	1	4/5/2024	Warehouse	94,220
Tucson, Arizona	1	5/13/2024	Warehouse	38,784
Portfolio Acquisition:
Various, United States	5	5/15/2024	Industrial, Warehouse	44,400
Various, United States	4	5/15/2024	Industrial	23,330
Sylacauga, Alabama	1	5/15/2024	Industrial	5,852
Moxee, Washington and La Porte, Indiana (b)	2	6/26/2024	Industrial	37,019
Various, North Carolina (b)	3	7/23/2024	Industrial, Retail	18,260
Neenah, Wisconsin (b)	1	7/23/2024	Industrial	19,868
Alexandria, Canada (a) (b)	1	8/6/2024	Warehouse	26,030
Tillsonburg and Oldcastle, Canada (b)	2	8/6/2024	Industrial	15,919
Portfolio Total	19			190,678
Mesa and Laveen, Arizona	2	6/3/2024	Retail	26,964
Various, Poland (a)	123	7/25/2024; 9/18/2024	Retail	31,508
Las Vegas, Nevada	1	8/2/2024	Retail	12,471
West Des Moines, Iowa	1	8/9/2024	Retail	21,063
	156			$596,477
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.
(b)In connection with these acquisitions, we assumed non-recourse mortgage loans encumbering the properties with an outstanding principal balance totaling $66.0 million (Note 10).

The aggregate purchase price allocation for investments disclosed above is as follows (dollars in thousands):

Total Capitalized Costs
Land	$96,287
Buildings and improvements	412,069
Intangible assets and liabilities:
In-place lease (weighted-average expected life of 15.4 years)	84,298
Below-market rent (expected life of 12.8 years)	(408)
Right-of-use assets:
Land lease right-of-use assets	4,346
Debt discount and deferred financing costs on non-recourse mortgage loans assumed	4,231
Operating lease liabilities	(4,346)
$596,477

W. P. Carey 9/30/2024 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)
Real Estate Under Construction — Net Lease and Operating Properties

During the nine months ended September 30, 2024, we capitalized real estate under construction totaling $55.2 million. The number of construction projects in progress with balances included in real estate under construction was three and 11 as of September 30, 2024 and December 31, 2023, respectively. Aggregate unfunded commitments totaled approximately $80.6 million and $71.8 million as of September 30, 2024 and December 31, 2023, respectively.

During the nine months ended September 30, 2024, we completed the following construction projects (dollars in thousands):

Property Location(s)	Primary Transaction Type	Number of Properties	Date of Completion	Property Type	Total Capitalized Costs
Salisbury, North Carolina	Expansion	1	3/8/2024	Industrial	$14,737
Little Rock, Arkansas	Expansion	1	4/10/2024	Self-Storage (Operating)	3,280
Irvine, California	Redevelopment	1	6/27/2024	Industrial	15,222
		3			$33,239

During the nine months ended September 30, 2024, we committed to fund two construction projects totaling $49.0 million. We currently expect to complete these projects in 2025.

Capitalized interest incurred during construction was $0.2 million for both the three months ended September 30, 2024 and 2023, and $0.6 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively, which reduces Interest expense in the consolidated statements of income.

Dispositions of Properties

During the nine months ended September 30, 2024, we sold 21 properties, which were classified as Land, buildings and improvements — net lease and other. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $167.4 million from December 31, 2023 to September 30, 2024 (Note 14).

Other Lease-Related Income

2024 — For the three and nine months ended September 30, 2024, other lease-related income on our consolidated statements of income included: (i) other lease-related settlements totaling $5.1 million and $15.8 million, respectively, and (ii) lease termination income of $2.3 million for both the three and nine months ended September 30, 2024, received from one tenant.

2023 — For the three and nine months ended September 30, 2023, other lease-related income on our consolidated statements of income included: (i) other lease-related settlements totaling $1.7 million and $7.3 million, respectively, and (ii) lease termination income totaling $11.4 million for the nine months ended September 30, 2023, received from two tenants in connection with the sales of the properties they occupied.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease income — fixed	$299,180	$325,481	$873,063	$958,015
Lease income — variable (a)	34,859	43,678	107,331	132,604
Total operating lease income	$334,039	$369,159	$980,394	$1,090,619
__________
(a)Includes (i) rent increases based on changes in the U.S. Consumer Price Index and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.
W. P. Carey 9/30/2024 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Land, Buildings and Improvements — Operating Properties

At September 30, 2024, Land, buildings and improvements — operating properties consisted of our investments in 78 consolidated self-storage properties, four consolidated hotels, and two consolidated student housing properties. At December 31, 2023, Land, buildings and improvements — operating properties consisted of our investments in 80 consolidated self-storage properties, five consolidated hotels, and two consolidated student housing properties. Below is a summary of our Land, buildings and improvements — operating properties (in thousands):

	September 30, 2024	December 31, 2023
Land	$144,871	$150,084
Buildings and improvements	1,059,480	1,104,635
Real estate under construction	—	1,530
Less: Accumulated depreciation	(93,950)	(80,057)
	$1,110,401	$1,176,192

As described above under Land, Buildings and Improvements — Net Lease and Other, on September 1, 2024, we entered into net lease agreements for certain self-storage properties previously classified as operating properties. As a result, in September 2024, we reclassified three consolidated self-storage properties with an aggregate carrying value of $46.1 million from Land, buildings and improvements — operating properties to Land, buildings and improvements — net lease and other. Effective as of that time, we began recognizing lease revenues from these properties, whereas previously we recognized operating property revenues and expenses from these properties.

During the nine months ended September 30, 2024, we sold one hotel operating property, which was classified as Land, buildings and improvements — operating properties. As a result, the carrying value of our Land, buildings and improvements — operating properties decreased by $14.6 million from December 31, 2023 to September 30, 2024 (Note 14).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements attributable to operating properties was $7.1 million and $7.8 million for the three months ended September 30, 2024 and 2023, respectively, and $21.8 million and $22.7 million for the nine months ended September 30, 2024 and 2023, respectively.

During the nine months ended September 30, 2024, we entered into the following self-storage operating property investment, which was deemed to be a real estate asset acquisition (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs
Dayton, Ohio	1	8/19/2024	Self-Storage	$7,408
	1			$7,408

The aggregate purchase price allocation for investment disclosed above is as follows (dollars in thousands):

Total Capitalized Costs
Land	$1,729
Buildings and improvements	5,291
Intangible assets:
In-place lease (expected life of 0.5 years)	388
$7,408

W. P. Carey 9/30/2024 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)
Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	September 30, 2024	December 31, 2023
Land, buildings and improvements — net lease and other	$29,685	$46,986
In-place lease intangible assets and other	13,534	5,222
Above-market rent intangible assets	1,610	8,374
Accumulated depreciation and amortization	(15,044)	(23,460)
Assets held for sale, net	$29,785	$37,122

At September 30, 2024, we had one property classified as Assets held for sale, net, with a carrying value of $29.8 million. At December 31, 2023 we had two properties classified as Assets held for sale, net, with an aggregate carrying value of $37.1 million. These properties were sold in January 2024.

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in finance leases and loans receivable (net of allowance for credit losses). Operating leases are not included in finance receivables.

Finance Receivables

Net investments in finance leases and loans receivable are summarized as follows (in thousands):

	Maturity Date	September 30, 2024	December 31, 2023
Sale-leaseback transactions accounted for as loans receivable (a)	2038 – 2052	$313,646	$236,611
Net investments in direct financing leases (b)	2025 – 2036	303,651	431,328
Net investments in sales-type leases (c)	2025	39,757	835,734
Secured loans receivable (d)	N/A	—	11,250
		$657,054	$1,514,923
__________
(a)These investments are accounted for as loans receivable in accordance with ASC 310, Receivables and ASC 842, Leases. Maturity dates reflect the current lease maturity dates. Amounts are net of allowance for credit losses of $11.6 million and $0.8 million as of September 30, 2024 and December 31, 2023, respectively.
(b)Amounts are net of allowance for credit losses, as disclosed below under Net Investments in Direct Financing Leases.
(c)These investments are assessed for credit loss allowances but no such allowances were recorded as of September 30, 2024 or December 31, 2023.
(d)Amounts are net of allowance for credit losses of $2.1 million as of December 31, 2023. See below under Loans Receivable for discussion of the repayment of this secured loan receivable.

W. P. Carey 9/30/2024 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
During the nine months ended September 30, 2024, the U.S. dollar weakened against the euro, resulting in a $0.5 million increase in the carrying value of Net investments in finance leases and loans receivable from December 31, 2023 to September 30, 2024.

Income from finance leases and loans receivable is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net investments in direct financing leases	$8,607	$12,626	$26,299	$38,075
Sale-leaseback transactions accounted for as loans receivable	5,703	3,694	15,224	11,037
Net investments in sales-type leases	846	9,688	12,422	22,605
Secured loans receivable	556	1,567	2,521	3,924
	$15,712	$27,575	$56,466	$75,641

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
Lease payments receivable	$192,247	$285,512
Unguaranteed residual value	284,491	434,234
	476,738	719,746
Less: unearned income	(162,701)	(251,441)
Less: allowance for credit losses (a)	(10,386)	(36,977)
	$303,651	$431,328
__________
(a)During the nine months ended September 30, 2024 and 2023, we recorded a net allowance for credit losses of $2.2 million and a net release of allowance for credit losses of $6.1 million, respectively, on our net investments in direct financing leases due to changes in expected economic conditions, which was included within Other gains and (losses) in our consolidated statements of income. In addition, during the nine months ended September 30, 2024, we reduced the allowance for credit losses balance by $28.8 million, in connection with the reclassification of certain properties from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other, as described below.

During the nine months ended September 30, 2024, we reclassified 16 properties with an aggregate carrying value of $117.5 million from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other in connection with changes in lease classifications due to (i) extensions of the underlying leases, (ii) entering into a new lease, or (iii) lease expirations. In addition, during the nine months ended September 30, 2024, we sold one property accounted for as a direct financing lease that had a net carrying value of $5.8 million.

Loans Receivable

During the nine months ended September 30, 2024, we entered into the following sale-leaseback, which was deemed to be a loan receivable in accordance with ASC 310, Receivables and ASC 842, Leases (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Investment
Various, Italy (a)	4	3/26/2024	Industrial, Warehouse	$83,890
	4			$83,890
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.

W. P. Carey 9/30/2024 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)
In March 2024, a secured loan receivable was repaid to us for $24.0 million. In connection with this repayment, we recorded a release of allowance for credit losses of $2.1 million since the loan principal was fully repaid. In addition, we collected $1.4 million of unpaid interest related to a prior year upon repayment of this secured loan receivable, which was included in Income from finance leases and loans receivable on the consolidated statements of income for the nine months ended September 30, 2024.

In June 2024, in connection with a property disposition, we provided financing to the buyer of $15.0 million with an interest rate of 15.0%. In September 2024, this secured loan receivable was repaid to us for $15.0 million.

Net Investments in Sales-Type Leases

During the nine months ended September 30, 2024, we completed the sale of a portfolio of 78 net-lease self-storage properties located in the United States, which was accounted for as net investments in sales-type leases and included in Net investments in finance leases and loans receivable in the consolidated balance sheets. As a result, the carrying value of Net investments in finance leases and loans receivable decreased by $451.4 million from December 31, 2023 to September 30, 2024 (Note 14). The tenant had previously provided notice of its intention to exercise its option to repurchase the properties during the first quarter of 2023. We recognized an aggregate Gain on sale of real estate, net, of $176.2 million during the nine months ended September 30, 2023 related to this transaction.

During the nine months ended September 30, 2024, we completed the sale of a portfolio of 70 net-lease office properties located in Andalusia, Spain, to the tenant occupying the properties, which was accounted for as net investments in sales-type leases and included in Net investments in finance leases and loans receivable in the consolidated balance sheets. As a result, the carrying value of Net investments in finance leases and loans receivable decreased by $359.3 million from December 31, 2023 to September 30, 2024 (Note 14). We had previously entered into an agreement to sell the portfolio to the tenant occupying the properties during the fourth quarter of 2023. We recognized an aggregate Gain on sale of real estate, net, of $59.1 million during the three months ended December 31, 2023 related to this transaction.

On July 10, 2024, we entered into an agreement to sell two properties located in the Netherlands to the tenant occupying the properties. In accordance with ASC 842, Leases, we reclassified these net-lease assets to net investments in sales-type leases totaling $17.3 million on our consolidated balance sheets (based on the estimated purchase price and the foreign currency exchange rate of the euro on the agreement date), since this agreement resulted in a lease modification. In connection with this transaction, we reclassified the following amounts to Net investments in finance leases and loans receivable: (i) $9.2 million from Land, buildings and improvements — net lease and other, (ii) $3.0 million from In-place lease intangible assets and other, (iii) $0.2 million from Above-market rent intangible assets, (iv) $3.8 million from Accumulated depreciation and amortization, and (v) $2.3 million from Other assets, net. We recognized an aggregate Gain on sale of real estate, net, of $6.4 million during the three and nine months ended September 30, 2024 related to this transaction.

Prior to the reclassifications of certain properties to net investments in sales-type leases, earnings from such investments were recognized in Lease revenues in the consolidated financial statements.

Net investments in sales-type leases is summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
Lease payments receivable (a)	$40,100	$849,881
	40,100	849,881
Less: unearned income	(343)	(14,147)
	$39,757	$835,734
__________
(a)Includes estimated purchase price and total rents owed.

W. P. Carey 9/30/2024 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)
Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both September 30, 2024 and December 31, 2023, no material balances of our finance receivables were past due. Other than the lease extensions, new leases, and lease expirations noted under Net Investments in Direct Financing Leases above, there were no material modifications of finance receivables during the nine months ended September 30, 2024.

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

A summary of our finance receivables by internal credit quality rating, excluding our allowance for credit losses, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
1 – 3	16	18	$471,679	$1,338,877
4	6	8	200,308	215,953
5	1	—	7,006	—
			$678,993	$1,554,830

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

Net lease intangibles recorded in connection with property acquisitions during the nine months ended September 30, 2024 are described in Note 4.

Goodwill increased by $1.0 million during the nine months ended September 30, 2024 due to foreign currency translation adjustments.

W. P. Carey 9/30/2024 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)
Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$2,559	$(870)	$1,689	$20,745	$(19,569)	$1,176
	2,559	(870)	1,689	20,745	(19,569)	1,176
Lease Intangibles:
In-place lease	2,144,812	(942,883)	1,201,929	2,168,739	(934,138)	1,234,601
Above-market rent	682,345	(484,528)	197,817	706,773	(481,554)	225,219
	2,827,157	(1,427,411)	1,399,746	2,875,512	(1,415,692)	1,459,820
Goodwill
Goodwill	979,265	—	979,265	978,289	—	978,289
Total intangible assets	$3,808,981	$(1,428,281)	$2,380,700	$3,874,546	$(1,435,261)	$2,439,285

Finite-Lived Intangible Liabilities
Below-market rent	$(204,056)	$78,122	$(125,934)	$(203,413)	$66,541	$(136,872)
Total intangible liabilities	$(204,056)	$78,122	$(125,934)	$(203,413)	$66,541	$(136,872)

During the nine months ended September 30, 2024, the U.S. dollar weakened against the euro, resulting in an increase of $7.3 million in the carrying value of our net intangible assets from December 31, 2023 to September 30, 2024. See Note 5 for a description of intangible assets reclassified to net investments in sales-type leases during the nine months ended September 30, 2024.

Net amortization of intangibles, including the effect of foreign currency translation, was $38.6 million and $62.6 million for the three months ended September 30, 2024 and 2023, respectively, and $143.3 million and $193.7 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of internal-use software development and in-place lease intangibles is included in Depreciation and amortization.

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

W. P. Carey 9/30/2024 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)
The following table sets forth our ownership interests in our equity method investments and their respective carrying values (dollars in thousands):

		Carrying Value at
Lessee/Fund/Description	Ownership Interest	September 30, 2024	December 31, 2023
Las Vegas Retail Complex (a)	N/A	$245,351	$235,979
Kesko Senukai (b)	70.00%	28,483	28,860
Harmon Retail Corner (c)	15.00%	24,473	24,229
CESH (d)	2.43%	1,158	1,259
Johnson Self Storage (e)	90.00%	—	63,934
		$299,465	$354,261
__________
(a)On June 10, 2021, we entered into an agreement to fund a construction loan of approximately $261.9 million (as of September 30, 2024) for a retail complex in Las Vegas, Nevada. Through September 30, 2024, we funded $240.2 million, including $8.8 million during the nine months ended September 30, 2024. Equity income from this investment was $13.5 million and $9.1 million for the nine months ended September 30, 2024 and 2023, respectively, which was recognized within Earnings from equity method investments in our consolidated statements of income.
(b)The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.
(c)This investment is reported using the hypothetical liquidation at book value model, which may be different than pro rata ownership percentages, primarily due to the capital structure of the partnership agreement.
(d)We have elected to account for our investment in CESH at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH on a one quarter lag; therefore, the balance of our equity method investment in CESH recorded as of September 30, 2024 is based on the estimated fair value of our investment as of June 30, 2024.
(e)See “Johnson Self Storage” below for discussion of this equity method investment.

We received aggregate distributions of $17.8 million and $25.2 million from our unconsolidated real estate investments for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024 and December 31, 2023, the aggregate unamortized basis differences on our unconsolidated real estate investments were $16.8 million and $18.0 million, respectively. We received a distribution from CESH during the nine months ended September 30, 2023 of $1.2 million. We did not receive a distribution from CESH during the nine months ended September 30, 2024.

Johnson Self Storage

On September 1, 2024, we acquired the remaining 10% controlling interest in the Johnson Self Storage jointly owned investment for $10.5 million, bringing our ownership interest to 100%. This investment comprised nine self-storage operating properties. Following this acquisition, we consolidate the investment. Due to this change in control, we recorded a gain on change in control of interests of approximately $31.8 million during the third quarter of 2024, which was the difference between our carrying value and the fair value of our previously held equity interest on September 1, 2024 of approximately $62.9 million and approximately $94.7 million, respectively.

In addition, on September 1, 2024, we entered into net lease agreements for these nine self-storage properties previously classified as operating properties. As a result, in September 2024, we reclassified these nine self-storage properties from Equity method investments and recorded the following amounts: (i) $84.4 million to Land, buildings and improvements — net lease and other, and (ii) $20.6 million to In-place lease intangible assets and other. Effective as of that date, we began recognizing lease revenues from these properties.

W. P. Carey 9/30/2024 10-Q – 22

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

Investment in Shares of Lineage — We have elected to apply the measurement alternative under Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10) to account for our investment in 5,546,547 shares of Lineage (a cold storage REIT), which is included in Other assets, net in the consolidated financial statements. Under this alternative, the carrying value is adjusted for any impairments or changes in fair value resulting from observable transactions for similar or identical investments in the issuer. We transferred this investment from Level 3 to Level 2 within the fair value hierarchy during the third quarter of 2024 because Lineage became a publicly traded company during that period. Although its share price is actively traded on an open market, we make an adjustment to the value of our investment based on the promote value that the sponsor of our investment is entitled to. Since we were a legacy investor in Lineage prior to their public offering completed in July 2024, our ownership interest is subject to settlement at the discretion of Lineage over a three-year period, during which we will have the option to settle our investment in the form of cash or common stock. If our investment is not settled by Lineage during the three-year period, our investment will convert to common shares.

During the nine months ended September 30, 2024, we recognized a non-cash unrealized loss on our investment in shares of Lineage of $43.6 million, due to a lower closing share price, which was recorded within Other gains and (losses) in the consolidated financial statements. In addition, during the nine months ended September 30, 2024, we recognized dividends of $5.1 million from our investment in shares of Lineage, which was recorded within Non-operating income in the consolidated financial statements. The fair value of this investment was $361.3 million and $404.9 million at September 30, 2024 and December 31, 2023 respectively.

W. P. Carey 9/30/2024 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)
Investment in Shares of GCIF — We account for our investment in shares of Guggenheim Credit Income Fund (“GCIF”), which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 2 because we used a quoted price from an inactive market to determine its fair value. During the nine months ended September 30, 2024, we received liquidating distributions from our investment in shares of GCIF totaling $0.4 million, which reduced the cost basis of our investment. The fair value of our investment in shares of GCIF was $0.4 million and $0.8 million at September 30, 2024 and at December 31, 2023, respectively.

Other than the transfer of our investment in shares of Lineage from Level 3 to Level 2 noted above, we did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the nine months ended September 30, 2024 or 2023. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		September 30, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2 and 3	$6,134,810	$5,858,282	$6,035,686	$5,598,423
Non-recourse mortgages, net (a) (b) (d)	3	451,962	453,204	579,147	572,553
__________
(a)The carrying value of Senior Unsecured Notes, net (Note 10) includes unamortized deferred financing costs of $27.1 million and $21.0 million at September 30, 2024 and December 31, 2023, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $0.6 million and less than $0.1 million at September 30, 2024 and December 31, 2023, respectively.
(b)The carrying value of Senior Unsecured Notes, net includes unamortized discount of $24.8 million and $20.1 million at September 30, 2024 and December 31, 2023, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $5.3 million and $4.3 million at September 30, 2024 and December 31, 2023, respectively.
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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility and Unsecured Term Loan due 2026 (Note 10), but excluding finance receivables (Note 5), had fair values that approximated their carrying values at both September 30, 2024 and December 31, 2023.

W. P. Carey 9/30/2024 10-Q – 24

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

The following tables present information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended September 30,
	2024		2023
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$—	$—	$3,213	$15,173
		$—		$15,173

	Nine Months Ended September 30,
	2024		2023
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$75,944	$15,752	$3,213	$15,173
		$15,752		$15,173

Impairment charges, and their related triggering events and fair value measurements, recognized during the three and nine months ended September 30, 2024 and 2023, were as follows:

Real Estate

The impairment charges described below are reflected within Impairment charges — real estate in our consolidated statements of income.

2024 — During the nine months ended September 30, 2024, we recognized impairment charges totaling $15.8 million on three properties in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices. Two of these properties were sold in July 2024.

2023 — During the three and nine months ended September 30, 2023, we recognized an impairment charge of $15.2 million on one property in order to reduce its carrying value to its estimated fair value, which approximated its estimated selling price. This property was sold in October 2023.

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

W. P. Carey 9/30/2024 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)
Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2023 Annual Report. At both September 30, 2024 and December 31, 2023, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Foreign currency collars	Other assets, net	$8,007	$14,103	$—	$—
Interest rate swaps	Other assets, net	255	995	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(4,022)	(4,029)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(1,425)	(1,678)
		8,262	15,098	(5,447)	(5,707)
Derivatives Not Designated as Hedging Instruments
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(31)	(217)
		—	—	(31)	(217)
Total derivatives		$8,262	$15,098	$(5,478)	$(5,924)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2024	2023	2024	2023
Foreign currency collars	$(11,750)	$7,928	$(6,090)	$(4,710)
Interest rate swaps	(1,557)	(514)	(374)	683
Interest rate cap	—	(3)	—	(9)
Total	$(13,307)	$7,411	$(6,464)	$(4,036)

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Foreign currency collars	Non-operating income	$2,520	$2,787	$7,586	$10,656
Interest rate swaps and cap	Interest expense	406	659	1,935	1,132
Total		$2,926	$3,446	$9,521	$11,788
__________
(a)Excludes net losses of $0.4 million and $0.6 million recognized on unconsolidated jointly owned investments for the three months ended September 30, 2024 and 2023, respectively, and net losses of $1.0 million and $1.3 million for the nine months ended September 30, 2024 and 2023, respectively.

W. P. Carey 9/30/2024 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)
Amounts reported in Other comprehensive income (loss) related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Non-operating income when the hedged foreign currency contracts are settled. As of September 30, 2024, we estimate that an additional $0.4 million and $4.3 million will be reclassified as Interest expense and Non-operating income, respectively, during the next 12 months.

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Foreign currency collars	Non-operating income	$(892)	$951	$484	$935
Interest rate swaps	Interest expense	(434)	(683)	(2,021)	(1,220)
Derivatives Not in Cash Flow Hedging Relationships
Foreign currency collars	Other gains and (losses)	(332)	450	185	409
Total		$(1,658)	$718	$(1,352)	$124

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

The interest rate swaps that our consolidated subsidiaries had outstanding at September 30, 2024 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2024 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	4	531,263	EUR	(1,425)
Interest rate swaps	2	15,965	USD	255
				$(1,170)
__________
(a)Fair value amounts are based on the exchange rate of the euro at September 30, 2024, as applicable.

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

W. P. Carey 9/30/2024 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)
The following table presents the foreign currency collars that we had outstanding at September 30, 2024 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2024
Designated as Cash Flow Hedging Instruments
Foreign currency collars	52	282,000	EUR	$3,807
Foreign currency collars	25	15,900	GBP	178
Not Designated as Cash Flow Hedging Instruments
Foreign currency collar	1	5,000	EUR	(31)
				$3,954

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2024. At September 30, 2024, our total credit exposure and the maximum exposure to any single counterparty was $4.6 million and $1.6 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2024, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $5.5 million and $5.9 million at September 30, 2024 and December 31, 2023, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at September 30, 2024 or December 31, 2023, we could have been required to settle our obligations under these agreements at their aggregate termination value of $5.5 million and $6.0 million, respectively.

Net Investment Hedges

Certain borrowings under our Senior Unsecured Notes, Unsecured Revolving Credit Facility, and Unsecured Term Loans (all as defined in Note 10) denominated in euro, British pounds sterling, or Japanese yen are designated as, and are effective as, economic hedges of our net investments in foreign entities.

Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under our euro-denominated senior notes and changes in the value of our euro, Japanese yen, and British pound sterling borrowings under our Senior Unsecured Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. Such (losses) gains related to non-derivative net investment hedges were $(184.9) million and $108.0 million for the three months ended September 30, 2024 and 2023, respectively, and $(59.1) million and $38.6 million for the nine months ended September 30, 2024 and 2023, respectively.

Note 10. Debt

Term Loan Agreement

As of both September 30, 2024 and December 31, 2023, we had a €500.0 million unsecured term loan outstanding maturing on April 24, 2026 (our “Unsecured Term Loan due 2026”), comprised of (i) a €300.0 million term loan (our “Term Loan due 2026”) and (ii) a €200.0 million delayed draw term loan (our “Delayed Draw Term Loan due 2026”). The Unsecured Term Loan due 2026 is incorporated into the Senior Unsecured Credit Facility, which is described below.

W. P. Carey 9/30/2024 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)
Senior Unsecured Credit Facility

As of both September 30, 2024 and December 31, 2023, we had a multi-currency senior unsecured credit facility, comprised of (i) a $2.0 billion unsecured revolving credit facility maturing on February 14, 2029 (our “Unsecured Revolving Credit Facility”), (ii) a £270.0 million term loan maturing on February 14, 2028 (our “GBP Term Loan due 2028”), and (iii) a €215.0 million term loan maturing on February 14, 2028 (our “EUR Term Loan due 2028”). We have an option to extend each of these term loans by up to an additional year, subject to certain customary conditions. We refer to these term loans collectively as the “Unsecured Term Loans due 2028.” We refer to our Unsecured Term Loan due 2026 and Unsecured Term Loans due 2028 collectively as our “Unsecured Term Loans.” We refer to our Unsecured Revolving Credit Facility and our Unsecured Term Loans collectively as our “Senior Unsecured Credit Facility.”

As of September 30, 2024, the aggregate principal amount (of revolving and term loans) available under the Senior Unsecured Credit Facility was able to be increased up to an amount not to exceed the U.S. dollar equivalent of $4.35 billion, subject to the conditions to increase set forth in our credit agreement.

At September 30, 2024, our Unsecured Revolving Credit Facility had available capacity of approximately $1.8 billion (net of amounts reserved for standby letters of credit totaling $5.9 million). We currently incur an annual facility fee of 0.125% of the total commitment on our Unsecured Revolving Credit Facility based on (i) our credit ratings of BBB+ and Baa1 or (ii) the “Leverage Ratio” (as defined in the credit agreement for our Senior Unsecured Credit Facility), which is included within Interest expense in our consolidated statements of income.

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

Senior Unsecured Credit Facility	Interest Rate at September 30, 2024 (a)	Maturity Date at September 30, 2024	Principal Outstanding Balance at
			September 30, 2024	December 31, 2023
Unsecured Term Loans: (b)
Unsecured Term Loan due 2026 — borrowing in euros (c)	4.29%	4/24/2026	$559,800	$552,500
GBP Term Loan due 2028 — borrowing in British pounds sterling (d)	SONIA + 0.80%	2/14/2028	361,840	343,306
EUR Term Loan due 2028 — borrowing in euros (e)	EURIBOR + 0.80%	2/14/2028	240,714	237,575
			1,162,354	1,133,381
Unsecured Revolving Credit Facility:
Borrowing in euros (e)	EURIBOR + 0.725%	2/14/2029	212,724	386,750
Borrowing in Japanese yen (f)	TIBOR + 0.725%	2/14/2029	16,883	17,035
			229,607	403,785
			$1,391,961	$1,537,166
__________
(a)The applicable interest rate at September 30, 2024 was based on the credit ratings for our Senior Unsecured Notes of BBB+/Baa1 or our Leverage Ratio.
(b)Balance excludes unamortized discount of $5.6 million and $7.4 million at September 30, 2024 and December 31, 2023, respectively, and unamortized deferred financing costs of $0.3 million and $0.4 million at September 30, 2024 and December 31, 2023, respectively.
(c)Interest rate is subject to variable-to-fixed interest rate swaps that fix the floating rate component of the per annum interest rate at 3.49% through December 31, 2024. Upon maturity of the interest rate swaps, the Unsecured Term Loan due 2026 will be subject to a variable interest rate based on EURIBOR.
(d)SONIA means Sterling Overnight Index Average.
(e)EURIBOR means Euro Interbank Offered Rate.
(f)TIBOR means Tokyo Interbank Offered Rate.

W. P. Carey 9/30/2024 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)
Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $6.2 billion at September 30, 2024 (the “Senior Unsecured Notes”).

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

Interest on the Senior Unsecured Notes is payable annually or semi-annually in arrears. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 20 to 35 basis points (except for our 3.41% Senior Notes due 2029 and 3.7% Senior Notes due 2032, which are subject to different repayment provisions). The following table presents a summary of our Senior Unsecured Notes outstanding at September 30, 2024 (currency in thousands):

		Principal Amount	Coupon Rate	Maturity Date	Principal Outstanding Balance at
Senior Unsecured Notes, net (a)	Issue Date				September 30, 2024	December 31, 2023
4.6% Senior Notes due 2024 (b)	3/14/2014	$500,000	4.6%	4/1/2024	$—	$500,000
2.25% Senior Notes due 2024 (c)	1/19/2017	€500,000	2.25%	7/19/2024	—	552,500
4.0% Senior Notes due 2025	1/26/2015	$450,000	4.0%	2/1/2025	450,000	450,000
2.25% Senior Notes due 2026	10/9/2018	€500,000	2.25%	4/9/2026	559,800	552,500
4.25% Senior Notes due 2026	9/12/2016	$350,000	4.25%	10/1/2026	350,000	350,000
2.125% Senior Notes due 2027	3/6/2018	€500,000	2.125%	4/15/2027	559,800	552,500
1.35% Senior Notes due 2028	9/19/2019	€500,000	1.35%	4/15/2028	559,800	552,500
3.85% Senior Notes due 2029	6/14/2019	$325,000	3.85%	7/15/2029	325,000	325,000
3.41% Senior Notes due 2029	9/28/2022	€150,000	3.41%	9/28/2029	167,940	165,750
0.95% Senior Notes due 2030	3/8/2021	€525,000	0.95%	6/1/2030	587,790	580,125
2.4% Senior Notes due 2031	10/14/2020	$500,000	2.4%	2/1/2031	500,000	500,000
2.45% Senior Notes due 2032	10/15/2021	$350,000	2.45%	2/1/2032	350,000	350,000
4.25% Senior Notes due 2032	5/16/2024	€650,000	4.25%	7/23/2032	727,740	—
3.7% Senior Notes due 2032	9/28/2022	€200,000	3.7%	9/28/2032	223,920	221,000
2.25% Senior Notes due 2033	2/25/2021	$425,000	2.25%	4/1/2033	425,000	425,000
5.375% Senior Notes due 2034	6/28/2024	$400,000	5.375%	6/30/2034	400,000	—
					$6,186,790	$6,076,875
__________
(a)Aggregate balance excludes unamortized deferred financing costs totaling $27.1 million and $21.1 million, and unamortized discount totaling $24.8 million and $20.1 million, at September 30, 2024 and December 31, 2023, respectively.
(b)In April 2024, we repaid our $500 million of 4.6% Senior Notes due 2024 at maturity.
(c)In July 2024, we repaid our €500 million of 2.25% Senior Notes due 2024 at maturity.

Covenants

The credit agreements for our Senior Unsecured Credit Facility, each of the Senior Unsecured Notes, and certain of our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. There have been no significant changes in our debt covenants from what was disclosed in the 2023 Annual Report. We were in compliance with all of these covenants at September 30, 2024.

W. P. Carey 9/30/2024 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)
Non-Recourse Mortgages

At September 30, 2024, the weighted-average interest rate for our total non-recourse mortgage notes payable was 4.7% (fixed-rate and variable-rate non-recourse mortgage notes payable were 4.6% and 5.0%, respectively), with maturity dates ranging from November 2024 to February 2033.

During the nine months ended September 30, 2024, we assumed five non-recourse mortgage loans with an aggregate outstanding principal balance totaling $66.0 million in connection with the acquisitions of certain properties (Note 4). These mortgage loans have a weighted-average fixed annual interest rate of 4.5% and maturity dates ranging from May 2027 to September 2029.

Repayments

During the nine months ended September 30, 2024, we (i) repaid non-recourse mortgage loans at or close to maturity with an aggregate principal balance of approximately $142.8 million and (ii) prepaid non-recourse mortgage loans totaling $33.8 million. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 4.4%.

Foreign Currency Exchange Rate Impact

During the nine months ended September 30, 2024, the U.S. dollar weakened against the euro, resulting in an increase of $74.5 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2023 to September 30, 2024.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of September 30, 2024 are as follows (in thousands):

Years Ending December 31,	Total
2024 (remainder)	$7,261
2025	709,513
2026	1,560,704
2027	570,246
2028	1,236,926
Thereafter through 2034	3,951,885
Total principal payments	8,036,535
Unamortized discount, net	(35,736)
Unamortized deferred financing costs	(27,978)
Total	$7,972,821

Certain amounts in the table above are based on the applicable foreign currency exchange rate at September 30, 2024.

Note 11. Commitments and Contingencies

At September 30, 2024, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

W. P. Carey 9/30/2024 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)
Note 12. Stock-Based Compensation and Equity

Stock-Based Compensation

In June 2024, our stockholders approved the Amended and Restated 2017 Share Incentive Plan (the “Plan”), which authorizes the issuance of up to 4,000,000 additional shares of our common stock and makes certain other changes. The Plan is more fully described in the registration statement on Form S-8 filed on June 14, 2024. Our 2017 Share Incentive Plan and certain other stock-based compensation plans that we maintain are more fully described in the 2023 Annual Report. We recorded stock-based compensation expense of $13.5 million and $9.1 million during the three months ended September 30, 2024 and 2023, respectively, and $31.2 million and $25.8 million during the nine months ended September 30, 2024 and 2023, respectively, which was included in Stock-based compensation expense in the consolidated financial statements.

Restricted and Conditional Awards

Nonvested restricted share awards (“RSAs”), restricted share units (“RSUs”), and performance share units (“PSUs”) at September 30, 2024 and changes during the nine months ended September 30, 2024 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2024	447,358	$77.69	526,413	$105.92
Granted (a)	296,907	63.91	213,645	82.95
Vested (b)	(180,619)	75.39	(309,670)	86.19
Forfeited	(6,831)	72.38	(3,364)	101.11
Adjustment (c)	—	—	107,760	83.17
Nonvested at September 30, 2024 (d)	556,815	$70.26	534,784	$102.35
__________
(a)The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period. To estimate the fair value of PSUs granted during the nine months ended September 30, 2024, we used a risk-free interest rate of 4.1%, an expected volatility rate of 20.5%, and assumed a dividend yield of zero.
(b)The grant date fair value of shares vested during the nine months ended September 30, 2024 was $40.3 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At September 30, 2024 and December 31, 2023, we had an obligation to issue 1,390,983 and 1,196,955 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $78.4 million and $62.0 million, respectively.
(c)Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments at September 30, 2024 to reflect the number of shares expected to be issued when the PSUs vest.
(d)At September 30, 2024, total unrecognized compensation expense related to these awards was approximately $46.7 million, with an aggregate weighted-average remaining term of 1.8 years.

W. P. Carey 9/30/2024 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)
Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income — basic and diluted	$111,698	$125,040	$413,816	$564,040

Weighted-average shares outstanding — basic	220,221,366	215,097,114	220,149,886	214,052,907
Effect of dilutive securities	182,783	155,855	275,358	374,518
Weighted-average shares outstanding — diluted	220,404,149	215,252,969	220,425,244	214,427,425

For the three and nine months ended September 30, 2024 and 2023, potentially dilutive securities excluded from the computation of diluted earnings per share were insignificant.

Acquisitions of Noncontrolling Interests

On May 30, 2023, we acquired the remaining 3% interest in an international jointly owned investment (which we already consolidated) from the noncontrolling interest holders for nominal consideration, bringing our ownership interest to 100%. No gain or loss was recognized on the transaction. We recorded an increase of approximately $1.2 million to Additional paid-in capital in our consolidated statements of equity for the nine months ended September 30, 2023 related to the difference between the consideration transferred and the carrying value of the noncontrolling interest related to this investment.

On July 18, 2023, we acquired the remaining 10% interest in a domestic jointly owned investment (which we already consolidated) from the noncontrolling interest holders for $2.4 million, bringing our ownership interest to 100%. No gain or loss was recognized on the transaction. We recorded an increase of approximately $2.5 million to Additional paid-in capital in our consolidated statements of equity for the three and nine months ended September 30, 2023 related to the difference between the consideration transferred and the carrying value of the noncontrolling interest related to this investment.

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

W. P. Carey 9/30/2024 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)
Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30, 2024
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$15,963	$(268,603)	$(252,640)
Other comprehensive income before reclassifications	(10,816)	28,630	17,814
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(2,520)	—	(2,520)
Interest expense	(406)	—	(406)
Total	(2,926)	—	(2,926)
Net current period other comprehensive income	(13,742)	28,630	14,888
Net current period other comprehensive income attributable to noncontrolling interests	—	(235)	(235)
Ending balance	$2,221	$(240,208)	$(237,987)

	Three Months Ended September 30, 2023
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$23,879	$(303,810)	$(279,931)
Other comprehensive income before reclassifications	10,262	(8,844)	1,418
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(2,787)	—	(2,787)
Interest expense	(659)	—	(659)
Total	(3,446)	—	(3,446)
Net current period other comprehensive loss	6,816	(8,844)	(2,028)
Net current period other comprehensive loss attributable to noncontrolling interests	—	139	139
Ending balance	$30,695	$(312,515)	$(281,820)

	Nine Months Ended September 30, 2024
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$9,650	$(264,517)	$(254,867)
Other comprehensive income before reclassifications	2,092	24,268	26,360
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(7,586)	—	(7,586)
Interest expense	(1,935)	—	(1,935)
Total	(9,521)	—	(9,521)
Net current period other comprehensive income	(7,429)	24,268	16,839
Net current period other comprehensive loss attributable to noncontrolling interests	—	41	41
Ending balance	$2,221	$(240,208)	$(237,987)
W. P. Carey 9/30/2024 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2023
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$36,079	$(319,859)	$(283,780)
Other comprehensive income before reclassifications	6,404	7,092	13,496
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(10,656)	—	(10,656)
Interest expense	(1,132)	—	(1,132)
Total	(11,788)	—	(11,788)
Net current period other comprehensive income	(5,384)	7,092	1,708
Net current period other comprehensive loss attributable to noncontrolling interests	—	252	252
Ending balance	$30,695	$(312,515)	$(281,820)

See Note 9 for additional information on our derivatives activity recognized within Other comprehensive income (loss) for the periods presented.

Dividends Declared

During the third quarter of 2024, our board of directors declared a quarterly dividend of $0.875 per share, which was paid on October 15, 2024 to stockholders of record as of September 30, 2024.

During the nine months ended September 30, 2024, we declared dividends totaling $2.610 per share.

Note 13. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and nine months ended September 30, 2024 and 2023.

Certain of our subsidiaries have elected taxable REIT subsidiary (“TRS”) status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three and nine months ended September 30, 2024 and 2023.

Current income tax expense was $10.6 million and $9.4 million for the three months ended September 30, 2024 and 2023, respectively, and $28.3 million and $33.0 million for the nine months ended September 30, 2024 and 2023, respectively. Deferred income tax benefit was $1.6 million and $4.3 million for the three months ended September 30, 2024 and 2023, respectively, and $4.3 million and $2.7 million for the nine months ended September 30, 2024 and 2023, respectively.

W. P. Carey 9/30/2024 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)
Note 14. Property Dispositions

We implemented the Office Sale Program in September 2023, which is substantially completed (Note 1).

All property dispositions are also discussed in Note 4 and Note 5.

2024 — During the three and nine months ended September 30, 2024, we sold seven and 172 properties, respectively, for total proceeds, net of selling costs, of $92.4 million and $1.1 billion, respectively, and recognized a net gain on these sales totaling $9.1 million and $63.9 million, respectively (inclusive of income taxes totaling $3.0 million recognized upon sale for the nine months ended September 30, 2024). One of the properties sold during the second quarter of 2024 was a hotel operating property.

This disposition activity for the three and nine months ended September 30, 2024 includes the sale of two and 77 properties, respectively, under the Office Sale Program for total proceeds, net of selling costs, of $47.1 million and $498.2 million, respectively, resulting in a net gain on these sales totaling $4.7 million and $5.3 million, respectively.

2023 — During the three and nine months ended September 30, 2023, we sold six and 14 properties, respectively, for total proceeds, net of selling costs, of $143.6 million and $187.7 million, respectively, and recognized a net gain on these sales totaling $14.1 million and $17.5 million, respectively (inclusive of income taxes totaling $0.7 million for both the three and nine months ended September 30, 2023, recognized upon sale). Three of the properties sold during the third quarter of 2023 were hotel operating properties. In addition, we recognized a loss on sale of real estate of $11.7 million during the three and nine months ended September 30, 2023, reflecting the updated estimated purchase price for a property classified as held for sale as of September 30, 2023, in accordance with ASC 360, Property, Plant, and Equipment. This property was sold in the fourth quarter of 2023.

Note 15. Subsequent Events

Acquisitions

In October 2024, we completed three acquisitions totaling approximately $230.8 million. They are as follows:

•$72.8 million for a portfolio of three industrial facilities in Mexico;
•$58.4 million for one industrial property in Lebanon, Indiana; and
•$99.6 million for one industrial property in Shelbyville, Kentucky.

Dispositions

In October 2024, we sold one international property for gross proceeds totaling approximately $79.8 million.

Tenant Bankruptcy

On October 14, 2024, a tenant announced that it had initiated voluntary Chapter 11 bankruptcy proceedings and that it had entered into an agreement to sell substantially all of its business operations. As of September 30, 2024, we leased nine properties to this tenant, generating $18.8 million (1.4%) of our total contractual minimum annualized base rent (“ABR”), ranking it as our 15th largest tenant, with a weighted-average lease term of 13.8 years. This tenant remains current on rent, having paid substantially all rent due for 2024.
W. P. Carey 9/30/2024 10-Q – 36

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

Financial Highlights

During the nine months ended September 30, 2024, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•We acquired 18 investments totaling $687.8 million (Note 4, Note 5).
•We completed three construction projects at a cost totaling $33.2 million (Note 4).
•We funded approximately $8.8 million for a construction loan to build a retail complex in Las Vegas, Nevada, during the nine months ended September 30, 2024. Through September 30, 2024, we have funded $240.2 million (Note 7).
•We committed to fund two construction projects totaling $49.0 million. We currently expect to complete these projects in 2025 (Note 4).
•We acquired the remaining 10% controlling interest in a jointly owned investment for $10.5 million, bringing our ownership interest to 100%. In addition, we converted the nine self-storage properties that comprised this investment from operating properties to net leases, as described below under Leasing Transactions (Note 7).

Dispositions

•We disposed of 172 properties for total proceeds, net of selling costs, of $1.1 billion, including (i) our portfolio of 78 U-Haul properties for total proceeds, net of selling costs, of $464.1 million, (ii) 77 properties sold under the Office Sale Program for total proceeds, net of selling costs, of $498.2 million, and (iii) 17 additional properties for total proceeds, net of selling costs, of $132.3 million (Note 14).

Leasing Transactions

•On September 1, 2024, we entered into net lease agreements for certain self-storage properties previously classified as operating properties. As a result, in September 2024, we reclassified three consolidated self-storage properties with an aggregate carrying value of $46.1 million from Land, buildings and improvements — operating properties to Land, buildings and improvements — net lease and other. Effective as of that time, we began recognizing lease revenues from these properties, whereas previously we recognized operating property revenues and expenses from these properties. In addition, in connection with the net lease agreements described above, in September 2024, we reclassified nine self-storage properties from Equity method investments and recorded the following amounts: (i) $84.4 million to Land, buildings and improvements — net lease and other, and (ii) $20.6 million to In-place lease intangible assets and other. Effective as of that time, we began recognizing lease revenues from these properties (Note 4, Note 7).

W. P. Carey 9/30/2024 10-Q – 37

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
•In July 2024, we repaid our €500 million of 2.25% Senior Notes due 2024 at maturity (Note 10).
•We repaid non-recourse mortgage debt outstanding totaling $176.6 million with a weighted-average interest rate of 4.4% (Note 10).
•In September 2024, we executed amendments to our Senior Unsecured Credit Facility to incorporate a sustainability-linked feature that provides for interest rate and facility fee adjustments if certain key performance indicators, primarily related to emissions reduction targets, are met.

Dividends to Stockholders

We declared cash dividends totaling $2.610 per share during the nine months ended September 30, 2024, comprised of three quarterly dividends per share of $0.865, $0.870, and $0.875 (Note 12).

Consolidated Results

(in thousands, except shares)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenues	$397,383	$448,553	$1,176,853	$1,328,921

Net income attributable to W. P. Carey	111,698	125,040	413,816	564,040

Dividends declared	193,156	230,862	576,149	691,237

Net cash provided by operating activities (a)			1,536,765	812,687
Net cash used in investing activities			(436,022)	(792,526)
Net cash used in financing activities			(914,498)	(29,420)

Supplemental financial measures (b):
Adjusted funds from operations attributable to W. P. Carey (AFFO)	259,348	284,392	768,339	856,917

Diluted weighted-average shares outstanding	220,404,149	215,252,969	220,425,244	214,427,425
__________
(a)Amount for the nine months ended September 30, 2024 includes $807.0 million of proceeds from the sales of net investments in sales-type leases (U-Haul and State of Andalusia portfolios) (Note 5). Such proceeds are included within Net cash provided by operating activities in accordance with ASC 842, Leases.
(b)We consider Adjusted funds from operations (“AFFO”), a supplemental measure that is not defined by GAAP (a “non-GAAP measure”), to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

W. P. Carey 9/30/2024 10-Q – 38

Revenues

Total revenues decreased for the three and nine months ended September 30, 2024 as compared to the same periods in 2023, primarily due to lower lease revenues (substantially as a result of the Spin-Off and the Office Sale Program (Note 1)) and lower operating property revenues (substantially as a result of dispositions of hotel operating properties) (Note 4).

Net Income Attributable to W. P. Carey

Net income attributable to W. P. Carey decreased for the three months ended September 30, as compared to the same period in 2023, primarily due to a non-cash unrealized loss recognized on our investment in shares of Lineage during the current-year period (Note 8) and the impact of the Spin-Off and the Office Sale Program, partially offset by a gain on change in control of interests recognized in connection with the purchase of the remaining interest in a jointly owned investment during the current-year period (Note 7).

Net income attributable to W. P. Carey decreased for the three and nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to lower gain on sale of real estate, a non-cash unrealized loss recognized on our investment in shares of Lineage during the current-year period (Note 8), and the impact of the Spin-Off and the Office Sale Program, partially offset by a gain on change in control of interests recognized in connection with the purchase of the remaining interest in a jointly owned investment during the current-year period (Note 7).

AFFO

AFFO decreased for the three and nine months ended September 30, 2024 as compared to the same periods in 2023, primarily due to the impact of the Spin-Off and Office Sale Program.

W. P. Carey 9/30/2024 10-Q – 39

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

Portfolio Summary

Net-leased Properties	September 30, 2024	December 31, 2023
ABR (in thousands)	$1,333,585	$1,339,352
Number of net-leased properties	1,430	1,424
Number of tenants	346	336
Total square footage (in thousands)	171,797	172,668
Occupancy	98.8%	98.1%
Weighted-average lease term (in years)	12.2	11.7

Operating Properties
Number of operating properties:	84	96
Number of self-storage operating properties (a)	78	89
Number of hotel operating properties	4	5
Number of student housing operating properties	2	2
Occupancy (self-storage operating properties)	89.9%	90.3%

Number of countries	26	26
Total assets (in thousands)	$17,631,576	$17,976,783
Net investments in real estate (in thousands)	14,412,081	14,913,899

	Nine Months Ended September 30,
	2024	2023
Acquisition volume (in millions) (c)	$707.1	$944.5
Construction projects completed (in millions)	33.2	34.5
Average U.S. dollar/euro exchange rate	1.0870	1.0830
Average U.S. dollar/British pound sterling exchange rate	1.2769	1.2439

_________
(a)During the third quarter of 2024, we entered into net lease agreements for certain self-storage properties previously classified as operating properties. As a result, during the third quarter of 2024, we reclassified 12 self-storage properties from operating properties to net leases (Note 4, Note 7). In addition, we acquired one self-storage operating property during the nine months ended September 30, 2024 (Note 4).
(b)We sold one hotel operating property during the nine months ended September 30, 2024 (Note 4, Note 14).
(c)Amounts for the nine months ended September 30, 2024 and 2023 include $8.8 million and $36.6 million, respectively, of funding for a construction loan (Note 7). Amount for the nine months ended September 30, 2024 includes $83.9 million of sale-leasebacks classified as loans receivable (Note 5). Amount for the nine months ended September 30, 2024 includes the purchase of the remaining interest in a jointly owned investment for $10.5 million (Note 7).

W. P. Carey 9/30/2024 10-Q – 40

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at September 30, 2024 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
Extra Space Storage, Inc.	Net lease self-storage properties in the U.S. leased to publicly traded self-storage REIT	39	$35,557	2.7%	24.9
Apotex Pharmaceutical Holdings Inc. (a)	Pharmaceutical R&D and manufacturing properties in the Greater Toronto Area leased to generic drug manufacturer	11	32,473	2.4%	18.5
Metro Cash & Carry Italia S.p.A. (b)	Business-to-business retail stores in Italy leased to cash and carry wholesaler	19	29,146	2.2%	4.1
Hellweg Die Profi-Baumärkte GmbH & Co. KG (b) (c)	Retail properties in Germany leased to German DIY retailer	35	26,462	2.0%	19.4
Fortenova Grupa d.d. (b)	Grocery stores and one warehouse in Croatia leased to European food retailer	19	25,715	1.9%	9.6
OBI Group (b)	Retail properties in Poland leased to German DIY retailer	26	25,541	1.9%	6.6
ABC Technologies Holdings Inc. (a) (d)	Automotive parts manufacturing properties in the U.S., Canada and Mexico leased to OEM supplier	23	24,978	1.9%	18.6
Fedrigoni S.p.A (b)	Industrial and warehouse facilities in Germany, Italy and Spain leased to global manufacturer of premium packaging and labels	16	23,736	1.8%	19.2
Nord Anglia Education, Inc.	K-12 private schools in Orlando, Miami and Houston leased to international day and boarding school operator	3	22,963	1.7%	19.0
Eroski Sociedad Cooperativa (b)	Grocery stores and warehouses in Spain leased to Spanish food retailer	63	22,325	1.7%	11.5
		254	$268,896	20.2%	15.4
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
W. P. Carey 9/30/2024 10-Q – 41

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
Midwest
Illinois	$62,425	4.7%	9,892	5.7%
Ohio	40,613	3.0%	8,271	4.8%
Indiana	31,615	2.4%	5,516	3.2%
Michigan	24,347	1.8%	4,423	2.6%
Wisconsin	17,070	1.3%	3,242	1.9%
Other (b)	50,061	3.8%	7,165	4.2%
Total Midwest	226,131	17.0%	38,509	22.4%
South
Texas	81,187	6.1%	10,426	6.1%
Florida	38,608	2.9%	3,404	2.0%
Georgia	25,413	1.9%	4,067	2.4%
Tennessee	23,935	1.8%	3,865	2.2%
Alabama	22,806	1.7%	3,394	2.0%
Other (b)	16,332	1.2%	2,303	1.3%
Total South	208,281	15.6%	27,459	16.0%
East
North Carolina	40,771	3.1%	8,757	5.1%
Pennsylvania	31,534	2.4%	3,375	1.9%
South Carolina	22,796	1.7%	5,307	3.1%
New York	21,102	1.6%	2,224	1.3%
Kentucky	19,023	1.4%	3,143	1.8%
Massachusetts	16,505	1.2%	1,188	0.7%
Other (b)	46,421	3.5%	5,964	3.5%
Total East	198,152	14.9%	29,958	17.4%
West
California	57,834	4.3%	5,463	3.2%
Arizona	20,880	1.6%	2,269	1.3%
Utah	14,842	1.1%	2,021	1.2%
Other (b)	54,947	4.1%	4,965	2.9%
Total West	148,503	11.1%	14,718	8.6%
United States Total	781,067	58.6%	110,644	64.4%
International
Poland	64,978	4.9%	8,305	4.8%
The Netherlands	64,223	4.8%	7,054	4.1%
Italy	61,502	4.6%	8,183	4.8%
Germany	58,386	4.4%	5,971	3.5%
Canada (c)	54,983	4.1%	5,450	3.2%
United Kingdom	49,021	3.7%	4,206	2.4%
Spain	37,001	2.8%	3,073	1.8%
Croatia	26,580	2.0%	2,063	1.2%
Denmark	25,935	1.9%	3,002	1.7%
France	23,413	1.8%	1,679	1.0%
Lithuania	14,025	1.0%	1,640	1.0%
Mexico (d)	13,592	1.0%	2,489	1.4%
Other (e)	58,879	4.4%	8,038	4.7%
International Total	552,518	41.4%	61,153	35.6%
Total	$1,333,585	100.0%	171,797	100.0%

W. P. Carey 9/30/2024 10-Q – 42

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$471,138	35.3%	72,841	42.4%
Warehouse	376,463	28.2%	66,425	38.7%
Retail (f)	289,925	21.8%	21,345	12.4%
Other (g)	196,059	14.7%	11,186	6.5%
Total	$1,333,585	100.0%	171,797	100.0%
__________
(a)Includes square footage for any vacant properties.
(b)Other properties within Midwest include assets in Minnesota, Iowa, Kansas, Missouri, Nebraska, South Dakota, and North Dakota. Other properties within South include assets in Louisiana, Arkansas, Oklahoma, and Mississippi. Other properties within East include assets in New Jersey, Virginia, Connecticut, Maryland, West Virginia, New Hampshire, and Maine. Other properties within West include assets in Oregon, Colorado, Nevada, Washington, Hawaii, Idaho, Montana, Wyoming, and New Mexico.
(c)$49.5 million (90%) of ABR from properties in Canada is denominated in U.S. dollars, with the balance denominated in Canadian dollars.
(d)All ABR from properties in Mexico is denominated in U.S. dollars.
(e)Includes assets in Belgium, Hungary, Norway, Mauritius, Slovakia, Portugal, the Czech Republic, Austria, Sweden, Latvia, Japan, Finland, and Estonia.
(f)Includes automotive dealerships.
(g)Includes ABR from tenants within the following property types: education facility, self-storage (net lease), specialty, laboratory, hotel (net lease), office, research and development, and land.

W. P. Carey 9/30/2024 10-Q – 43

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$309,772	23.2%	37,092	21.6%
Consumer Services	115,785	8.7%	6,753	3.9%
Beverage and Food	109,852	8.2%	14,988	8.7%
Automotive	96,851	7.3%	14,743	8.6%
Grocery	88,116	6.6%	7,534	4.4%
Healthcare and Pharmaceuticals	71,886	5.4%	6,549	3.8%
Containers, Packaging, and Glass	59,614	4.5%	9,967	5.8%
Capital Equipment	49,036	3.7%	8,685	5.0%
Cargo Transportation	48,224	3.6%	7,659	4.5%
Hotel and Leisure	47,317	3.5%	2,214	1.3%
Durable Consumer Goods	46,964	3.5%	10,046	5.8%
Construction and Building	45,236	3.4%	8,262	4.8%
Chemicals, Plastics, and Rubber	41,271	3.1%	7,337	4.3%
Non-Durable Consumer Goods	39,287	2.9%	8,000	4.6%
Business Services	31,810	2.4%	3,415	2.0%
High Tech Industries	30,102	2.3%	4,066	2.4%
Metals	26,114	2.0%	4,565	2.7%
Wholesale	17,126	1.3%	2,984	1.7%
Telecommunications	14,680	1.1%	1,500	0.9%
Other (b)	44,542	3.3%	5,438	3.2%
Total	$1,333,585	100.0%	171,797	100.0%
__________
(a)Includes automotive dealerships.
(b)Includes ABR from tenants in the following industries: aerospace and defense, insurance, sovereign and public finance, environmental industries, media: advertising, printing, and publishing, oil and gas, consumer transportation, forest products and paper, banking, and electricity. Also includes square footage for vacant properties.

W. P. Carey 9/30/2024 10-Q – 44

Lease Expirations
(in thousands, except percentages, number of leases, and number of tenants)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
Remaining 2024	6	6	$4,435	0.3%	1,051	0.6%
2025	24	16	35,568	2.7%	4,610	2.7%
2026	38	29	62,075	4.7%	8,539	5.0%
2027	43	26	63,534	4.8%	7,149	4.2%
2028	41	25	55,056	4.1%	4,465	2.6%
2029	61	34	78,455	5.9%	9,376	5.4%
2030	32	28	36,528	2.7%	3,930	2.3%
2031	38	21	69,438	5.2%	8,457	4.9%
2032	37	20	37,422	2.8%	5,326	3.1%
2033	29	22	79,107	5.9%	11,790	6.9%
2034	56	25	84,943	6.4%	9,509	5.5%
2035	19	15	37,012	2.8%	6,440	3.7%
2036	44	18	71,250	5.3%	10,827	6.3%
2037	32	16	40,861	3.1%	5,454	3.2%
Thereafter (>2037)	285	121	577,901	43.3%	72,795	42.4%
Vacant	—	—	—	—%	2,079	1.2%
Total	785		$1,333,585	100.0%	171,797	100.0%
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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of September 30, 2024. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties and is presented on a pro rata basis.

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

W. P. Carey 9/30/2024 10-Q – 45

Revenues

The following table presents revenues (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Real Estate Revenues
Lease revenues from:
Existing net-leased properties	$292,289	$285,110	$7,179	$862,934	$848,567	$14,367
Recently acquired net-leased properties	39,928	21,595	18,333	106,086	41,284	64,802
Net-leased properties sold, held for sale, derecognized, or reclassified to operating properties	1,822	62,454	(60,632)	11,374	200,768	(189,394)
Total lease revenues (includes reimbursable tenant costs)	334,039	369,159	(35,120)	980,394	1,090,619	(110,225)
Income from finance leases and loans receivable	15,712	27,575	(11,863)	56,466	75,641	(19,175)
Operating property revenues from:
Existing operating properties	28,374	28,561	(187)	84,014	83,386	628
Operating properties recently reclassified from net-leased properties or recently acquired	8,215	7,783	432	22,720	18,620	4,100
Operating properties sold, held for sale, derecognized, or reclassified to net-leased properties	734	12,874	(12,140)	5,947	38,774	(32,827)
Total operating property revenues	37,323	49,218	(11,895)	112,681	140,780	(28,099)
Other lease-related income	7,701	2,310	5,391	19,005	20,723	(1,718)
Investment Management Revenues
Asset management revenue	1,557	194	1,363	5,136	836	4,300
Other advisory income and reimbursements	1,051	97	954	3,171	322	2,849
	$397,383	$448,553	$(51,170)	$1,176,853	$1,328,921	$(152,068)

W. P. Carey 9/30/2024 10-Q – 46

Lease Revenues

“Existing net-leased properties” are those that we acquired or placed into service prior to January 1, 2023 and that were not sold, held for sale, derecognized, or reclassified to operating properties during the periods presented. For the periods presented, there were 1,109 existing net-leased properties, including 12 self-storage properties that converted from operating properties to net leases during the third quarter of 2024 (Note 4, Note 7).

For the three and nine months ended September 30, 2024 as compared to the same periods in 2023, lease revenues from existing net-leased properties increased due to the following items (in millions):
__________
(a)During the first quarter of 2024, we entered into a lease restructuring with our tenant Hellweg, which included (i) abated rent from January 1, 2024 to March 31, 2024, (ii) a reduction in annual base rent, and (iii) the reclassification of 13 properties leased to this tenant from direct financing leases to operating leases (Note 5).
(b)Excludes fixed minimum rent increases, which are reflected as straight-line rent adjustments within lease revenues.
(c)Includes (i) lease revenues of $0.9 million from 12 self-storage operating properties that were converted to net leases on September 1, 2024 (Note 4, Note 7) and (ii) an increase in lease revenues of $0.4 million as a result of a lease restructuring for 27 existing net-leased self-storage properties that was executed on September 1, 2024.
W. P. Carey 9/30/2024 10-Q – 47

“Recently acquired net-leased properties” are those that we acquired or placed into service subsequent to December 31, 2022 and that were not sold or held for sale during the periods presented. Since January 1, 2023, we acquired 29 investments (comprised of 227 properties).

“Net-leased properties sold, held for sale, derecognized, or reclassified to operating properties” include:

•171 net-leased properties disposed of during the nine months ended September 30, 2024;
•one net-leased property classified as held for sale at September 30, 2024 (Note 4);
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

W. P. Carey 9/30/2024 10-Q – 48

Income from Finance Leases and Loans Receivable

For the three and nine months ended September 30, 2024 as compared to the same periods in 2023, income from finance leases and loans receivable decreased due to the following items (in millions):
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
(c)Represents interest income from a secured loan receivable of $15.0 million that we provided in connection with a property disposition in June 2024, which was repaid in full in September 2024 (Note 5).

W. P. Carey 9/30/2024 10-Q – 49

Operating Property Revenues and Expenses

“Existing operating properties” are those that we acquired or placed into service prior to January 1, 2023 and that were not sold, held for sale, or reclassified to net-leased properties during the periods presented. For the periods presented, we recorded operating property revenues from 75 existing operating properties, comprised of 72 self-storage operating properties, two student housing operating properties, and one hotel operating property.

“Operating properties recently reclassified from net-leased properties or recently acquired” include (i) three net-leased hotel properties that converted to operating properties in the first quarter of 2023 (after which we began recognizing operating property revenues and expenses from these properties), (ii) five self-storage operating properties acquired during 2023, and (iii) one self-storage operating property acquired during the third quarter of 2024.

“Operating properties sold, held for sale, derecognized, or reclassified to net-leased properties” are comprised of (i) eight hotel operating properties disposed of during 2023 and 2024, (ii) a parking garage attached to a net-leased property that was derecognized in connection with the Spin-Off, and (iii) three self-storage operating properties that were reclassified to net-leased properties during the third quarter of 2024.

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

Operating Expenses

Depreciation and Amortization

For the three and nine months ended September 30, 2024 as compared to the same periods in 2023, depreciation and amortization expense decreased primarily due to the impact of the Spin-Off, the Office Sale Program, and other dispositions, partially offset by the impact of property acquisition activity and certain tenant vacancies (amortization of intangible assets for such properties was accelerated upon vacancy).

Stock-Based Compensation Expense

For the three and nine months ended September 30, 2024, as compared to the same periods in 2023, stock-based compensation expense increased by $4.4 million and $5.4 million, respectively. The increases were primarily due to (i) changes in projected PSU payouts of $2.7 million and $3.3 million, respectively, (ii) the modification of RSUs and PSUs in connection with an executive departure totaling $1.4 million and $1.5 million, respectively, and (iii) the higher value of RSUs granted in 2024 compared to those RSUs that vested in 2024 totaling $0.3 million and $0.6 million, respectively.

Property Expenses, Excluding Reimbursable Tenant Costs

For the three months ended September 30, 2024 as compared to the same period in 2023, property expenses, excluding reimbursable tenant costs, decreased by $2.0 million primarily due to the impact of the Spin-Off, the Office Sale Program, and other dispositions.

W. P. Carey 9/30/2024 10-Q – 50

For the nine months ended September 30, 2024 as compared to the same period in 2023, property expenses, excluding reimbursable tenant costs, increased by $5.9 million primarily due to the release of real estate taxes accrued for a cash basis tenant during the prior year period. The tenant was previously not current on real estate taxes due, and repaid the outstanding amount in the second quarter of 2023. This increase was partially offset by the impact of the Spin-Off, the Office Sale Program, and other dispositions.

Merger and Other Expenses

For the nine months ended September 30, 2024, merger and other expenses are primarily comprised of the write-off of a value added tax receivable that was previously recorded in connection with an international investment.

For the three and nine months ended September 30, 2023, merger and other expenses are primarily comprised of costs incurred in connection with the Spin-Off, which was completed in November 2023 (Note 1).

Impairment Charges — Real Estate

Our impairment charges on real estate are more fully described in Note 8.

Other Income and Expenses, and Provision for Income Taxes

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on (i) foreign currency exchange rate movements, (ii) extinguishment of debt, and (iii) the mark-to-market fair value of equity securities, as well as changes in the allowance for credit losses on finance receivables. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation. Certain of our foreign currency-denominated unsecured debt instruments were designated as net investment hedges during the three and nine months ended September 30, 2024 and 2023. Therefore, no gains and losses on foreign currency exchange rate movements were recognized on the remeasurement of such instruments during those periods (Note 9).

The following table presents other gains and (losses) (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Other Gains and (Losses)
Non-cash unrealized losses related to a decrease in the fair value of our investment in shares of Lineage Logistics (Note 8)	$(43,600)	$—	$(43,600)	$(43,600)	$—	$(43,600)
Net realized and unrealized (losses) gains on foreign currency exchange rate movements (a)	(17,308)	(365)	(16,943)	(17,046)	1,014	(18,060)
Change in allowance for credit losses on finance receivables (Note 5)	(15,895)	2,484	(18,379)	(10,798)	6,113	(16,911)
(Loss) gain on extinguishment of debt	(23)	(275)	252	(81)	2,387	(2,468)
Gain on repayment of secured loan receivable (b)	—	—	—	10,650	—	10,650
Other	(281)	1,015	(1,296)	111	79	32
	$(77,107)	$2,859	$(79,966)	$(60,764)	$9,593	$(70,357)
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
(b)We acquired a secured loan receivable with a fair value of $13.3 million in our merger with a former affiliate, Corporate Property Associates 17 – Global Incorporated, in October 2018, for which the outstanding principal of $24.0 million was fully repaid to us in March 2024 (Note 5). Therefore, we recorded a $10.7 million gain on repayment of this secured loan receivable during the nine months ended September 30, 2024.
W. P. Carey 9/30/2024 10-Q – 51

Interest Expense

For the three and nine months ended September 30, 2024 as compared to the same periods in 2023, interest expense decreased by $4.4 million and $13.2 million, respectively, primarily due to (i) lower outstanding balances on our Unsecured Revolving Credit Facility, (ii) the reduction of our mortgage debt outstanding by prepaying or repaying at or close to maturity a total of $544.6 million of non-recourse mortgage loans with a weighted-average interest rate of 4.7% since January 1, 2023 (Note 10), and (iii) the derecognition of non-recourse mortgage loans with an aggregate carrying value totaling $164.7 million in connection with the Spin-Off on November 1, 2023, partially offset by (i) higher outstanding balances and interest rates on our Senior Unsecured Notes and (ii) our Unsecured Term Loan due 2026 that we entered into in April 2023 (Note 10).

The following table presents certain information about our outstanding debt (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Average outstanding debt balance	$7,993,827	$8,595,115	$7,923,491	$8,473,580
Weighted-average interest rate	3.4%	3.3%	3.2%	3.2%

Gain on Change in Control of Interests

On September 1, 2024, we acquired the remaining interest in an investment in which we already had a joint interest and accounted for under the equity method. Due to the change in control of this jointly owned investment, we recorded a gain on change in control of interests of $31.8 million reflecting the difference between our carrying value and the fair value of our previously held equity interest. Subsequent to this acquisition, we consolidated this wholly owned investment (Note 7).

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gains and losses on the sale of properties that were (i) disposed of, (ii) subject to the exercise of a purchase option, (iii) subject to a purchase agreement resulting in a lease modification during the reporting period, or (iv) included in assets held for sale and subject to a revised estimated purchase price, during the reporting period, as more fully described in Note 4, Note 5 and Note 14.

Non-Operating Income

Non-operating income primarily consists of interest income on our cash deposits, realized gains and losses on derivative instruments, and dividends from equity securities.

The following table presents non-operating income (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Non-Operating Income
Interest income on our cash deposits (a)	$9,934	$1,123	$8,811	$25,181	$2,406	$22,775
Dividends from our investment in Lineage (Note 8)	2,107	—	2,107	5,139	—	5,139
Realized gains on foreign currency collars (Note 9)	1,628	3,739	(2,111)	8,069	11,591	(3,522)
	$13,669	$4,862	$8,807	$38,389	$13,997	$24,392
__________
(a)Increases for the three and nine months ended September 30, 2024 as compared to the same periods in 2023 are due to higher cash deposit balances as a result of proceeds from issuances of Senior Unsecured Notes (Note 10), the Spin-Off, the Office Sale Program, and other dispositions.

W. P. Carey 9/30/2024 10-Q – 52

Earnings from Equity Method Investments

Our equity method investments are more fully described in Note 7. The following table presents earnings from equity method investments (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Earnings from Equity Method Investments
Earnings from Las Vegas Retail Complex (a)	$5,125	$3,200	$1,925	$13,454	$9,069	$4,385
Earnings from Johnson Self Storage (b)	868	1,204	(336)	3,217	3,428	(211)
Earnings from Harmon Retail Center	212	213	(1)	641	639	2
Earnings from Kesko Senukai (c)	(81)	361	(442)	312	1,433	(1,121)
	$6,124	$4,978	$1,146	$17,624	$14,569	$3,055
__________
(a)Increase is due to funding of this construction loan since January 1, 2023, which has an interest rate of 6.0%.
(b)On September 1, 2024, we acquired the remaining 10% controlling interest in the Johnson Self Storage jointly owned investment, bringing our ownership interest to 100%. Following this acquisition, we no longer recognize equity income from this consolidated investment (Note 7).
(c)Decrease is due to higher interest expense as a result of refinancing the non-recourse mortgage loan encumbering the properties during the second quarter of 2024.

Provision for Income Taxes

For the three months ended September 30, 2024 as compared to the same period in 2023, provision for income taxes increased by $4.0 million, primarily due to a deferred tax benefit recognized during the prior year period related to an impairment charge recorded on a foreign property.

For the nine months ended September 30, 2024 as compared to the same period in 2023, provision for income taxes decreased by $6.4 million, primarily due to (i) the impact of international lease restructurings during the current year period, (ii) the impact of international office property dispositions, and (iii) the release of deferred tax assets in connection with the tax restructuring of certain international properties during the prior year period, partially offset by a deferred tax benefit recognized during the prior year period related to an impairment charge recorded on a foreign property.

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

Operating Activities — Net cash provided by operating activities increased by $724.1 million during the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to $807.0 million of proceeds received from the sales of net investments in sales-types leases during the current year period (Note 5), partially offset by the impact of the Spin-Off and Office Sale Program (Note 1).

W. P. Carey 9/30/2024 10-Q – 53

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

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	September 30, 2024	December 31, 2023
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$6,134,810	$6,035,686
Unsecured Term Loans subject to interest rate swaps (a)	557,508	549,109
Non-recourse mortgages (a) (b)	424,084	513,863
	7,116,402	7,098,658
Variable rate:
Unsecured Term Loans (a)	598,934	576,455
Unsecured Revolving Credit Facility	229,607	403,785
Non-recourse mortgages (a)	27,878	65,284
	856,419	1,045,524
	$7,972,821	$8,144,182

Percent of Total Debt
Fixed rate	89%	87%
Variable rate	11%	13%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.1%	2.9%
Variable rate (c)	4.8%	5.1%
Total debt	3.3%	3.2%

__________
(a)Aggregate debt balance includes unamortized discount, net, totaling $35.7 million and $31.8 million as of September 30, 2024 and December 31, 2023, respectively, and unamortized deferred financing costs totaling $28.0 million and $21.5 million as of September 30, 2024 and December 31, 2023, respectively.
(b)Includes non-recourse mortgages subject to variable-to-fixed interest rate swaps totaling $50.6 million and $45.0 million as of September 30, 2024 and December 31, 2023, respectively.
(c)The impact of our interest rate caps is reflected in the weighted-average interest rates.

W. P. Carey 9/30/2024 10-Q – 54

Cash Resources

At September 30, 2024, our cash resources consisted of the following:

•cash and cash equivalents totaling $818.2 million. Of this amount, $142.0 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•funds totaling $27.0 million that are held by an intermediary and have been designated for future 1031 Exchange transactions (Note 2);
•our Unsecured Revolving Credit Facility, with available capacity of approximately $1.8 billion (net of amounts reserved for standby letters of credit totaling $5.9 million); and
•unleveraged properties that had an aggregate asset carrying value of approximately $13.4 billion at September 30, 2024, although there can be no assurance that we would be able to obtain financing for these properties.

We may also access the capital markets through additional debt (denominated in both U.S. dollars and euros) and equity offerings, as well as term loans and other bank debt.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements and Liquidity

As of September 30, 2024, we had (i) $818.2 million of cash and cash equivalents, (ii) $27.0 million of funds that are held by an intermediary and have been designated for future 1031 Exchange transactions (Note 2), and (iii) approximately $1.8 billion of available capacity under our Unsecured Revolving Credit Facility (net of amounts reserved for standby letters of credit totaling $5.9 million). As of September 30, 2024, scheduled debt principal payments total $7.3 million during the remainder of 2024 and $709.5 million during 2025 (Note 10).

During the next 12 months following September 30, 2024 and thereafter, we expect that our significant cash requirements will include:

•paying dividends to our stockholders;
•funding acquisitions of new investments (Note 4);
•funding future capital commitments (Note 4) and tenant improvement allowances;
•making scheduled principal and balloon payments on our debt obligations, including $450 million of senior notes due in February 2025 (Note 10);
•making scheduled interest payments on our debt obligations (future interest payments total $1.2 billion, with $250.3 million due during the next 12 months; interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at September 30, 2024); and
•other normal recurring operating expenses.

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

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at September 30, 2024.

W. P. Carey 9/30/2024 10-Q – 55

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

W. P. Carey 9/30/2024 10-Q – 56

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to W. P. Carey	$111,698	$125,040	$413,816	$564,040
Adjustments:
Depreciation and amortization of real property	115,028	144,111	369,981	442,911
Gain on change in control of interests (a)	(31,849)	—	(31,849)	—
Gain on sale of real estate, net (b)	(15,534)	(2,401)	(70,342)	(181,958)
Impairment charges — real estate	—	15,173	15,752	15,173
Proportionate share of adjustments to earnings from equity method investments (c)	3,028	2,950	8,992	8,439
Proportionate share of adjustments for noncontrolling interests (d)	(96)	34	(300)	(533)
Total adjustments	70,577	159,867	292,234	284,032
FFO (as defined by NAREIT) attributable to W. P. Carey	182,275	284,907	706,050	848,072
Adjustments:
Other (gains) and losses (e)	77,107	(2,859)	60,764	(9,593)
Straight-line and other leasing and financing adjustments	(21,187)	(18,662)	(56,050)	(52,798)
Stock-based compensation	13,468	9,050	31,227	25,811
Above- and below-market rent intangible lease amortization, net	6,263	7,835	16,097	27,520
Amortization of deferred financing costs	4,851	4,805	13,994	15,649
Tax benefit — deferred and other	(1,576)	(4,349)	(4,341)	(2,706)
Other amortization and non-cash items	587	584	1,746	1,583
Merger and other expenses (f)	283	4,152	4,941	5,595
Proportionate share of adjustments to earnings from equity method investments (c)	(2,632)	(691)	(5,797)	(1,872)
Proportionate share of adjustments for noncontrolling interests (d)	(91)	(380)	(292)	(344)
Total adjustments	77,073	(515)	62,289	8,845
AFFO attributable to W. P. Carey	$259,348	$284,392	$768,339	$856,917

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$182,275	$284,907	$706,050	$848,072
AFFO attributable to W. P. Carey	$259,348	$284,392	$768,339	$856,917
__________
(a)Amounts for the three and nine months ended September 30, 2024 represent a gain recognized on the remaining interest in an investment acquired during the third quarter of 2024, which we had previously accounted for under the equity method (Note 7).
(b)Amount for the nine months ended September 30, 2023 includes a gain on sale of real estate of $176.2 million recognized upon the reclassification of a portfolio of 78 net-lease self-storage properties to net investments in sales-type leases. This portfolio was sold in the first quarter of 2024 (Note 5).
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
(e)Primarily comprised of gains and losses on extinguishment of debt, the mark-to-market fair value of equity securities, and foreign currency exchange rate movements, as well as non-cash allowance for credit losses on loans receivable and finance leases. Amounts for the three and nine months ended September 30, 2024 include a mark-to-market unrealized loss for our investment in shares of Lineage of $43.6 million (Note 8).
W. P. Carey 9/30/2024 10-Q – 57

(f)Amount for the nine months ended September 30, 2024 is primarily comprised of the write-off of a value added tax receivable that was previously recorded in connection with an international investment. Amounts for the three and nine months ended September 30, 2023 are primarily comprised of costs incurred in connection with the Spin-Off (Note 1).

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

Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2024 (in thousands):

	2024 (Remainder)	2025	2026	2027	2028	Thereafter	Total	Fair Value
Fixed-rate debt (a) (b)	$7,261	$681,635	$1,560,704	$570,246	$634,372	$3,722,278	$7,176,496	$6,806,235
Variable-rate debt (a)	$—	$27,878	$—	$—	$602,554	$229,607	$860,039	$891,300
__________
(a)Amounts are based on the exchange rate at September 30, 2024, as applicable.
(b)Amounts include non-recourse mortgages and unsecured term loans subject to variable-to-fixed interest rate swaps. Amounts are primarily comprised of principal payments for our Senior Unsecured Notes (Note 10).

The estimated fair value of our fixed-rate debt and our variable-rate debt is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at September 30, 2024 would increase or decrease by $4.8 million for our euro-denominated debt, by $3.6 million for our British pound sterling-denominated debt, and by $0.2 million for our Japanese yen-denominated debt, for each respective 1% change in annual interest rates.

W. P. Carey 9/30/2024 10-Q – 58

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Danish krone, the Canadian dollar, the Japanese yen, and certain other currencies which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed several offerings of euro-denominated senior notes, and have borrowed under our Senior Unsecured Credit Facility and Unsecured Term Loan due 2026 in foreign currencies, including the euro, British pound sterling, and Japanese yen (Note 10). Volatile market conditions arising from certain macroeconomic factors may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, British pound sterling, or Danish krone and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at September 30, 2024 of $2.3 million, $0.3 million, and $0.3 million, respectively, excluding the impact of our derivative instruments.

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

W. P. Carey 9/30/2024 10-Q – 59

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2024 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 9/30/2024 10-Q – 60

PART II — OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
10.1	First Amendment, dated as of September 20, 2024, to Fifth Amended and Restated Credit Agreement, dated as of December 14, 2023, is entered into among W. P. Carey Inc., as Parent Borrower, each of the Lenders party hereto, and JP Morgan Chase Bank, as administrative agent	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

W. P. Carey 9/30/2024 10-Q – 61

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.

Date:	October 30, 2024	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	October 30, 2024	By:	/s/ Brian Zander
Brian Zander
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 9/30/2024 10-Q – 62