Form 10-K
period 2024-12-31
W. P. Carey Inc.
filed 2025-02-12
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of last business day of the registrant’s most recently completed second fiscal quarter: $12.0 billion.
As of February 7, 2025, there were 218,849,396 shares of Common Stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

W. P. Carey 2024 10-K – 1

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

W. P. Carey 2024 10-K – 2

PART I

Item 1. Business.

General Development of Business

W. P. Carey Inc. (“W. P. Carey” or the “Company”) is an internally-managed diversified REIT that, together with our consolidated subsidiaries and predecessors, is a leading owner of commercial real estate, net-leased to companies located primarily in the United States and Northern and Western Europe on a long-term basis. The vast majority of our revenues originate from lease revenue provided by our real estate portfolio, which is comprised primarily of single-tenant industrial, warehouse, retail, and self-storage facilities that are critical to our tenants’ operations. Our portfolio is comprised of 1,555 properties, net-leased to 355 tenants in 26 countries. As of December 31, 2024, approximately 61% of our contractual minimum annualized base rent (“ABR”) was generated by properties located in the United States and approximately 33% was generated by properties located in Europe. As of that same date, our portfolio included 84 operating properties, comprised of 78 self-storage properties, four hotels, and two student housing properties.

In September 2023, we announced a plan to exit the office assets within our portfolio by (i) spinning-off 59 office properties into Net Lease Office Properties, a Maryland real estate investment trust (“NLOP”), so that it became a separate publicly-traded REIT (the “Spin-Off”), and (ii) implementing an asset sale program to dispose of certain office properties retained by us (the “Office Sale Program”), which was completed in 2024 (Note 1).

On November 1, 2023, we completed the Spin-Off, contributing 59 office properties to NLOP (Note 3). Following the closing of the Spin-Off, NLOP operates as a separate publicly-traded REIT, which we externally manage pursuant to certain advisory agreements (the “NLOP Advisory Agreements”).

On August 1, 2022, one of our former investment programs, Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global”), merged with and into one of our indirect subsidiaries (the “CPA:18 Merger”), which added approximately $2.2 billion of real estate assets to our portfolio. Following the close of the CPA:18 Merger, our advisory agreements with CPA:18 – Global were terminated (Note 4).

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

W. P. Carey 2024 10-K – 3

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

Effective January 1, 2024, we no longer separately analyze our business between real estate operations and investment management operations, and instead view the business as one reportable segment, since our investment management operations have been determined to be both quantitatively and qualitatively insignificant to the Company’s business. Our business is characterized as investing in operationally-critical, single-tenant commercial real estate properties that are leased on a long-term basis, from which we earn lease revenues. These economic characteristics are similar across various property types, geographic locations, and industries in which our tenants operate and therefore considered one operating segment. As a result of this change, we have conformed prior period segment information to reflect how we currently view our business (Note 1).

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

Diversification — We attempt to diversify our portfolio to avoid undue dependence on any one particular tenant, borrower, collateral type, geographic location, or industry. By diversifying our portfolio, we seek to reduce the adverse effect of a single underperforming investment or a downturn in any particular industry or geographic region. While we do not set any fixed diversity metrics in our portfolio, we believe that it is well-diversified across these categories.

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

W. P. Carey 2024 10-K – 4

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

Financing Strategies

We believe in maintaining ample liquidity, a conservative capital structure, and access to multiple forms of capital. We preserve balance sheet flexibility and liquidity by maintaining significant capacity on our $2.0 billion unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”). We generally use the Unsecured Revolving Credit Facility to fund our immediate business needs, including new investments and the repayment of outstanding debt. We seek to replace short-term financing with more permanent forms of capital, including, but not limited to, common stock, unsecured forms of debt such as public bonds, private placements and bank debt, and proceeds from asset sales. We also use cash flow retained from our operations to fund our business needs. When evaluating which form of capital to pursue, we take into consideration multiple factors, including our corporate leverage levels and targets, and the most attractive source of capital available to us. We may choose to issue unsecured bonds, notes and bank debt denominated in foreign currencies in part to fund international acquisitions, unencumber assets, and mitigate our exposure to fluctuations in exchange rates. While we expect to maintain an investment grade rating, which places limitations on the amount of leverage acceptable in our capital structure, and access to a wide variety of capital sources, there can be no assurance that we will be able to do so in the future.

W. P. Carey 2024 10-K – 5

Our Portfolio

At December 31, 2024, our portfolio had the following characteristics:

•Number of properties — full or partial ownership interests in 1,555 net-leased properties, 78 self-storage operating properties, four operating hotels, and two student housing operating properties;
•Total net-leased square footage — approximately 176 million; and
•Net-lease occupancy rate — approximately 98.6%.

For more information about our portfolio, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview.

Tenant/Lease Information

At December 31, 2024, our tenants/leases had the following characteristics:

•Number of tenants — 355;
•Investment grade tenants as a percentage of total ABR — 16%;
•Implied investment grade tenants as a percentage of total ABR — 8%;
•Weighted-average lease term — 12.3 years;
•99.6% of our leases as a percentage of total ABR provide rent adjustments as follows:
◦CPI and similar — 50.7%
◦Fixed — 45.7%
◦Other — 3.2%

Human Capital

Investing in Our Employees

At December 31, 2024, we had 203 employees, 146 of which were located in the United States and 57 of which were located in Europe. We seek to hire and retain a highly qualified workforce in compliance with applicable federal and other laws and regulations. We strive to make W. P. Carey a great place to work by attracting a diverse pool of the best and brightest applicants and making them feel supported as they grow with the company. We offer various types of training, including trainings focused on maintaining a supportive corporate culture, safety and cybersecurity trainings, executive coaching to facilitate leadership development and trainings focused on job skills and development. By engaging with our employees and investing in their careers through training and development, we have built a talented workforce capable of executing our business strategies.

Inclusive Culture

We believe that our success is dependent upon the diverse backgrounds and perspectives of our employees and directors. W. P. Carey is an equal opportunity employer and considers qualified applicants regardless of race, color, religion, sexual orientation, gender, gender identity or expression, national origin, age, disability, military or veteran status, genetic information, or other statuses protected by applicable federal, state, and local law. We actively work to foster an inclusive corporate culture that respects differences in race, sexual orientation and gender identity, national origin, creeds, and other differences.

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

W. P. Carey 2024 10-K – 6

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

Our Code of Business Conduct and Ethics, which applies to all directors, officers, and employees, including our chief executive officer and chief financial officer, is also available on our website. We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics within four business days after any such amendments or waivers. We are providing our website address solely for the information of investors and do not intend for it to be an active link. We do not intend to incorporate the information contained on our website into this Report or other documents filed with or furnished to the SEC.

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

Our portfolio is concentrated by tenant industry and geographic location.

We are not required to meet any tenant industry, geographic diversification or property-type standards. Therefore, our investments may become concentrated by tenant industry, geographic location, type or tenant which could subject us to significant risks with potentially adverse effects on our investment objectives. For example, 22% of our ABR as of December 31, 2024 is concentrated by tenant industry in retail stores and 67% of our ABR as of December 31, 2024 is concentrated in properties located in North America.

Because we invest in properties located outside the United States, we are exposed to additional risks.

We have invested, and may continue to invest, in properties located outside the United States. At December 31, 2024, our real estate properties located outside of the United States represented 39% of our ABR and our real estate properties located in Europe represented 33% of our ABR. These investments may be affected by factors particular to the local jurisdiction where the property is located and may expose us to additional risks, including:

•enactment of laws relating to foreign ownership of property (including expropriation of investments), or laws and regulations relating to our ability to repatriate invested capital, profits, or cash and cash equivalents back to the United States;
•legal systems where the ability to enforce contractual rights and remedies may be more limited than under U.S. law;

W. P. Carey 2024 10-K – 7

•trade disputes with other countries, the possibility of changes to some international trade agreements, and government regulatory actions, including the imposition of tariffs, trade barriers or other protectionist actions;
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

Inflation and high interest rates have adversely affected our financial condition and results of operations and may continue to do so in the future.

Periods of inflation and elevated interest rates, particularly when sustained over a longer time horizon, have an adverse impact on our operations and financial condition. Net leases typically require our tenants to pay all property operating costs, including increases from inflation, and thus reduce our direct exposure to inflation in property expenses. However, inflationary pressures on property expenses at properties not subject to triple-net leases can and have caused us to incur additional expense. Inflation can and has impacted other expenses incurred by us including general and administrative costs. Elevated interest rates have also increased the cost of our variable-rate debt and new debt obligations we have entered into, negatively impacting the results of our operations and limiting our investment opportunities. Higher interest rates are often the result of challenges in the broader financing markets, and such challenges could impact our ability to arrange third-party debt, including to refinance maturing debt in part or in whole when due. If we are unable to find alternative credit arrangements or other funding sources, our financing needs may not be adequately met.

W. P. Carey 2024 10-K – 8

While the vast majority of our leases contain rent escalators, including inflation-linked rent escalators, expenses due to inflation or elevated interest rates could increase at a rate higher than our rental and other revenue. In the event an increase in our expenses is not sufficiently offset by contractual rent increases or increases in other revenue, we may be required to implement measures to conserve cash or preserve liquidity. Certain financial covenants could be affected by higher operating and debt service costs, which may also place restrictions on our liquidity. Furthermore, tenants and potential tenants of our properties may be adversely impacted by inflation and high interest rates, which could negatively impact our tenants’ ability to pay rent and the demand for our properties.

A significant amount of our leases will expire within the next five years and we may have difficulty re-leasing or selling our properties if tenants do not renew their leases.

Approximately 20% of our leases, based on our ABR as of December 31, 2024, are due to expire within the next five years. If these leases are not renewed or if the properties cannot be re-leased on terms that yield comparable payments, our lease revenues could be substantially adversely affected. In addition, when attempting to re-lease such properties, we may incur significant costs and the terms of any new or renewed leases will depend on prevailing market conditions at that time. We may also seek to sell such properties and incur losses due to prevailing market conditions. Some of our properties are designed for the particular needs of a tenant; thus, we may be required to renovate or make rent concessions in order to lease the property to another tenant. If we need to sell such properties, we may have difficulty selling it to a third party due to the property’s unique design. Real estate investments are generally less liquid than many other financial assets, which may limit our ability to quickly adjust our portfolio in response to changes in economic or other conditions. These and other limitations may adversely affect returns to our stockholders.

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

We are subject to laws and regulations related to climate change. For example, the State of California has enacted climate change disclosure requirements, including emissions requirements. In addition, the European Union Corporate Sustainability Reporting Directive (CSRD) became effective in 2023 and requires expansive disclosures on various sustainability topics. Regulations and other expectations are not uniform, and may be inconsistently interpreted or applied, which can increase the complexity and costs of compliance as well as any associated litigation or enforcement risks.

W. P. Carey 2024 10-K – 9

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

Our properties have historically been impacted by severe weather, but the effects have been small or moderate in scope. In the future, the adverse impacts from hurricanes, water shortages, changing sea levels, flooding, wildfires and other severe weather conditions are likely to worsen as a result of climate change. These events have resulted in and may in the future result in property damage and closures and may adversely impact the operations of our tenants and their ability to fulfill their obligations under their leases. Even if these events do not directly impact our properties, they have impacted and may continue to impact us and our tenants through increases in insurance, energy or other costs. In addition, the ongoing transition to non-carbon based energy presents certain risks for us and our tenants, including risks related to high energy costs and energy shortages, among other things. Changes in laws or regulations, including federal, state, or local laws, relating to climate change could result in increased capital expenditures to improve the energy efficiency of our properties.

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

W. P. Carey 2024 10-K – 10

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

Our success is materially dependent on the financial stability of our tenants.

The success of our business is dependent on the financial stability of the tenants occupying our properties. A default of a tenant on its lease payments may cause us to lose some of the anticipated revenue from an investment property.

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

High interest rates, inflation, the imposition of tariffs, heightened vacancy rates, extended loan maturities and an environment of increased loan delinquencies, may severely affect our tenants’ businesses, financial condition and liquidity, leading to an increase in tenant bankruptcy or insolvency. In addition, a portion of our tenants may fail to meet their obligations to us in full (or at all), or may otherwise seek modifications of such obligations, which would reduce our revenue and increase our expenses.

W. P. Carey 2024 10-K – 11

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

Our consolidated indebtedness as of December 31, 2024, was approximately $8.0 billion, representing a consolidated debt to gross assets ratio of approximately 41.6%. This consolidated indebtedness was comprised of (i) $6.5 billion in Senior Unsecured Notes (as defined in Note 12), (ii) $55.4 million outstanding under our Unsecured Revolving Credit Facility (as defined in Note 12), (iii) $1.1 billion outstanding under our Unsecured Term Loans (as defined in Note 12), and (iv) $401.8 million in non-recourse mortgage loans on various properties. Our level of indebtedness could have significant adverse consequences on our business and operations, including the following:

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

W. P. Carey 2024 10-K – 12

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

At December 31, 2024, we had $401.8 million of property-level mortgage debt on a non-recourse basis, which limits our exposure on any property to the amount of equity invested in the property. If we are unable to make our mortgage-related debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our mortgage loan transactions typically incorporated various covenants and other provisions (including loan to value ratio, debt service coverage ratio, and material adverse changes in the borrower’s or tenant’s business) that can cause a technical loan default. Accordingly, if the real estate value declines or the tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which could reduce the value of our portfolio and revenues available for distribution to our stockholders.

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

Certain provisions of our charter and of the Maryland General Corporation Law (“MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control that could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

•to protect against the loss of our REIT status due to concentration of ownership levels, our charter generally limits the ability of a person, to own, actually or constructively, more than 9.8%, in either value or number of shares, whichever is more restrictive, of our aggregate outstanding shares of common stock or preferred stock. Our board of directors (our “Board”), in its sole discretion, may exempt a person from such ownership limits, provided that they obtain such representations, covenants, and undertakings as appropriate to determine that the exemption would not affect our REIT status. Our Board may also increase or decrease the common stock ownership limit and/or the aggregate stock ownership limit, so long as the change would not result in five or fewer persons beneficially owning more than 49.9% in value of our outstanding stock;

W. P. Carey 2024 10-K – 13

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

W. P. Carey 2024 10-K – 14

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
•be subject to federal and state income tax, including a 15% corporate minimum tax on certain corporations and a 1% excise tax on certain stock repurchases by certain corporations on our taxable income at regular corporate rate; and
•be barred from qualifying as a REIT for the four taxable years following the year when we were disqualified.

If we fail to make required distributions, we may be subject to federal corporate income tax.

We intend to declare regular quarterly distributions, the amount of which will be determined, and is subject to adjustment, by our Board. To continue to qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and excluding net capital gain) each year to our stockholders. Generally, we expect to distribute all, or substantially all, of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income and we may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes or the effect of nondeductible expenditures (e.g., capital expenditures, payments of compensation for which Section 162(m) of the Internal Revenue Code denies a deduction, the creation of reserves, or required debt service or amortization payments). To the extent we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We will also be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders for a calendar year is less than a minimum amount specified under the Internal Revenue Code. In addition, in order to continue to qualify as a REIT, any C corporation earnings and profits to which we succeed must be distributed as of the close of the taxable year in which we accumulate or acquire such C corporation’s earnings and profits.

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

W. P. Carey 2024 10-K – 15

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

W. P. Carey 2024 10-K – 16

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

In addition, the deduction for net business interest is generally limited to 30% of the borrower’s adjusted taxable income (excluding non-business income, net operating losses and business interest income). This limitation on the deductibility of net business interest could result in additional taxable income for us and our subsidiaries that are C corporations, including our TRSs, unless we or our subsidiaries qualify as a real property trade or business and elect not to be subject to such limitation in exchange for using longer depreciation periods that may otherwise be available. WPC, and some of its subsidiaries, have made such election to be classified as a real property trade or business.

Because distributions payable by REITs generally do not qualify for reduced tax rates, the value of our common stock could be adversely affected.

Certain distributions payable by domestic or qualified foreign corporations to individuals, trusts, and estates in the United States are currently eligible for federal income tax at a maximum rate of 20% plus the 3.8% Medicare tax on net investment income, if applicable. Distributions payable by REITs, in contrast, are generally not eligible for this reduced rate, unless the distributions are attributable to dividends received by the REIT from other corporations that would otherwise be eligible for the reduced rate. Effective for taxable years beginning before January 1, 2026, certain non-corporate U.S. stockholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For such U.S. stockholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by non- REIT “C” corporations. The more favorable tax rate for regular corporate distributions could cause qualified investors to perceive investments in REITs to be less attractive than investments in the stock of corporations that pay distributions, which could adversely affect the value of REIT stocks, including our common stock.

Even if we continue to qualify as a REIT, certain of our business activities will be subject to other tax liabilities, which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.

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

W. P. Carey 2024 10-K – 17

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

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business, unless certain safe harbor exceptions apply. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, such characterization is a factual determination and no guarantee can be given that the Internal Revenue Service would agree with our characterization of our properties or that we will always be able to satisfy the available safe harbors.

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

The trading volume and market price of our common stock may fluctuate significantly and be adversely impacted in response to a number of factors, including disruption in the banking industry, inflation, trade disputes, and other macroeconomic developments. Therefore, our current or historical trading volume and share prices are not indicative of the number of shares of our common stock that will trade going forward or how the market will value shares of our common stock in the future. In addition, the capital markets may experience extreme volatility, disruption and periods of dislocation (e.g., during pandemics or a global financial crisis), which could make it more difficult for us to raise capital. Since net-lease REITs must be able to deploy capital with agility and consistency, if we cannot access the capital markets upon favorable terms or at all, we may be required to liquidate one or more investments, including when an investment has not yet realized its maximum return, which

W. P. Carey 2024 10-K – 18

could also result in adverse tax consequences and affect our ability to capitalize on acquisition opportunities and/or meet operational needs. Moreover, market turmoil could lead to decreased consumer confidence and widespread reduction of business activity, which may materially and adversely impact us, including our ability to acquire and dispose of properties.

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

W. P. Carey 2024 10-K – 19

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

We have implemented processes, procedures, and controls, which are reviewed periodically and are intended to address ongoing and evolving cyber security risks. However, these measures do not guarantee that our financial results will not be negatively impacted by such an incident, especially in light of the fact that it is not always possible to anticipate, detect, or recognize threats to our systems. Additionally, as artificial intelligence (“AI”) technologies become increasingly sophisticated, the security risks associated with their use and the potential for misuse also increase. The primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, expensive remediation efforts, liability exposure under federal and state law, and private data exposure. There can be no assurance that the insurance we maintain to cover some of these risks will be sufficient to cover the losses from any future breaches of our systems.

Further information relating to cybersecurity risk management is discussed in Item 1C. Cybersecurity in this Report.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We maintain an information technology and cybersecurity program.

Management and Board Oversight

We are committed to cybersecurity and vigilantly protecting all our resources and information from unauthorized access. Our cybersecurity approach incorporates a layered portfolio of employee training programs, multiple resources to manage and monitor the evolving threat landscape, Board oversight of cybersecurity risks and knowledgeable teams responsible for preventing and detecting cybersecurity risks.

As part of the Board’s oversight of risk management, the Board reviews our cyber-risks with management and the actions we are taking to mitigate such risks. These actions include implementing industry-recognized practices for protecting systems, third-party monitoring of certain systems and cybersecurity training for employees. Board oversight of risk is also performed between meetings through the Audit Committee and communications between management and the Board. The Board receives periodic education around cybersecurity risks and best practices.

W. P. Carey 2024 10-K – 20

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

Our information technology team is led by our Chief Information Officer who reports to our Chief Financial Officer and has extensive experience working with information security systems. Our information technology team consists of individuals with expertise in assessing, preventing and addressing cybersecurity risk and is responsible for executing our cybersecurity program as well as communicating regularly with senior management, our cybersecurity governance committee, the Audit Committee and the Board. Our cybersecurity governance committee, comprised of our Chief Financial Officer, Chief Legal Officer, Chief Information Officer, Head of Internal Audit and senior members of our information technology team are responsible for developing and maintaining our cybersecurity policies and standards, monitoring ongoing compliance and program updates, and ensuring our information security is aligned with our business objectives and strategies.

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

Our information technology and internal audit teams utilize frameworks consistent with well-recognized industry cybersecurity frameworks to identify and mitigate information security risks and oversee an active cybersecurity training program.

In addition, our information technology team conducts routine security assessments as well as ongoing cybersecurity training campaigns for employees and our Board to enhance awareness and increase vigilance for the various types of cybersecurity attacks to which they may be exposed. Our internal audit team evaluates and monitors our internal controls over systems access in an effort to mitigate information security risks that may result from unauthorized access to systems and data.

Third-party vendors are vetted through our service delivery program to ensure they have an established cybersecurity program. We have also engaged our managed security provider to manage a supply chain defense subscription that will help obtain visibility into cybersecurity risks across third party vendors by proactively identifying, prioritizing, and driving remediation for cyber risks posed by critical business partners. Our managed security provider’s risk operations center will escalate certain alerts regarding third-party vendors directly to the IT Department thus providing direct collaboration with third parties, saving time and improving risk reduction while safeguarding our relationships with such third parties.

Detection and Analysis

Cybersecurity incidents may be detected through a variety of means, including but not limited to automated event-detection notifications or similar technologies which are monitored by our managed cybersecurity provider, notifications from employees, vendors or service providers, and notifications from third party information technology system providers. Once a potential cybersecurity incident is identified, including a third party cybersecurity event, the incident response team designated pursuant to our incident response plan follows the procedures set forth in the plan to investigate the potential incident, such as determining the nature of the event and assessing the severity of the event.

Containment, Eradication, Recovery, and Reporting

In the event of a cybersecurity incident, the incident response team is responsible for containing the cybersecurity incident, consistent with the procedures in the incident response plan.

W. P. Carey 2024 10-K – 21

Once a cybersecurity incident is contained, the focus shifts to remediation. Eradication and recovery activities depend on the nature of the cybersecurity incident. They may include returning affected systems to an operationally ready state and confirming that the affected systems are functioning normally.

We have relationships with a number of third party service providers to assist with cybersecurity containment and remediation efforts, including outside legal counsel, vendors and external insurance brokers.

In the event of a cybersecurity incident, the incident response team is responsible for following the steps outlined in our incident response plan, including notifying our senior management, as appropriate.

Following the conclusion of an incident, we, with the assistance of the incident response team, will generally reassess the effectiveness of the cybersecurity program and incident response plan, identify potential adjustments as appropriate and report to our senior management and our Audit Committee on these matters.

Cybersecurity Risks

As of December 31, 2024, we are not aware of any instances of material cybersecurity incidents that impacted the Company in the last three years. However, there can be no assurance that our cybersecurity efforts and measures will be effective or that attempted cybersecurity incidents or disruptions would not be successful or damaging. See Item 1A. Risk Factors — The occurrence of cyber incidents, or a deficiency in our cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

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

W. P. Carey 2024 10-K – 22

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE under the ticker symbol “WPC.” At February 7, 2025 there were 7,508 registered holders of record of our common stock. This figure does not reflect the beneficial ownership of shares of our common stock.

Stock Price Performance Graph

The graph below provides an indicator of cumulative total stockholder returns for our common stock for the period December 31, 2019 to December 31, 2024, as compared with the S&P 500 Index and the MSCI US REIT Index. The graph assumes a $100 investment on December 31, 2019, together with the reinvestment of all dividends. The graph does not reflect any adjustments for the Spin-Off of NLOP that was completed on November 1, 2023 and accomplished via a pro rata dividend of one NLOP common share for every 15 shares of WPC common stock outstanding (Note 3).

	At December 31,
	2019	2020	2021	2022	2023	2024
W. P. Carey Inc.	$100.00	$94.01	$115.52	$116.07	$104.67	$93.59
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
MSCI US REIT Index	100.00	92.43	132.23	99.82	113.54	123.47

The stock price performance included in this graph is not indicative of future stock price performance.

Dividends

We currently intend to continue paying cash dividends consistent with our historical practice; however, our Board determines the amount and timing of any future dividend payments to our stockholders based on a variety of factors. Refer to Note 14 for information on the tax treatment of our dividends.

Item 6. Reserved

W. P. Carey 2024 10-K – 23

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

The following discussion should be read in conjunction with our consolidated financial statements in Item 8 of this Report and the matters described under Item 1A. Risk Factors. Please see our Annual Report on Form 10-K for the year ended December 31, 2023 for discussion of our financial condition and results of operations for the year ended December 31, 2022. Refer to Item 1. Business for a description of our business.

Financial Highlights

During the year ended December 31, 2024, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•We acquired 29 investments totaling $1.4 billion (Note 6).
•We completed five construction projects at a cost totaling $87.0 million (Note 6).
•We funded approximately $16.3 million for a construction loan to build a retail complex in Las Vegas, Nevada, during the year ended December 31, 2024. Through December 31, 2024, we have funded $247.7 million (Note 9).
•We entered into agreements to fund construction loans for projects in Las Vegas, Nevada, and funded $31.9 million during the year ended December 31, 2024 (Note 7).
•We committed to fund four construction projects totaling $95.8 million. We currently expect to complete the projects in 2025 and 2026 (Note 6).
•We acquired the remaining 10.0% controlling interest in a jointly owned investment for $10.5 million, bringing our ownership interest to 100%. In addition, we converted the nine self-storage properties that comprised this investment from operating properties to net leases, as described below under Leasing Transactions (Note 9).

Dispositions

•We disposed of 176 properties for total proceeds, net of selling costs, of $1.2 billion, including (i) our portfolio of 78 U-Haul properties for total proceeds, net of selling costs, of $464.1 million, (ii) 78 properties sold under the Office Sale Program for total proceeds, net of selling costs, of $524.8 million, and (iii) 20 additional properties for total proceeds, net of selling costs, of $227.4 million (Note 14).

Leasing Transactions

•On September 1, 2024, we entered into net lease agreements with Extra Space Storage, Inc. (“Extra Space”) for certain self-storage properties previously classified as operating properties. As a result, on September 1, 2024, we converted 12 self-storage operating properties to net leases (Note 6, Note 9). In connection with these agreements, we also amended the terms of the existing net lease agreements with Extra Space on 27 properties, extending the term to 25 years and resetting ABR higher to a total of $26.2 million commencing on September 1, 2024. As a result of these transactions, Extra Space became our largest tenant by ABR, with 39 properties under net leases generating ABR totaling $35.6 million.

W. P. Carey 2024 10-K – 24

Financing and Capital Markets Transactions

•In April 2024, we repaid our $500 million of 4.6% Senior Notes due 2024 at maturity (Note 12).
•On May 16, 2024, we completed an underwritten public offering of €650.0 million of 4.25% Senior Notes due 2032, at a price of 99.526% of par value. These 4.25% Senior Notes due 2032 had an initial 8.2-year term and are scheduled to mature on July 23, 2032 (Note 12).
•On June 28, 2024, we completed an underwritten public offering of $400.0 million of 5.375% Senior Notes due 2034, at a price of 98.843% of par value. These 5.375% Senior Notes due 2034 had an initial 10.0-year term and are scheduled to mature on June 30, 2034 (Note 12).
•In July 2024, we repaid our €500 million of 2.25% Senior Notes due 2024 at maturity (Note 12).
•In September 2024, we executed an amendment to our Senior Unsecured Credit Facility to incorporate a sustainability-linked feature that provides for interest rate and facility fee adjustments if certain key performance indicators, primarily related to emissions reduction targets, are met.
•On November 19, 2024, we completed an underwritten public offering of €600.0 million of 3.700% Senior Notes due 2034 at a price of 98.880% of par value. These 3.700% Senior Notes due 2034 had an initial 10.0-year term and are scheduled to mature on November 19, 2034 (Note 12).
•We repaid non-recourse mortgage debt outstanding totaling $215.1 million with a weighted-average interest rate of 4.5% (Note 12).

Dividends to Stockholders

We declared cash dividends totaling $3.490 per share, comprised of four quarterly dividends per share of $0.865, $0.870, $0.875, and $0.880.

Consolidated Results

(in thousands, except shares)

	Years Ended December 31,
	2024	2023
Total revenues	$1,583,018	$1,741,358

Net income attributable to W. P. Carey	460,839	708,334

Dividends declared	770,426	880,605

Net cash provided by operating activities (a)	1,833,112	1,073,432
Net cash used in investing activities	(1,133,892)	(905,883)
Net cash (used in) provided by financing activities	(688,468)	292,562

Supplemental financial measures (b):
Adjusted funds from operations attributable to W. P. Carey (AFFO)	1,035,945	1,118,267

Diluted weighted-average shares outstanding	220,520,457	215,760,496
__________
(a)Amount for the year ended December 31, 2024 includes $806.8 million of proceeds from the sales of net investments in sales-type leases (U-Haul and State of Andalusia portfolios) (Note 7). Such proceeds are included within Net cash provided by operating activities in accordance with Accounting Standards Codification (“ASC”) 842, Leases.
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

W. P. Carey 2024 10-K – 25

Revenues

Total revenues decreased in 2024 as compared to 2023, primarily due to lower lease revenues (substantially as a result of the Spin-Off and the Office Sale Program (Note 1)) and lower operating property revenues (substantially as a result of dispositions of hotel operating properties) (Note 6).

Net Income Attributable to W. P. Carey

Net income attributable to W. P. Carey decreased in 2024 as compared to 2023, primarily due to lower gain on sale of real estate, non-cash unrealized losses recognized on our investment in shares of Lineage (a cold storage REIT) during 2024 (Note 10), and the impact of the Spin-Off and the Office Sale Program, partially offset by lower impairment charges and a gain on change in control of interests recognized in connection with the purchase of the remaining interest in a jointly owned investment during 2024 (Note 9).

AFFO

AFFO decreased in 2024 as compared to 2023, primarily due to the impact of the Spin-Off and Office Sale Program.

W. P. Carey 2024 10-K – 26

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

Portfolio Summary

	As of December 31,
Net-leased Properties	2024	2023
ABR (in thousands)	$1,337,172	$1,339,352
Number of net-leased properties	1,555	1,424
Number of tenants	355	336
Total square footage (in thousands)	176,420	172,668
Occupancy	98.6%	98.1%
Weighted-average lease term (in years)	12.3	11.7

Operating Properties
Number of operating properties:	84	96
Number of self-storage operating properties (a)	78	89
Number of hotel operating properties (b)	4	5
Number of student housing operating properties	2	2
Occupancy (self-storage operating properties)	89.6%	90.3%

Number of countries	26	26
Total assets (in thousands)	$17,535,024	$17,976,783
Net investments in real estate (in thousands)	14,580,475	14,913,899

	Years Ended December 31,
	2024	2023
Acquisition volume (in millions) (c)	$1,477.0	$1,264.2
Construction projects completed (in millions)	87.0	60.7
Average U.S. dollar/euro exchange rate	1.0820	1.0813
Average U.S. dollar/British pound sterling exchange rate	1.2781	1.2433

__________
(a)During the third quarter of 2024, we entered into net lease agreements for certain self-storage properties previously classified as operating properties. As a result, during the third quarter of 2024, we reclassified 12 self-storage properties from operating properties to net leases (Note 6, Note 9). In addition, we acquired one self-storage operating property during 2024 (Note 6).
(b)We sold one hotel operating property during 2024 (Note 6, Note 17).
(c)Amounts for the years ended December 31, 2024 and 2023 include $16.3 million and $38.2 million, respectively, of funding for a construction loan accounted for as an equity method investment (Note 9). Amount for the year ended December 31, 2024 includes $238.6 million of sale-leasebacks classified as loans receivable (Note 7). Amount for the year ended December 31, 2024 includes $31.9 million of funding for two construction loans accounted for as secured loans receivable (Note 7). Amount for the year ended December 31, 2024 includes the purchase of the remaining interest in a jointly owned investment for $10.5 million (Note 9).

W. P. Carey 2024 10-K – 27

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at December 31, 2024 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
Extra Space Storage, Inc.	Net lease self-storage properties in the U.S. leased to publicly traded self-storage REIT	39	$35,557	2.7%	24.7
Apotex Pharmaceutical Holdings Inc. (a)	Pharmaceutical R&D and manufacturing properties in the Greater Toronto Area leased to generic drug manufacturer	11	32,473	2.4%	18.2
Metro Cash & Carry Italia S.p.A. (b)	Business-to-business retail stores in Italy leased to cash and carry wholesaler	19	27,045	2.0%	3.8
ABC Technologies Holdings Inc. (a) (c)	Automotive parts manufacturing properties in the U.S., Canada and Mexico leased to OEM supplier	23	24,978	1.9%	18.3
Hellweg Die Profi-Baumärkte GmbH & Co. KG (b) (d)	Retail properties in Germany leased to German DIY retailer	35	24,555	1.8%	19.2
Fortenova Grupa d.d. (b)	Grocery stores and one warehouse in Croatia leased to European food retailer	19	23,861	1.8%	9.3
OBI Group (b)	Retail properties in Poland leased to German DIY retailer	26	23,749	1.8%	6.4
Nord Anglia Education, Inc.	K-12 private schools in Orlando, Miami and Houston leased to international day and boarding school operator	3	22,963	1.7%	18.7
Fedrigoni S.p.A (b)	Industrial and warehouse facilities in Germany, Italy and Spain leased to global manufacturer of premium packaging and labels	16	22,190	1.7%	18.9
Eroski Sociedad Cooperativa (b)	Grocery stores and warehouses in Spain leased to Spanish food retailer	63	20,716	1.5%	11.2
Total		254	$258,087	19.3%	15.3
__________
(a)ABR from these properties is denominated in U.S. dollars.
(b)ABR amounts are subject to fluctuations in foreign currency exchange rates.
(c)Of the 23 properties leased to ABC Technologies Holdings Inc., nine are located in Canada, eight are located in the United States, and six are located in Mexico.
(d)During the first quarter of 2024, we entered into a lease restructuring with Hellweg Die Profi-Baumärkte GmbH & Co. KG (“Hellweg”), which included (i) abated rent from January 1, 2024 to March 31, 2024, (ii) a €4.0 million reduction in annual base rent, and (iii) a seven-year lease extension, with a new lease maturity of February 2044.

W. P. Carey 2024 10-K – 28

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
Midwest
Illinois	$63,397	4.7%	9,945	5.6%
Ohio	42,184	3.2%	8,375	4.8%
Indiana	36,337	2.7%	6,107	3.5%
Michigan	25,466	1.9%	4,600	2.6%
Wisconsin	19,437	1.5%	3,340	1.9%
Other (b)	50,953	3.8%	7,227	4.1%
Total Midwest	237,774	17.8%	39,594	22.5%
East
North Carolina	41,271	3.1%	8,783	5.0%
Pennsylvania	32,182	2.4%	3,416	1.9%
South Carolina	22,902	1.7%	5,307	3.0%
Kentucky	22,553	1.7%	4,485	2.6%
New York	21,944	1.7%	2,284	1.3%
New Jersey	18,711	1.4%	954	0.5%
Massachusetts	16,584	1.2%	1,188	0.7%
Other (b)	33,821	2.5%	5,157	2.9%
Total East	209,968	15.7%	31,574	17.9%
South
Texas	81,425	6.1%	10,438	5.9%
Florida	38,690	2.9%	3,295	1.9%
Georgia	24,436	1.8%	4,293	2.4%
Tennessee	24,334	1.8%	4,004	2.3%
Alabama	23,269	1.7%	3,430	1.9%
Other (b)	17,770	1.3%	2,422	1.4%
Total South	209,924	15.6%	27,882	15.8%
West
California	62,270	4.7%	5,463	3.1%
Arizona	21,005	1.6%	2,269	1.3%
Utah	14,542	1.1%	2,021	1.1%
Other (b)	57,617	4.3%	5,105	2.9%
Total West	155,434	11.7%	14,858	8.4%
United States Total	813,100	60.8%	113,908	64.6%
International
The Netherlands	60,091	4.5%	7,054	4.0%
Poland	59,110	4.4%	8,455	4.8%
Italy	57,179	4.3%	8,183	4.6%
Canada (c)	54,697	4.1%	5,450	3.1%
United Kingdom	49,882	3.7%	4,505	2.6%
Germany	49,013	3.7%	5,840	3.3%
Spain	34,383	2.6%	3,073	1.7%
Croatia	24,665	1.8%	2,063	1.2%
Denmark	24,060	1.8%	3,002	1.7%
France	21,725	1.6%	1,679	1.0%
Mexico (d)	21,716	1.6%	3,604	2.0%
Other (e)	67,551	5.1%	9,604	5.4%
International Total	524,072	39.2%	62,512	35.4%
Total	$1,337,172	100.0%	176,420	100.0%

W. P. Carey 2024 10-K – 29

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$484,660	36.2%	75,903	43.0%
Warehouse	366,555	27.4%	66,670	37.8%
Retail (f)	292,425	21.9%	22,527	12.8%
Other (g)	193,532	14.5%	11,320	6.4%
Total	$1,337,172	100.0%	176,420	100.0%
__________
(a)Includes square footage for any vacant properties.
(b)Other properties within Midwest include assets in Minnesota, Iowa, Kansas, Missouri, Nebraska, South Dakota, and North Dakota. Other properties within East include assets in Virginia, Connecticut, Maryland, West Virginia, New Hampshire, and Maine. Other properties within South include assets in Louisiana, Arkansas, Oklahoma, and Mississippi. Other properties within West include assets in Oregon, Colorado, Washington, Nevada, Montana, Hawaii, Idaho, Wyoming, and New Mexico.
(c)$49.5 million (90.5%) of ABR from properties in Canada is denominated in U.S. dollars, with the balance denominated in Canadian dollars.
(d)All ABR from properties in Mexico is denominated in U.S. dollars.
(e)Includes assets in Lithuania, Belgium, Hungary, Norway, Mauritius, Slovakia, Portugal, the Czech Republic, Austria, Sweden, Latvia, Japan, Finland, and Estonia.
(f)Includes automotive dealerships.
(g)Includes ABR from tenants with the following property types: education facility, self-storage (net lease), specialty, laboratory, office, research and development, hotel (net lease), and land.

W. P. Carey 2024 10-K – 30

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$298,058	22.3%	34,225	19.4%
Consumer Services	121,466	9.1%	6,978	4.0%
Beverage and Food	112,918	8.4%	15,539	8.8%
Automotive	92,184	6.9%	13,845	7.8%
Grocery	82,197	6.1%	7,534	4.3%
Healthcare and Pharmaceuticals	71,688	5.4%	6,549	3.7%
Durable Consumer Goods	65,600	4.9%	14,408	8.2%
Containers, Packaging, and Glass	58,083	4.3%	9,967	5.7%
Capital Equipment	55,544	4.2%	9,534	5.4%
Chemicals, Plastics, and Rubber	46,756	3.5%	8,083	4.6%
Cargo Transportation	45,223	3.4%	7,659	4.3%
Construction and Building	45,219	3.4%	8,262	4.7%
Hotel and Leisure	40,904	3.1%	2,084	1.2%
Non-Durable Consumer Goods	39,051	2.9%	8,139	4.6%
High Tech Industries	35,963	2.7%	5,542	3.1%
Business Services	31,795	2.4%	3,415	1.9%
Metals	24,677	1.8%	4,565	2.6%
Wholesale	17,124	1.3%	2,994	1.7%
Other (b)	52,722	3.9%	7,098	4.0%
Total	$1,337,172	100.0%	176,420	100.0%
__________
(a)Includes automotive dealerships.
(b)Includes ABR from tenants in the following industries: aerospace and defense, insurance, telecommunications, sovereign and public finance, environmental industries, media: advertising, printing, and publishing, oil and gas, consumer transportation, forest products and paper, banking, and electricity. Also includes square footage for vacant properties.

W. P. Carey 2024 10-K – 31

Lease Expirations
(dollars and square footage in thousands)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
2025	22	17	$24,162	1.8%	3,734	2.1%
2026	34	25	53,964	4.0%	7,893	4.5%
2027	44	27	63,867	4.8%	7,303	4.1%
2028	41	25	53,839	4.0%	4,465	2.5%
2029	62	35	76,122	5.7%	9,451	5.4%
2030	36	31	38,852	2.9%	4,227	2.4%
2031	40	23	73,370	5.5%	9,095	5.2%
2032	37	20	36,448	2.7%	5,326	3.0%
2033	29	22	77,058	5.8%	11,776	6.7%
2034	56	24	82,731	6.2%	9,436	5.3%
2035	21	17	38,156	2.9%	6,706	3.8%
2036	45	19	76,117	5.7%	11,007	6.2%
2037	39	17	35,153	2.6%	6,454	3.7%
2038	48	15	26,365	2.0%	2,812	1.6%
Thereafter (>2038)	345	118	580,968	43.4%	74,250	42.1%
Vacant	—	—	—	—%	2,485	1.4%
Total	899		$1,337,172	100.0%	176,420	100.0%
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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of December 31, 2024. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties and is presented on a pro rata basis.

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

W. P. Carey 2024 10-K – 32

Revenues

The following table presents revenues (in thousands):

	Years Ended December 31,
	2024	2023	Change
Real Estate Revenues
Lease revenues from:
Existing net-leased properties	$1,164,619	$1,129,414	$35,205
Recently acquired net-leased properties	152,243	65,201	87,042
Net-leased properties sold, held for sale, derecognized, or reclassified to operating properties or sales-type leases	14,926	232,761	(217,835)
Total lease revenues (including reimbursable tenant costs)	1,331,788	1,427,376	(95,588)
Income from finance leases and loans receivable	73,262	107,173	(33,911)
Operating property revenues from:
Existing operating properties	111,170	111,545	(375)
Operating properties recently reclassified from net-leased properties or recently acquired	29,696	24,690	5,006
Operating properties sold, held for sale, derecognized, or reclassified to net-leased properties	5,947	44,022	(38,075)
Total operating property revenues	146,813	180,257	(33,444)
Other lease-related income	20,334	23,333	(2,999)
Investment Management Revenues
Asset management revenue	6,597	2,184	4,413
Other advisory income and reimbursements	4,224	1,035	3,189
	$1,583,018	$1,741,358	$(158,340)

Lease Revenues

“Existing net-leased properties” are those that we acquired or placed into service prior to January 1, 2023 and that were not sold, held for sale, derecognized, or reclassified to operating properties or sales-type leases during the periods presented. For the periods presented, there were 1,104 existing net-leased properties, including 12 self-storage properties that converted from operating properties to net leases during the third quarter of 2024 (Note 6, Note 9).

W. P. Carey 2024 10-K – 33

For the year ended December 31, 2024 as compared to 2023, lease revenues from existing net-leased properties increased due to the following items (in millions):
__________
(a)Excludes fixed minimum rent increases, which are reflected as straight-line rent adjustments within lease revenues.
(b)During the first quarter of 2024, we entered into a lease restructuring with our tenant Hellweg, which included (i) abated rent from January 1, 2024 to March 31, 2024, (ii) a reduction in annual base rent, and (iii) the reclassification of 13 properties leased to this tenant from direct financing leases to operating leases (Note 7).
(c)Includes (i) lease revenues of $3.5 million from 12 self-storage operating properties that were converted to net leases on September 1, 2024 (Note 6, Note 9) and (ii) an increase in lease revenues of $1.5 million as a result of a lease restructuring for 27 existing net-leased self-storage properties that was executed on September 1, 2024.

“Recently acquired net-leased properties” are those that we acquired or placed into service subsequent to December 31, 2022 and that were not sold or held for sale during the periods presented. Since January 1, 2023, we acquired 37 investments (comprised of 342 properties).

“Net-leased properties sold, held for sale, derecognized, or reclassified to operating properties or sales-type leases” include:

•175 net-leased properties disposed of during the year ended December 31, 2024;
•23 net-leased properties disposed of during the year ended December 31, 2023;
•a portfolio of 12 net-leased hotel properties that converted to operating properties in the first quarter of 2023 upon expiration of the master lease with the Marriott Corporation, after which we began recognizing operating property revenues and expenses from these properties (eight of these properties were sold during the third and fourth quarters of 2023 and one property was sold during the second quarter of 2024);
•two net-leased properties that were reclassified to net investments in sales-type leases in the third quarter of 2024, since we agreed to sell the properties to the tenant, resulting in a lease modification; following this transaction, we began recognizing earnings from these properties within Income from finance leases and loans receivable in the consolidated financial statements (these properties were sold in January 2025 (Note 19)); and
•59 net-leased properties derecognized in connection with the Spin-Off (Note 3).

Our dispositions are more fully described in Note 17.

W. P. Carey 2024 10-K – 34

Income from Finance Leases and Loans Receivable

For the year ended December 31, 2024 as compared to 2023, income from finance leases and loans receivable decreased due to the following items (in millions):
__________
(a)We sold our U-Haul and State of Andalusia portfolios during the first quarter of 2024. Such investments were previously reclassified to net investments in sales-type leases during 2023 (Note 7).
(b)Amount is primarily related to a lease restructuring we entered into with our tenant Hellweg during the first quarter of 2024, which resulted in the reclassification of 13 properties leased to this tenant from direct financing leases to operating leases (Note 7).
(c)Represents interest income from a secured loan receivable of $15.0 million that we provided in connection with a property disposition in June 2024, which was repaid in full in September 2024 (Note 7).

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

“Operating properties recently reclassified from net-leased properties or recently acquired” include (i) three net-leased hotel properties that converted to operating properties in the first quarter of 2023 (after which we began recognizing operating property revenues and expenses from these properties), (ii) five self-storage operating properties acquired during 2023, and (iii) one self-storage operating property acquired during 2024 (Note 6).

“Operating properties sold, held for sale, derecognized, or reclassified to net-leased properties” are comprised of (i) nine hotel operating properties sold during 2023 and 2024, (ii) a parking garage attached to a net-leased property that was derecognized in connection with the Spin-Off (Note 3), and (iii) three self-storage operating properties that were reclassified to net-leased properties during 2024 (Note 6).

Other Lease-Related Income

Other lease-related income is described in Note 6.

W. P. Carey 2024 10-K – 35

Asset Management Revenue

During the periods presented, we earned asset management revenue from (i) NLOP (upon closing of the Spin-Off on November 1, 2023) and (ii) Carey European Student Housing Fund I, L.P. (“CESH”) (Note 5). Asset management revenues from NLOP and CESH are expected to decline as assets are sold (CESH owns one remaining build-to-suit project).

Other Advisory Income and Reimbursements

Other advisory income and reimbursements are comprised of (i) fixed administrative fees earned from NLOP (upon closing of the Spin-Off on November 1, 2023) and (ii) reimbursable costs from CESH (Note 5).

Operating Expenses

Depreciation and Amortization

For the year ended December 31, 2024 as compared to 2023, depreciation and amortization expense decreased primarily due to the impact of the Spin-Off (Note 3), the Office Sale Program, and other dispositions, partially offset by the impact of property acquisition activity and certain tenant vacancies (amortization of intangible assets for such properties was accelerated upon vacancy).

General and Administrative

For the year ended December 31, 2024 as compared to 2023, general and administrative expenses increased by $2.6 million, primarily due to higher compensation expense and employee benefits expense.

Property Expenses, Excluding Reimbursable Tenant Costs

For the year ended December 31, 2024 as compared to 2023, property expenses, excluding reimbursable tenant costs, increased by $5.2 million, primarily due to the release of real estate taxes accrued for a cash basis tenant during 2023. The tenant was previously not current on real estate taxes due, and repaid the outstanding amount in the second quarter of 2023.

Impairment Charges — Real Estate

Our impairment charges on real estate are described in Note 10.

Stock-Based Compensation Expense

For a description of our equity plans and awards, please see Note 15.

For the year ended December 31, 2024 as compared to 2023, stock-based compensation expense increased by $6.4 million, primarily due to (i) changes in projected performance share units (“PSUs”) payouts of $4.4 million, (ii) the modification of restricted share units (“RSUs”) and PSUs in connection with an executive departure totaling $1.1 million, and (iii) the higher value of RSUs granted in 2024 compared to those RSUs that vested in 2024 totaling $1.0 million.

Merger and Other Expenses

For the year ended December 31, 2024, merger and other expenses are primarily comprised of the write-off of a value added tax receivable that was previously recorded in connection with an international investment.

For the year ended December 31, 2023, merger and other expenses are primarily comprised of costs incurred in connection with the Spin-Off, which was completed in November 2023 (Note 3).

W. P. Carey 2024 10-K – 36

Other Income and Expenses, and Provision for Income Taxes

Interest Expense

For the year ended December 31, 2024 as compared to 2023, interest expense decreased by $14.5 million, primarily due to (i) lower outstanding balances on our Unsecured Revolving Credit Facility, (ii) the reduction of our mortgage debt outstanding by prepaying or repaying at or close to maturity a total of $583.0 million of non-recourse mortgage loans with a weighted-average interest rate of 4.7% since January 1, 2023, and (iii) the derecognition of non-recourse mortgage loans with an aggregate carrying value totaling $164.7 million in connection with the Spin-Off on November 1, 2023, partially offset by (i) our Unsecured Term Loan due 2026 that we entered into in April 2023 (Note 12) and (ii) higher outstanding balances and interest rates on our Senior Unsecured Notes.

The following table presents certain information about our outstanding debt (dollars in thousands):

	Years Ended December 31,
	2024	2023
Average outstanding debt balance	$7,948,034	$8,404,466
Weighted-average interest rate	3.2%	3.2%

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on (i) the mark-to-market fair value of equity securities, (ii) extinguishment of debt, (iii) foreign currency exchange rate movements (except those foreign currency-denominated unsecured debt instruments that were designated as net investment hedges (Note 11)), and (iv) changes in the non-cash allowance for credit losses on loans receivable and finance leases. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

The following table presents other gains and (losses) (in thousands):

	Years Ended December 31,
	2024	2023	Change
Other Gains and (Losses)
Non-cash unrealized losses related to a decrease in the fair value of our investment in shares of Lineage (Note 10)	$(134,002)	$—	$(134,002)
Change in allowance for credit losses on finance receivables (Note 7) (a)	(27,629)	(29,074)	1,445
Net realized and unrealized gains (losses) on foreign currency exchange rate movements (b)	11,491	(5,454)	16,945
Gain on repayment of secured loan receivable (c)	10,650	—	10,650
Non-cash unrealized gains (losses) on non-hedging derivatives	1,913	(3,918)	5,831
(Loss) gain on extinguishment of debt	(205)	2,940	(3,145)
Other	(206)	(678)	472
	$(137,988)	$(36,184)	$(101,804)
__________
(a)As a result of the declining financial position of one of our top ten tenants, we recognized a $28.8 million non-cash allowance for credit loss during the year ended December 31, 2023, based on our expectation of collecting lower rents going forward.
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
(c)We acquired a secured loan receivable with a fair value of $13.3 million in our merger with a former affiliate, Corporate Property Associates 17 – Global Incorporated, in October 2018, for which the outstanding principal of $24.0 million was fully repaid to us in March 2024 (Note 7). Therefore, we recorded a $10.7 million gain on repayment of this secured loan receivable during the year ended December 31, 2024.

W. P. Carey 2024 10-K – 37

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gains and losses on the sale of properties that were (i) disposed of, (ii) subject to the exercise of a purchase option, (iii) subject to a purchase agreement resulting in a lease modification during the reporting period or (iv) included in assets held for sale and subject to a revised estimated purchase price during the reporting period, as more fully described in Note 6, Note 7, and Note 17.

Non-Operating Income

Non-operating income primarily consists of interest income on our cash deposits, realized gains and losses on derivative instruments, and dividends from equity securities.

The following table presents non-operating income (in thousands):

	Years Ended December 31,
	2024	2023	Change
Non-Operating Income
Interest income on our cash deposits (a)	$31,816	$6,957	$24,859
Realized gains on foreign currency collars (Note 11)	12,521	14,485	(1,964)
Dividends from our investment in Lineage (Note 10)	7,899	—	7,899
	$52,236	$21,442	$30,794
__________
(a)Increase for the year ended December 31, 2024 as compared to 2023 is due to higher cash deposit balances as a result of proceeds from issuances of Senior Unsecured Notes (Note 12), the Spin-Off, the Office Sale Program, and other dispositions.

Gain on Change in Control of Interests

On September 1, 2024, we acquired the remaining interest in an investment in which we already had a joint interest and accounted for under the equity method. Due to the change in control of this jointly owned investment, we recorded a gain on change in control of interests of $31.8 million reflecting the difference between our carrying value and the fair value of our previously held equity interest. Subsequent to this acquisition, we consolidated this wholly owned investment (Note 9).

Earnings from Equity Method Investments

Our equity method investments are more fully described in Note 9. The following table presents earnings from equity method investments (in thousands):

	Years Ended December 31,
	2024	2023	Change
Earnings from Equity Method Investments
Earnings from Las Vegas Retail Complex	$13,168	$12,763	$405
Earnings from Johnson Self Storage (a)	3,217	4,572	(1,355)
Earnings from Harmon Retail Center	855	855	—
Earnings from Kesko Senukai (b)	686	1,385	(699)
	$17,926	$19,575	$(1,649)
__________
(a)On September 1, 2024, we acquired the remaining 10% controlling interest in the Johnson Self Storage jointly owned investment, bringing our ownership interest to 100%. Following this acquisition, we no longer recognize equity income from this consolidated investment (Note 9).
(b)Decrease is due to higher interest expense as a result of refinancing the non-recourse mortgage loan encumbering the properties during the second quarter of 2024.

W. P. Carey 2024 10-K – 38

Provision for Income Taxes

For the year ended December 31, 2024 as compared to 2023, provision for income taxes decreased by $12.3 million, primarily due to (i) the impact of international lease restructurings during 2024, (ii) the impact of international office property dispositions, and (iii) the release of deferred tax assets in connection with the tax restructuring of certain international properties during 2023, partially offset by a deferred tax benefit recognized during 2023 related to an impairment charge recorded on a foreign property.

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

Operating Activities — Net cash provided by operating activities increased by $759.7 million during 2024 as compared to 2023, primarily due to $806.8 million of proceeds received from the sales of net investments in sales-type leases during 2024 (Note 7), partially offset by the impact of the Spin-Off and Office Sale Program (Note 1).

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and funding for build-to-suit activities and other capital expenditures on real estate. We also received $24.0 million in 2024 from the repayment of a loan receivable (Note 7).

Financing Activities — Our financing activities are generally comprised of borrowings and repayments under our Unsecured Revolving Credit Facility and Unsecured Term Loans, issuances and repayments of the Senior Unsecured Notes, payments of non-recourse mortgage loans, issuances of common equity, and payments of dividends to stockholders.

W. P. Carey 2024 10-K – 39

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	December 31,
	2024	2023
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$6,505,907	$6,035,686
Unsecured Term Loans subject to interest rate swaps (a) (b)	517,524	549,109
Non-recourse mortgages (a) (c)	401,821	513,863
	7,425,252	7,098,658
Variable rate:
Unsecured Term Loans (a)	558,302	576,455
Unsecured Revolving Credit Facility	55,448	403,785
Non-recourse mortgages (a)	—	65,284
	613,750	1,045,524
	$8,039,002	$8,144,182

Percent of Total Debt
Fixed rate	92%	87%
Variable rate	8%	13%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	3.2%	2.9%
Variable rate	4.7%	5.1%
Total debt	3.3%	3.2%

____________
(a)Aggregate debt balance includes unamortized discount, net, totaling $39.3 million and $31.8 million as of December 31, 2024 and 2023, respectively, and unamortized deferred financing costs totaling $30.9 million and $21.5 million as of December 31, 2024 and 2023, respectively.
(b)The interest rate swaps on these Unsecured Term Loans expired on December 31, 2024, after which the Unsecured Term Loans incur interest at a variable rate.
(c)Includes non-recourse mortgages subject to variable-to-fixed interest rate swaps totaling $43.5 million and $45.0 million as of December 31, 2024 and 2023, respectively.

Cash Resources

At December 31, 2024, our cash resources consisted of the following:

•cash and cash equivalents totaling $640.4 million. Of this amount, $141.9 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•funds totaling $14.6 million that are held by an intermediary and have been designated for future tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchange”) transactions (Note 2);
•our Unsecured Revolving Credit Facility, with available capacity of $1.9 billion (net of amounts reserved for standby letters of credit totaling $4.9 million); and
•unleveraged properties that had an aggregate asset carrying value of approximately $13.6 billion at December 31, 2024, although there can be no assurance that we would be able to obtain financing for these properties.

W. P. Carey 2024 10-K – 40

We may also access the capital markets through additional debt (denominated in both U.S. dollars and euros) and equity offerings, as well as term loans and other bank debt.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements and Liquidity

As of December 31, 2024, we had (i) $640.4 million of cash and cash equivalents, (ii) $14.6 million of funds that are held by an intermediary and have been designated for future 1031 Exchange transactions (Note 2), and (iii) approximately $1.9 billion of available capacity under our Unsecured Revolving Credit Facility (net of amounts reserved for standby letters of credit totaling $4.9 million). As of December 31, 2024, scheduled debt principal payments total $669.5 million during 2025 and $1.5 billion during 2026 (Note 12).

During the next 12 months following December 31, 2024 and thereafter, we expect that our significant cash requirements will include:

•paying dividends to our stockholders;
•funding acquisitions of new investments (Note 6);
•funding future capital commitments (Note 6) and tenant improvement allowances;
•making scheduled principal and balloon payments on our debt obligations, including $450 million of senior notes that were repaid in February 2025 (Note 19);
•making scheduled interest payments on our debt obligations (future interest payments total $1.3 billion, with $246.9 million due during the next 12 months; interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at December 31, 2024); and
•other normal recurring operating expenses.

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

Our liquidity could be adversely affected by an unanticipated disruption to our operating cash flow, which could include interrupted rent collections or greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, available capacity under our Unsecured Revolving Credit Facility, mortgage loan proceeds, and the issuance of additional debt or equity securities to meet these needs.

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at December 31, 2024.

Environmental Obligations

In connection with the purchase of many of our properties, we have required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that these properties were in substantial compliance with federal, state, and foreign environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills, or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. We believe that the ultimate resolution of any environmental matters should not have a material adverse effect on our financial condition, liquidity, or results of operations. We record environmental obligations within Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. See Item 1A. Risk Factors for further discussion of potential environmental risks.

W. P. Carey 2024 10-K – 41

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

W. P. Carey 2024 10-K – 42

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

We also modify the NAREIT computation of FFO to adjust GAAP net income for certain non-cash charges, such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rent and related reserves, other non-cash rent adjustments, non-cash allowance for credit losses on loans receivable and finance leases, stock-based compensation, non-cash environmental accretion expense, amortization of discounts and premiums on debt, and amortization of deferred financing costs. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude non-core income and expenses, such as gains or losses from extinguishment of debt, gains or losses on the mark-to-market fair value of equity securities, merger and acquisition expenses, and spin-off expenses. We also exclude realized and unrealized gains/losses on foreign currency exchange rate movements (other than those realized on the settlement of foreign currency derivatives), which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income to arrive at AFFO as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our portfolio performance over time and makes it more comparable to other REITs. AFFO also reflects adjustments for unconsolidated partnerships and jointly owned investments. We use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

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

W. P. Carey 2024 10-K – 43

FFO and AFFO were as follows (in thousands):

	Years Ended December 31,
	2024	2023
Net income attributable to W. P. Carey	$460,839	$708,334
Adjustments:
Depreciation and amortization of real property	485,088	571,750
Gain on sale of real estate, net (a)	(74,822)	(315,984)
Impairment charges — real estate (b)	43,595	86,411
Gain on change in control of interests (c)	(31,849)	—
Proportionate share of adjustments to earnings from equity method investments (d)	11,871	11,381
Proportionate share of adjustments for noncontrolling interests (e)	(379)	(666)
Total adjustments	433,504	352,892
FFO (as defined by NAREIT) attributable to W. P. Carey	894,343	1,061,226
Adjustments:
Other (gains) and losses (f)	137,988	36,184
Straight-line and other leasing and financing adjustments	(80,899)	(71,869)
Stock-based compensation	40,894	34,504
Above- and below-market rent intangible lease amortization, net	26,144	34,164
Amortization of deferred financing costs	18,845	20,544
Merger and other expenses (g)	4,457	4,954
Tax benefit — deferred and other	(4,245)	(199)
Other amortization and non-cash items	2,303	1,735
Proportionate share of adjustments to earnings from equity method investments (d)	(3,531)	(2,535)
Proportionate share of adjustments for noncontrolling interests (e)	(354)	(441)
Total adjustments	141,602	57,041
AFFO attributable to W. P. Carey	$1,035,945	$1,118,267

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$894,343	$1,061,226
AFFO attributable to W. P. Carey	$1,035,945	$1,118,267
__________
(a)Amount for the year ended December 31, 2023 includes (i) a gain on sale of real estate of $176.2 million recognized upon the reclassification of a portfolio of 78 net-lease self-storage properties to net investments in sales-type leases and (ii) a gain on sale of real estate of $59.1 million recognized upon the reclassification of a portfolio of 70 office properties located in Spain to net investments in sales-type leases (Note 7).
(b)Amount for the year ended December 31, 2023 includes an impairment charge of $47.3 million recognized on the 59 properties contributed to NLOP in connection with the Spin-Off (Note 1, Note 10).
(c)Amount for the year ended December 31, 2024 represents a gain recognized on the remaining interest in an investment acquired during the third quarter of 2024, which we had previously accounted for under the equity method (Note 9).
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
(f)Primarily comprised of gains and losses on extinguishment of debt, the mark-to-market fair value of equity securities, foreign currency exchange rate movements, and changes in the non-cash allowance for credit losses on loans receivable and finance leases. Amount for the year ended December 31, 2024 includes a mark-to-market unrealized loss for our investment in shares of Lineage of $134.0 million (Note 10).

W. P. Carey 2024 10-K – 44

(g)Amount for the year ended December 31, 2024 is primarily comprised of the write-off of a value added tax receivable that was previously recorded in connection with an international investment. Amount for the year ended December 31, 2023 is primarily comprised of costs incurred in connection with the Spin-Off (Note 1, Note 3).

While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO and AFFO measures.

W. P. Carey 2024 10-K – 45

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

Our debt obligations are more fully described in Note 12 and Liquidity and Capital Resources — Summary of Financing in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2024 (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed-rate debt (a) (b)	$669,459	$1,479,745	$529,329	$591,068	$492,535	$3,730,015	$7,492,151	$7,119,253
Variable-rate debt (a)	$—	$—	$—	$561,653	$55,448	$—	$617,101	$645,418
__________
(a)Amounts are based on the exchange rate at December 31, 2024, as applicable.
(b)Amounts include non-recourse mortgages and unsecured term loans subject to variable-to-fixed interest rate swaps. Amounts are primarily comprised of principal payments for our Senior Unsecured Notes (Note 12). In February 2025, we repaid our $450 million of 4.0% Senior Notes due 2025 at maturity (Note 19).

The estimated fair value of our fixed-rate debt and our variable-rate debt is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at December 31, 2024 would increase or decrease by $3.8 million for our British pound sterling-denominated debt, $2.2 million for our euro-denominated debt, and by $0.2 million for our Japanese yen-denominated debt for each respective 1% change in annual interest rates.

W. P. Carey 2024 10-K – 46

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Danish krone, the Canadian dollar, the Japanese yen, and certain other currencies which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed several offerings of euro-denominated senior notes, and have borrowed under our Senior Unsecured Credit Facility and Unsecured Term Loan due 2026 in foreign currencies, including the euro, British pound sterling, and Japanese yen (Note 12). Volatile market conditions arising from certain macroeconomic factors may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, British pound sterling, or Danish krone and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at December 31, 2024 of $1.8 million, $0.3 million, and $0.2 million, respectively, excluding the impact of our derivative instruments.

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

For the year ended December 31, 2024, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•64% related to domestic operations; and
•36% related to international operations.

At December 31, 2024, our net-lease portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our ABR as of that date:

•61% related to domestic properties;
•39% related to international properties;
•36% related to industrial facilities, 27% related to warehouse facilities, and 22% related to retail facilities; and
•22% related to the retail stores industry (including automotive dealerships).

W. P. Carey 2024 10-K – 47

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

W. P. Carey 2024 10-K – 48

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of W. P. Carey Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of W. P. Carey Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

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

W. P. Carey 2024 10-K – 49

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

Purchase Price Allocation for Asset Acquisitions

As described in Notes 2 and 6 to the consolidated financial statements, the Company completed real estate acquisitions for total consideration of $1.2 billion during the year ended December 31, 2024. For acquired properties with leases classified as operating leases, management allocates the purchase price to the tangible and intangible assets and liabilities based on their estimated fair values. Management determines the fair value of real estate under the income approach using the direct capitalization method. For the direct capitalization method, the fair value of real estate is determined (i) by the stabilized estimated net operating income for each property in the portfolio and (ii) a selected capitalization rate. For any acquisitions that do not qualify as sale-leaseback transactions, management records above- and below-market lease intangible assets and liabilities for acquired properties based on the present value, using a discount rate reflecting the risks associated with the leases acquired. For acquired properties with tenants in place, management records in-place lease intangible assets based on the estimated value ascribed to the avoidance of costs of leasing the properties for the remaining primary in-place lease terms.

The principal considerations for our determination that performing procedures relating to the purchase price allocation for acquisitions is a critical audit matter are (i) the significant judgment by management when developing the estimated fair value of tangible and intangible assets and liabilities to allocate the purchase price; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to capitalization rates and market rental rates used in the direct capitalization method for tangible and intangible assets; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to purchase price allocations for acquisitions, including controls over management’s development of the estimated fair value of the tangible and intangible assets and liabilities and controls over the review of significant assumptions related to capitalization rates and market rental rates. These procedures also included, among others, for a sample of acquisitions (i) reading the executed purchase agreements and leasing documents; (ii) testing management’s process for developing the estimated fair value of tangible and intangible assets and liabilities; (iii) evaluating the appropriateness of the direct capitalization method; (iv) testing the completeness and accuracy of underlying data used in the direct capitalization method; (v) evaluating the reasonableness of the significant assumptions used by management related to capitalization rates and market rental rates used in the direct capitalization method for tangible and intangible assets. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the significant assumptions related to capitalization rates and market rental rates.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 12, 2025

We have served as the Company’s auditor since 1973, which includes periods before the Company became subject to SEC reporting requirements.

W. P. Carey 2024 10-K – 50

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Investments in real estate:
Land, buildings and improvements — net lease and other	$12,842,869	$12,095,458
Land, buildings and improvements — operating properties	1,198,676	1,256,249
Net investments in finance leases and loans receivable	798,259	1,514,923
In-place lease intangible assets and other	2,297,572	2,308,853
Above-market rent intangible assets	665,495	706,773
Investments in real estate	17,802,871	17,882,256
Accumulated depreciation and amortization	(3,222,396)	(3,005,479)
Assets held for sale, net	—	37,122
Net investments in real estate	14,580,475	14,913,899
Equity method investments	301,115	354,261
Cash and cash equivalents	640,373	633,860
Other assets, net	1,045,218	1,096,474
Goodwill	967,843	978,289
Total assets (a)	$17,535,024	$17,976,783
Liabilities and Equity
Debt:
Senior unsecured notes, net	$6,505,907	$6,035,686
Unsecured term loans, net	1,075,826	1,125,564
Unsecured revolving credit facility	55,448	403,785
Non-recourse mortgages, net	401,821	579,147
Debt, net	8,039,002	8,144,182
Accounts payable, accrued expenses and other liabilities	596,994	615,750
Below-market rent intangible liabilities, net	119,831	136,872
Deferred income taxes	147,461	180,650
Dividends payable	197,612	192,332
Total liabilities (a)	9,100,900	9,269,786
Commitments and contingencies (Note 13)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 218,848,844 and 218,671,874 shares, respectively, issued and outstanding	219	219
Additional paid-in capital	11,805,179	11,784,461
Distributions in excess of accumulated earnings	(3,203,974)	(2,891,424)
Deferred compensation obligation	78,503	62,046
Accumulated other comprehensive loss	(250,232)	(254,867)
Total stockholders’ equity	8,429,695	8,700,435
Noncontrolling interests	4,429	6,562
Total equity	8,434,124	8,706,997
Total liabilities and equity	$17,535,024	$17,976,783
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.

W. P. Carey 2024 10-K – 51

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenues
Real Estate:
Lease revenues	$1,331,788	$1,427,376	$1,301,617
Income from finance leases and loans receivable	73,262	107,173	74,266
Operating property revenues	146,813	180,257	59,230
Other lease-related income	20,334	23,333	32,988
	1,572,197	1,738,139	1,468,101
Investment Management:
Asset management revenue	6,597	2,184	8,467
Other advisory income and reimbursements	4,224	1,035	2,518
	10,821	3,219	10,985
	1,583,018	1,741,358	1,479,086
Operating Expenses
Depreciation and amortization	487,724	574,212	503,403
General and administrative	98,969	96,395	91,470
Operating property expenses	70,866	95,141	27,054
Reimbursable tenant costs	55,975	81,939	73,622
Property expenses, excluding reimbursable tenant costs	49,677	44,451	50,753
Impairment charges — real estate	43,595	86,411	39,119
Stock-based compensation expense	40,894	34,504	32,841
Merger and other expenses	4,457	4,954	19,387
Impairment charges — investment management goodwill	—	—	29,334
	852,157	1,018,007	866,983
Other Income and Expenses
Interest expense	(277,367)	(291,852)	(219,160)
Other gains and (losses)	(137,988)	(36,184)	96,038
Gain on sale of real estate, net	74,822	315,984	43,476
Non-operating income	52,236	21,442	30,309
Gain on change in control of interests	31,849	—	33,931
Earnings from equity method investments	17,926	19,575	29,509
	(238,522)	28,965	14,103
Income before income taxes	492,339	752,316	626,206
Provision for income taxes	(31,709)	(44,052)	(27,724)
Net Income	460,630	708,264	598,482
Net loss attributable to noncontrolling interests	209	70	657
Net Income Attributable to W. P. Carey	$460,839	$708,334	$599,139

Basic Earnings Per Share	$2.09	$3.29	$3.00
Diluted Earnings Per Share	$2.09	$3.28	$2.99
Weighted-Average Shares Outstanding
Basic	220,168,325	215,369,777	199,633,802
Diluted	220,520,457	215,760,496	200,427,124
See Notes to Consolidated Financial Statements.

W. P. Carey 2024 10-K – 52

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net Income	$460,630	$708,264	$598,482
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivative instruments	10,624	(26,429)	19,732
Foreign currency translation adjustments	(6,281)	19,758	(63,149)
Foreign currency translation adjustments derecognized in connection with the Spin-Off	—	35,664	—
Reclassification of unrealized gain on investments to net income	—	—	(18,688)
	4,343	28,993	(62,105)
Comprehensive Income	464,973	737,257	536,377

Amounts Attributable to Noncontrolling Interests
Net loss	209	70	657
Foreign currency translation adjustments	292	(80)	(5)
Comprehensive loss (income) attributable to noncontrolling interests	501	(10)	652
Comprehensive Income Attributable to W. P. Carey	$465,474	$737,247	$537,029

See Notes to Consolidated Financial Statements.

W. P. Carey 2024 10-K – 53

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2024	218,671,874	$219	$11,784,461	$(2,891,424)	$62,046	$(254,867)	$8,700,435	$6,562	$8,706,997
Shares issued upon delivery of vested restricted share awards	171,705	—	(6,950)				(6,950)		(6,950)
Shares issued upon purchases under employee share purchase plan	5,265	—	268				268		268
Amortization of stock-based compensation expense			40,894				40,894		40,894
Deferral of vested shares, net			(14,543)		14,543		—		—
Dividends declared ($3.490 per share)			1,049	(773,389)	1,914		(770,426)		(770,426)
Net income				460,839			460,839	(209)	460,630
Distributions to noncontrolling interests							—	(2,255)	(2,255)
Contributions from noncontrolling interests							—	623	623
Other comprehensive income:
Unrealized gain on derivative instruments						10,624	10,624		10,624
Foreign currency translation adjustments						(5,989)	(5,989)	(292)	(6,281)
Balance at December 31, 2024	218,848,844	$219	$11,805,179	$(3,203,974)	$78,503	$(250,232)	$8,429,695	$4,429	$8,434,124

(Continued)

W. P. Carey 2024 10-K – 54

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

W. P. Carey 2024 10-K – 55

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

See Notes to Consolidated Financial Statements.

W. P. Carey 2024 10-K – 56

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash Flows — Operating Activities
Net income	$460,630	$708,264	$598,482
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	507,101	594,166	519,741
Net realized and unrealized losses (gains) on extinguishment of debt, equity securities, foreign currency exchange rate movements, and other	120,962	9,059	(76,202)
Straight-line rent adjustments	(83,094)	(75,435)	(57,988)
Gain on sale of real estate, net	(74,822)	(315,984)	(43,476)
Impairment charges — real estate	43,595	86,411	39,119
Stock-based compensation expense	40,894	34,504	32,841
Gain on change in control of interests	(31,849)	—	(33,931)
Increase (decrease) in allowance for credit losses	27,629	29,074	(14,363)
Amortization of rent-related intangibles and deferred rental revenue	24,477	33,958	43,249
Distributions of earnings from equity method investments	21,066	18,588	30,236
Earnings from equity method investments	(17,926)	(19,575)	(29,509)
Gain on repayment of secured loan receivable	(10,650)	—	(10,613)
Deferred income tax benefit	(4,245)	(199)	(8,071)
Impairment charges — investment management goodwill	—	—	29,334
Asset management revenue received in shares of CPA:18 – Global	—	—	(1,024)
Proceeds from sales of net investments in sales-type leases	806,812	—	—
Net changes in other operating assets and liabilities	2,532	(29,399)	(14,269)
Net Cash Provided by Operating Activities	1,833,112	1,073,432	1,003,556
Cash Flows — Investing Activities
Purchases of real estate	(1,128,809)	(1,211,397)	(1,145,734)
Proceeds from sales of real estate	409,487	446,402	234,652
Investments in loans receivable	(270,380)	—	(20,180)
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(135,327)	(121,625)	(104,441)
Proceeds from repayment of loans receivable	24,000	28,000	34,000
Capital contributions to equity method investments	(16,760)	(38,219)	(93,416)
Other investing activities, net	(12,170)	(24,487)	(19,767)
(Release) receipt of tenant-funded escrow for investing activities	(4,959)	4,959	—
Return of capital from equity method investments	1,026	10,484	7,102
Cash paid to stockholders of CPA:18 – Global in the CPA:18 Merger	—	—	(423,435)
Cash and restricted cash acquired in connection with the CPA:18 Merger	—	—	331,063
Proceeds from redemption of WLT preferred stock and cash exchanged for WLT common stock (Note 10)	—	—	147,625
Proceeds from repayment of short-term loans to affiliates	—	—	26,000
Funding of short-term loans to affiliates	—	—	(26,000)
Net Cash Used in Investing Activities	(1,133,892)	(905,883)	(1,052,531)
Cash Flows — Financing Activities
Proceeds from issuance of Senior Unsecured Notes	1,725,886	—	334,775
Repayments of Unsecured Revolving Credit Facility	(1,566,439)	(2,439,754)	(2,168,392)
Proceeds from Unsecured Revolving Credit Facility	1,229,189	2,551,578	2,079,420
Repayment of Senior Unsecured Notes	(1,044,500)	—	—
Dividends paid	(765,146)	(916,530)	(835,257)
Payments of mortgage principal	(231,506)	(396,730)	(137,611)
Payment of financing costs	(14,559)	(13,875)	(2,371)
Other financing activities, net	(12,811)	1,929	8,839
Payments for withholding taxes upon delivery of equity-based awards	(6,950)	(13,679)	(6,612)
Distributions to noncontrolling interests	(2,255)	(3,263)	(413)
Contributions from noncontrolling interests	623	2,886	30
Proceeds from shares issued under forward equity, net of selling costs	—	633,785	284,259
Proceeds from Unsecured Term Loans	—	542,330	283,139
Proceeds in connection with the Spin-Off	—	343,885	—
Proceeds from shares issued under our prior ATM Program, net of selling costs	—	—	218,081
Net Cash (Used in) Provided by Financing Activities	(688,468)	292,562	57,887
Change in Cash and Cash Equivalents and Restricted Cash During the Year
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(12,022)	7,719	(2,721)
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,270)	467,830	6,191
Cash and cash equivalents and restricted cash, beginning of year	691,971	224,141	217,950
Cash and cash equivalents and restricted cash, end of year	$690,701	$691,971	$224,141
 (Continued)

W. P. Carey 2024 10-K – 57

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

2022 — On August 1, 2022, CPA:18 – Global (as defined herein) merged with and into one of our indirect subsidiaries in the CPA:18 Merger (as defined herein) (Note 4). The following table summarizes estimated fair values of the assets acquired and liabilities assumed in the CPA:18 Merger (in thousands):

Total Consideration
Fair value of W. P. Carey shares of common stock issued	$1,205,750
Cash consideration paid	423,297
Cash paid for fractional shares	138
Fair value of our equity interest in CPA:18 – Global prior to the CPA:18 Merger	88,299
Fair value of our equity interest in jointly owned investments with CPA:18 – Global prior to the CPA:18 Merger	28,574
1,746,058
Assets Acquired at Fair Value
Land, buildings and improvements — net lease and other	881,613
Land, buildings and improvements — operating properties	1,000,447
Net investments in finance leases and loans receivable	38,517
In-place lease intangible assets and other	224,458
Above-market rent intangible assets	61,090
Assets held for sale	85,026
Goodwill	172,346
Other assets, net (excluding restricted cash)	25,229
Liabilities Assumed at Fair Value
Non-recourse mortgages, net	900,173
Accounts payable, accrued expenses and other liabilities	90,035
Below-market rent intangible liabilities	16,836
Deferred income taxes	52,320
Amounts attributable to noncontrolling interests	14,367
Net assets acquired excluding cash and restricted cash	1,414,995
Cash and cash equivalents and restricted cash acquired	$331,063

See Notes to Consolidated Financial Statements.

W. P. Carey 2024 10-K – 58

W. P. CAREY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

W. P. Carey Inc. (“W. P. Carey” or the “Company”) is a real estate investment trust (“REIT”) that, together with our consolidated subsidiaries, invests primarily in operationally-critical, single-tenant commercial real estate properties located in the United States and Northern and Western Europe that are leased on a long-term basis. We earn revenue principally by leasing the properties we own to companies on a triple-net lease basis, which generally requires each tenant to pay the costs associated with operating and maintaining the property.

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

In September 2023, we announced a plan to exit the office assets within our portfolio by (i) spinning-off 59 office properties into Net Lease Office Properties (“NLOP”), so that it became a separate publicly-traded real estate investment trust (the “Spin-Off”), and (ii) implementing an asset sale program to dispose of certain office properties retained by us (the “Office Sale Program”), which was completed in 2024.

On November 1, 2023, we completed the Spin-Off, contributing 59 office properties to NLOP (Note 3). Following the closing of the Spin-Off, NLOP operates as a separate publicly-traded REIT, which we externally manage pursuant to certain advisory agreements (the “NLOP Advisory Agreements”).

On August 1, 2022, a non-traded REIT that we previously advised, Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global”) merged with and into one of our indirect subsidiaries (the “CPA:18 Merger”) (Note 4). At December 31, 2024, we were the advisor to Carey European Student Housing Fund I, L.P. (“CESH”), a limited partnership formed for the purpose of developing, owning, and operating student housing properties in Europe (Note 5).

Effective January 1, 2024, we no longer separately analyze our business between real estate operations and investment management operations, and instead view the business as one reportable segment, since our investment management operations have been determined to be both quantitatively and qualitatively insignificant to the Company’s business. Our business is characterized as investing in operationally-critical, single-tenant commercial real estate properties that are leased on a long-term basis. These economic characteristics are similar across various property types, geographic locations, and industries in which our tenants operate and therefore considered one operating segment. The consolidated operating results are regularly reviewed, in the aggregate, by the chief operating decision maker (“CODM”) to evaluate performance and allocate resources. The CODM is our Chief Executive Officer. Accordingly, all operations have been considered to represent one reportable segment, which are reported on our consolidated statements of income and our consolidated balance sheets. As a result of this change, we have conformed prior period segment information to reflect how we currently view our business (Note 18).

Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Northern and Western Europe, which are leased to companies on a triple-net lease basis. At December 31, 2024, our portfolio was comprised of our full or partial ownership interests in 1,555 properties, totaling approximately 176 million square feet (unaudited), substantially all of which were net leased to 355 tenants, with a weighted-average lease term of 12.3 years and an occupancy rate of 98.6% (unaudited). In addition, at December 31, 2024, our portfolio was comprised of full ownership interests in 84 operating properties, including 78 self-storage properties, four hotels, and two student housing properties, totaling approximately 6.4 million square feet (unaudited).

W. P. Carey 2024 10-K – 59

Notes to Consolidated Financial Statements
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

W. P. Carey 2024 10-K – 60

Notes to Consolidated Financial Statements
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

We amortize the above-market lease intangible as a reduction of lease revenue over the remaining contractual lease term. We amortize the below-market lease intangible as an increase to lease revenue over the initial term and any renewal periods in the respective leases. We include the value of below-market leases in Below-market rent intangible liabilities in the consolidated financial statements.

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

Purchase Price Allocation of Goodwill — In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. In the event we dispose of a property or an investment that constitutes a business under U.S. generally accepted accounting principles (“GAAP”) from a property with goodwill, we allocate a portion of the property’s goodwill to that business in determining the gain or loss on the disposal of the business. The amount of goodwill allocated to the business is based on the relative fair value of the business to the fair value of the property. As part of purchase accounting for a business, we record any deferred tax assets and/or liabilities resulting from the difference between the tax basis and GAAP basis of the investment in the taxing jurisdiction. Such deferred tax amount will be included in purchase accounting and may impact the amount of goodwill recorded depending on the fair value of all of the other assets and liabilities and the amounts paid.

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

W. P. Carey 2024 10-K – 61

Notes to Consolidated Financial Statements
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

Equity Method Investments — We evaluate our equity method investments on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by calculating our share of the estimated fair market value of the underlying net assets based on the terms of the applicable partnership or joint-venture agreement. For our equity method investments, we calculate the estimated fair value of the underlying investment’s real estate as described in Real Estate above. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities (excluding net investment in direct financing leases) have fair values that generally approximate their carrying values.

Goodwill — We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event (for example, the CPA:18 Merger (Note 4, Note 8) and the Spin-Off (Note 3, Note 8)). To identify any impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the Company is less than its carrying value. This assessment is used as a basis to determine whether it is necessary to calculate fair value of the Company. We calculate the estimated fair value of the Company by utilizing our market capitalization. Impairments, if any, will be the difference between the Company’s fair value and carrying amount, not to exceed the carrying amount of goodwill.

W. P. Carey 2024 10-K – 62

Notes to Consolidated Financial Statements
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

During the year ended December 31, 2024, we had a net decrease of seven entities classified as VIEs, primarily related to the completion of certain tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchange”), dispositions, and the purchase of the remaining controlling interest in a jointly owned investment, partly offset by acquisitions and the funding of new construction loans (Note 7, Note 9).

At December 31, 2024 and 2023, we considered 14 and 21 entities to be VIEs, respectively, of which we consolidated nine and 15, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	December 31,
	2024	2023
Land, buildings and improvements — net lease and other	$468,484	$237,858
Land, buildings and improvements — operating properties	—	39,422
Net investments in finance leases and loans receivable	144,103	595,524
In-place lease intangible assets and other	67,764	40,650
Above-market rent intangible assets	3,757	6,828
Accumulated depreciation and amortization	(19,391)	(23,580)
Total assets	671,402	947,509

Non-recourse mortgages, net	$47,853	$59,715
Below-market rent intangible liabilities, net	25	32
Total liabilities	72,521	101,047

W. P. Carey 2024 10-K – 63

Notes to Consolidated Financial Statements
At December 31, 2024 and 2023, our five and six unconsolidated VIEs, respectively, included our interests in (i) two and three unconsolidated real estate investments, respectively, which we account for under the equity method of accounting (we do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities), (ii) two unconsolidated investments in equity securities, which we accounted for as investments in shares of the entities at fair value, and (iii) one unconsolidated construction loan investment, which we accounted for as a secured loan receivable, as of December 31, 2024. In addition, at December 31, 2023, we had a variable interest in NLOP, which we also deemed a VIE, due to our guarantee of a non-recourse mortgage loan with approximately $19 million principal balance outstanding as of December 31, 2023 encumbering a property that was derecognized in the Spin-Off (Note 3). This non-recourse mortgage loan was repaid by NLOP during the first quarter of 2024 and as a result, NLOP is not deemed a VIE as of December 31, 2024. As of December 31, 2024 and 2023, the net carrying amount of our investments in these entities was $576.2 million and $729.8 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

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

W. P. Carey 2024 10-K – 64

Notes to Consolidated Financial Statements
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

Restricted Cash — Restricted cash primarily consists of (i) security deposits and amounts required to be reserved pursuant to lender agreements for debt service, capital improvements, and real estate taxes, and (ii) funds designated for future 1031 Exchange transactions. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	December 31,
	2024	2023	2022
Cash and cash equivalents	$640,373	$633,860	$167,996
Restricted cash (a)	50,328	58,111	56,145
Total cash and cash equivalents and restricted cash	$690,701	$691,971	$224,141
__________
(a)Restricted cash is included within Other assets, net on our consolidated balance sheets. The amount as of December 31, 2024 includes $14.6 million of proceeds from certain dispositions, which are held by an intermediary and have been designated for future 1031 Exchange transactions.

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

Other Assets and Liabilities — We include prepaid expenses, straight-line rent adjustments, tenant receivables, deferred charges, escrow balances held by lenders, restricted cash balances, marketable securities, derivative assets, other intangible assets, corporate fixed assets, our investment in shares of Lineage (a cold storage REIT) (Note 10), and office lease ROU assets in Other assets, net. We include derivative liabilities, amounts held on behalf of tenants, operating lease liabilities, and deferred revenue in Accounts payable, accrued expenses and other liabilities.

W. P. Carey 2024 10-K – 65

Notes to Consolidated Financial Statements
Investment in Shares of Lineage — We have elected to apply the measurement alternative under ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10) to account for our investment in 5,546,547 shares of Lineage, which is included in Other assets, net in the consolidated financial statements (Note 10). Under this alternative, the carrying value is adjusted for any impairments or changes in fair value resulting from observable transactions for similar or identical investments in the issuer. We transferred this investment from Level 3 to Level 2 within the fair value hierarchy during the third quarter of 2024 because Lineage became a publicly traded company during that period. Although its share price is actively traded on an open market, we make an adjustment to the value of our investment based on the promote value that the sponsor of our investment is entitled to. Since we were a legacy investor in Lineage prior to their public offering completed in July 2024, our ownership interest is subject to settlement at the discretion of Lineage over a three-year period, during which we will have the option to settle our investment in the form of cash or common stock. If our investment is not settled by Lineage during the three-year period, our investment will convert to common shares.

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

Revenue from contracts under ASC 606, Revenue from Contracts with Customers is recognized when, or as, control of promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. ASC 606 does not apply to our lease revenues, which constitute a majority of our revenues, but primarily applies to revenues generated from our hotel operating properties and revenues earned from our affiliates (Note 5).

Revenue from contracts primarily represented hotel operating property revenues of $43.0 million, $76.2 million, and $12.0 million for the years ended December 31, 2024, 2023, and 2022, respectively, generated from 13 hotels located in the United States (12 of which were reclassified from net leases to operating properties in the first quarter of 2023 (Note 6); eight of these properties were sold during 2023 and one was sold during the second quarter of 2024 (Note 17)).

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

Revenue Recognition, Investment Management Operations — We earn asset management revenue in connection with providing services to CESH and NLOP. We earn asset management revenue from property management, leasing, and advisory services performed.

We earn other advisory income and reimbursements from NLOP for certain administrative services, including day-to-day management services, investor relations, accounting, tax, legal, and other administrative matters, paid in cash.

W. P. Carey 2024 10-K – 66

Notes to Consolidated Financial Statements
CESH reimburses us for certain personnel and overhead costs that we incur on their behalf. We record reimbursement income as the expenses are incurred, subject to limitations imposed by the advisory agreements. Revenue from contracts with affiliates under ASC 606 is discussed in Note 5.

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

W. P. Carey 2024 10-K – 67

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

Income Taxes — We conduct business in various states and municipalities primarily within North America and Europe, and as a result, we or one or more of our subsidiaries file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. We derive most of our REIT income from our real estate operations. Our domestic real estate operations are generally not subject to federal tax, and accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements for these operations. These operations may be subject to certain state and local taxes, as applicable. Prior to the CPA:18 Merger, we conducted our investment management operations primarily through taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business. These operations are subject to federal, state, local, and foreign taxes, as applicable. Our financial statements are prepared on a consolidated basis including these TRSs and include a provision for current and deferred taxes on these operations.

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

Earnings Per Share — Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share reflects potentially dilutive securities (RSAs, RSUs, PSUs, and shares available for issuance under our Equity Forwards and ATM Forwards, each as defined in Note 14) using the treasury stock method, except when the effect would be anti-dilutive.

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

W. P. Carey 2024 10-K – 68

Notes to Consolidated Financial Statements
Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that contractual sale restrictions should not be considered in measuring the fair value of equity securities. We adopted this guidance for our interim and annual periods beginning January 1, 2024. The adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires quarterly disclosure of segment expenses if they are (i) significant to the segment, (ii) regularly provided to the CODM, and (iii) included in each reported measure of a segment’s profit or loss. In addition, ASU 2023-07 requires an annual disclosure of the CODM’s title and a description of how the CODM uses the segment’s profit/loss measure to assess segment performance and to allocate resources. We adopted this guidance for our interim and annual periods beginning January 1, 2024. The adoption of this standard did not have a material impact on our consolidated financial statements, but has resulted in incremental disclosures within the footnotes to our consolidated financial statements (Note 18).

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to annually (i) disclose specific categories in the rate reconciliation disclosure and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pre-tax income or loss by the applicable statutory income tax rate). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

W. P. Carey 2024 10-K – 69

Notes to Consolidated Financial Statements
The following table summarizes assets, liabilities, and equity derecognized in connection with the Spin-Off (in thousands):

Assets
Investments in real estate:
Land, buildings and improvements — net lease and other	$1,299,400
In-place lease and other intangible assets	373,631
Above-market rent intangible assets	58,426
Investments in real estate	1,731,457
Accumulated depreciation and amortization	(454,768)
Net investments in real estate	1,276,689
Cash and cash equivalents and restricted cash	9,141
Other assets, net (excluding restricted cash)	70,472
Goodwill (Note 8)	61,737
Less: impairment charges (Note 10)	(47,282)
Total assets	$1,370,757
Liabilities and Equity
Non-recourse mortgages, net	$164,743
Accounts payable, accrued expenses and other liabilities	54,199
Below-market rent intangible liabilities	11,799
Deferred income taxes	9,718
Total liabilities	240,459

Distributions in excess of accumulated earnings	229,712
Accumulated other comprehensive loss	(35,664)
Noncontrolling interests	4,406
Total equity	198,454
Total liabilities and equity	$438,913

The following table summarizes the impact to the components of Total equity in connection with the Spin-Off (in thousands):

Impact to Total Equity
Total assets derecognized (excluding cash and cash equivalents and restricted cash)	$(1,361,616)
Total liabilities derecognized	240,459
Net assets derecognized	(1,121,157)
Less: Proceeds in connection with the Spin-Off, reflecting cash and cash equivalents and restricted cash derecognized (described below under “Debt Facility”)	343,885
Impact to Total equity	$(777,272)

Impact to Components of Total Equity
Distributions in excess of accumulated earnings derecognized	$(229,712)
Accumulated other comprehensive income derecognized	35,664
Noncontrolling interests derecognized	(4,406)
Reduction to Additional paid-in capital	(578,818)
Impact to Total equity	$(777,272)

W. P. Carey 2024 10-K – 70

Notes to Consolidated Financial Statements
NLOP Agreements

Pursuant to the NLOP Advisory Agreements, which we entered into on November 1, 2023, we provide NLOP with strategic management services, including asset management, property disposition support, and various related services. NLOP will pay us an asset management fee, which was initially set at an annual amount of approximately $7.5 million and is being reduced proportionately following the disposition of each portfolio property. Such fees are included in Asset management revenue on our consolidated statements of income. In addition, NLOP will reimburse us a base administrative amount of approximately $4.0 million annually, for certain administrative services, including day-to-day management services, investor relations, accounting, tax, legal, and other administrative matters. Such amounts are included in Other advisory income and reimbursements on our consolidated statements of income.

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

W. P. Carey 2024 10-K – 71

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

W. P. Carey 2024 10-K – 72

Notes to Consolidated Financial Statements
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

Pro Forma Financial Information (Unaudited)

The following consolidated pro forma financial information has been presented as if the CPA:18 Merger had occurred on January 1, 2021 for the year ended December 31, 2022. The pro forma financial information is not necessarily indicative of what the actual results would have been had the CPA:18 Merger on that date, nor does it purport to represent the results of operations for future periods.

(in thousands)

Year Ended December 31, 2022
Pro forma total revenues	$1,590,233

Note 5. Agreements and Transactions with Related Parties

Advisory Agreements and Partnership Agreements with NLOP, CESH, and CPA:18 – Global

We currently have advisory arrangements with NLOP and CESH, pursuant to which we earn fees and are entitled to receive reimbursement for certain administrative expenses. The NLOP Advisory Agreements are described in Note 3. Upon completion of the CPA:18 Merger on August 1, 2022 (Note 4), our advisory agreements with CPA:18 – Global were terminated, and we ceased earning revenue from CPA:18 – Global.

The following tables present a summary of revenue earned, reimbursable costs, and distributions of Available Cash received/accrued from NLOP, CESH, and CPA:18 – Global for the periods indicated, included in the consolidated financial statements (in thousands):

	Years Ended December 31,
	2024	2023	2022
Asset management revenue (a) (b)	$6,597	$2,184	$8,467
Administrative reimbursements (a) (c)	4,000	667	—
Reimbursable costs from affiliates (a) (c)	224	368	2,518
Distributions of Available Cash (d)	—	—	8,746
Interest income on loans to affiliates (e)	—	—	112
	$10,821	$3,219	$19,843

	Years Ended December 31,
	2024	2023	2022
NLOP	$10,243	$1,912	$—
CESH	578	1,307	1,989
CPA:18 – Global	—	—	17,854
	$10,821	$3,219	$19,843
__________
(a)Amounts represent revenues from contracts under ASC 606.
(b)Included within Asset management revenue in the consolidated statements of income.
(c)Included within Other advisory income and reimbursements in the consolidated statements of income.
(d)Included within Earnings from equity method investments in the consolidated statements of income.
(e)Included within Non-operating income in the consolidated statements of income.

W. P. Carey 2024 10-K – 73

Notes to Consolidated Financial Statements

The following table presents a summary of amounts due from affiliates, which are included within Other assets, net in the consolidated financial statements (in thousands):

	December 31,
	2024	2023
Asset management fees receivable	$554	$1,349
Accounts receivable	462	768
Reimbursable costs	73	59
	$1,089	$2,176

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

W. P. Carey 2024 10-K – 74

Notes to Consolidated Financial Statements
Back-End Fees and Interests in CPA:18 – Global and CESH

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

Other Transactions with Affiliates and Related Parties

Loans to Affiliates

From time to time, our board of directors (our “Board”) has approved the making of secured and unsecured loans or lines of credit from us to certain of the investment programs we have sponsored, at our sole discretion, generally for the purpose of facilitating acquisitions or for working capital purposes. In July 2022, CPA:18 – Global repaid the $16.0 million principal outstanding balance on its line of credit in full. The loan agreement with CPA:18 – Global was terminated upon completion of the CPA:18 Merger on August 1, 2022. No such line of credit with CESH or NLOP existed during the reporting period.

Other

At December 31, 2024, we owned interests in seven jointly owned investments in real estate, with the remaining interests held by third parties. We consolidate four such investments and account for the remaining three investments under the equity method of accounting (Note 9). In addition, we owned limited partnership units of CESH at that date. We elected to account for our investment in CESH under the fair value option (Note 9).

Note 6. Land, Buildings and Improvements, and Assets Held for Sale

Land, Buildings and Improvements — Net Lease and Other

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	December 31,
	2024	2023
Land	$2,398,409	$2,248,300
Buildings and improvements	10,388,418	9,801,596
Real estate under construction	56,042	45,562
Less: Accumulated depreciation	(1,701,892)	(1,509,730)
	$11,140,977	$10,585,728

During 2024, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro decreased by 6.0% to $1.0389 from $1.1050. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements — net lease and other decreased by $210.0 million from December 31, 2023 to December 31, 2024.

On September 1, 2024, we entered into net lease agreements for certain self-storage properties previously classified as operating properties. As a result, in September 2024, we reclassified three consolidated self-storage properties with an aggregate carrying value of $46.1 million from Land, buildings and improvements — operating properties to Land, buildings and improvements — net lease and other. Effective as of that time, we began recognizing Lease revenues from these properties, whereas previously we recognized Operating property revenues and expenses from these properties. In addition, in connection with the net lease agreements described above, in September 2024, we reclassified nine self-storage properties from Equity method investments and recorded $84.4 million in Land, buildings and improvements — net lease and other. Effective as of that time, we began recognizing Lease revenues from these properties (Note 9).

W. P. Carey 2024 10-K – 75

Notes to Consolidated Financial Statements
In connection with changes in lease classifications due to (i) extensions of the underlying leases, (ii) entering into a new lease, or (iii) lease expirations, we reclassified 17 properties with an aggregate carrying value of $120.9 million from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other during 2024 (Note 7).

During the year ended December 31, 2024, we reclassified two properties classified as Land, buildings and improvements — net lease and other to Net investments in finance leases and loans receivable since we entered into an agreement to sell the properties to the tenant. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $6.8 million from December 31, 2023 to December 31, 2024 (Note 7).

See Note 3 for a description of land, buildings and improvements derecognized in connection with the Spin-Off.

As discussed in Note 4, we acquired 39 consolidated properties subject to existing operating leases in the CPA:18 Merger, which increased the carrying value of our Land, buildings and improvements — net lease and other by $881.6 million during the year ended December 31, 2022.

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $292.9 million, $325.8 million, and $299.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

W. P. Carey 2024 10-K – 76

Notes to Consolidated Financial Statements
Acquisitions of Real Estate During 2024

During 2024, we entered into the following investments, which were deemed to be real estate asset acquisitions (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs (a)
Doncaster, United Kingdom (a)	2	1/9/2024	Retail	$30,055
Various, Italy (a)	5	1/30/2024	Industrial, Warehouse	148,130
Laval, Canada (a)	1	3/26/2024	Industrial	2,604
Commercial Point, Ohio	1	4/5/2024	Warehouse	94,220
Tucson, Arizona	1	5/13/2024	Warehouse	38,784
Portfolio Acquisition:
Various, United States	5	5/15/2024	Industrial, Warehouse	44,400
Various, United States	4	5/15/2024	Industrial	23,330
Sylacauga, Alabama	1	5/15/2024	Industrial	5,852
Moxee, Washington and La Porte, Indiana (b)	2	6/26/2024	Industrial	37,019
Various, North Carolina (b)	3	7/23/2024	Industrial, Retail	18,260
Neenah, Wisconsin (b)	1	7/23/2024	Industrial	19,868
Alexandria, Canada (a) (b)	1	8/6/2024	Warehouse	26,030
Tillsonburg and Oldcastle, Canada (b)	2	8/6/2024	Industrial	15,919
Portfolio Total	19			190,678
Mesa and Laveen, Arizona	2	6/3/2024	Retail	26,964
Various, Poland (a)	123	7/25/2024; 9/18/2024	Retail	31,508
Las Vegas, Nevada	1	8/2/2024	Retail	12,471
West Des Moines, Iowa	1	8/9/2024	Retail	21,063
Various, United States	3	10/1/2024	Retail (Car Wash)	15,259
Lebanon, Indiana	1	10/17/2024	Industrial	58,289
Shelbyville, Kentucky	1	10/18/2024	Industrial	99,572
Stockton, California	1	11/27/2024	Land	55,073
Weehawken, New Jersey	1	11/27/2024	Specialty (Datacenter)	97,244
Various, United States (c)	106	Various	Retail	201,160
Manchester, United Kingdom (a)	1	12/13/2024	Retail	25,873
Yarnfield, United Kingdom (a)	1	12/19/2024	Education	23,329
	271			$1,172,276
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.
(b)In connection with these acquisitions, we assumed non-recourse mortgage loans encumbering the properties with an outstanding principal balance totaling $66.0 million (Note 12).
(c)This investment was completed in several tranches during November and December 2024, with properties located across 21 U.S. states.

W. P. Carey 2024 10-K – 77

Notes to Consolidated Financial Statements
The aggregate purchase price allocation for investments disclosed above is as follows (dollars in thousands):

Total Capitalized Costs
Land	$219,411
Buildings and improvements	772,346
Intangible assets and liabilities:
In-place lease (weighted-average expected life of 14.8 years)	166,054
Above-market rent (expected life of 14.4 years)	7,093
Below-market rent (expected life of 12.8 years)	(408)
Right-of-use assets:
Land lease right-of-use assets	4,346
Below-market ground lease intangibles	3,549
Debt discount and deferred financing costs on non-recourse mortgage loans assumed	4,231
Operating lease liabilities	(4,346)
$1,172,276

Acquisitions of Real Estate During 2023 — We entered into 12 investments, which were deemed to be real estate asset acquisitions, at a total cost of $1.2 billion, including land of $212.6 million, buildings of $774.1 million, in-place lease intangibles of $185.9 million, ROU assets of $13.0 million, and prepaid rent liabilities of $6.9 million.

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

Real Estate Under Construction — Net Lease and Operating Properties

During 2024, we capitalized real estate under construction totaling $96.3 million. The number of construction projects in progress with balances included in real estate under construction was four and 11 as of December 31, 2024 and 2023, respectively. Aggregate unfunded commitments totaled approximately $72.1 million and $71.8 million as of December 31, 2024 and 2023, respectively.

During 2024, we completed the following construction projects (dollars in thousands):

Property Location(s)	Primary Transaction Type	Number of Properties	Date of Completion	Property Type	Total Capitalized Costs
Salisbury, North Carolina	Expansion	1	3/8/2024	Industrial	$14,737
Little Rock, Arkansas	Expansion	1	4/10/2024	Self-Storage (Operating)	3,280
Irvine, California	Redevelopment	1	6/27/2024	Industrial	15,222
Washington, Michigan	Redevelopment	1	12/13/2024	Research and Development	36,290
Atlanta, Georgia	Redevelopment	1	12/31/2024	Warehouse	17,520
		5			$87,049

During 2023, we completed four construction projects, at a total cost of $60.7 million.

During 2022, we completed six construction projects, at a total cost of $148.1 million.

During 2024, we committed to fund four construction projects, for an aggregate amount of $95.8 million. We currently expect to complete the projects in 2025 and 2026.

W. P. Carey 2024 10-K – 78

Notes to Consolidated Financial Statements
Capitalized interest incurred during construction was $1.0 million, $0.6 million, and $1.3 million for the years ended December 31, 2024, 2023, and 2022 respectively, which reduces Interest expense in the consolidated statements of income.

Dispositions of Properties

During 2024, we sold 25 properties, which were classified as Land, buildings and improvements — net lease and other. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $281.1 million from December 31, 2023 to December 31, 2024 (Note 17).

Other Lease-Related Income

2024 — For the year ended December 31, 2024, Other lease-related income on our consolidated statements of income included: (i) lease termination income totaling $7.0 million received from one tenant and (ii) other lease-related settlements totaling $11.8 million.

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

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Lease income — fixed	$1,186,730	$1,254,340	$1,160,942
Lease income — variable (a)	145,058	173,036	140,675
Total operating lease income	$1,331,788	$1,427,376	$1,301,617
__________
(a)Includes (i) rent increases based on changes in the CPI and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments) under non-cancelable operating leases at December 31, 2024 are as follows (in thousands):

Years Ending December 31,	Total
2025	$1,260,864
2026	1,254,010
2027	1,217,122
2028	1,190,048
2029	1,138,578
Thereafter	11,103,738
Total	$17,164,360

See Note 7 for scheduled future lease payments to be received under non-cancelable direct financing leases and sales-type leases.

W. P. Carey 2024 10-K – 79

Notes to Consolidated Financial Statements

Lease Cost

Lease costs for operating leases are included in (i) General and administrative expenses (office leases), (ii) Property expenses, excluding reimbursable tenant costs (land leases), and (iii) Reimbursable tenant costs (land leases) in the consolidated statements of income. Certain information related to the total lease cost for operating leases is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Fixed lease cost	$15,550	$15,518	$15,087
Variable lease cost	1,992	1,731	1,086
Total lease cost	$17,542	$17,249	$16,173

During the years ended December 31, 2024, 2023, and 2022, we received sublease income totaling approximately $5.0 million, $4.9 million, and $4.6 million, respectively, which is included in Lease revenues in the consolidated statements of income.

Other Information

Supplemental balance sheet information related to ROU assets and lease liabilities is as follows (dollars in thousands):

		December 31,
	Location on Consolidated Balance Sheets	2024	2023
Operating ROU assets — land leases	In-place lease intangible assets and other	$115,156	$114,080
Finance ROU assets — land and building leases	In-place lease intangible assets and other	25,253	26,034
Operating ROU assets — office leases	Other assets, net	51,319	54,730
Total operating ROU assets		$191,728	$194,844

Operating lease liabilities	Accounts payable, accrued expenses and other liabilities	$143,274	$138,733

Weighted-average remaining lease term — operating leases		23.4 years	23.8 years
Weighted-average discount rate — operating leases		6.8%	6.6%
Number of land lease arrangements — operating leases		72	66
Weighted-average remaining lease term — finance leases (a)		56.4 years	58.6 years
Number of land and building lease arrangements — finance leases		2	2
Number of office space arrangements		4	4
Remaining lease term range (excluding extension options not reasonably certain of being exercised)		<1 – 95 years	<1 – 98 years
__________
(a)There are no related lease liabilities for our finance ROU assets. Therefore, there is no applicable weighted-average discount rate for such assets.

Cash paid for operating lease liabilities included in Net cash provided by operating activities totaled $16.2 million, $16.1 million, and $15.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

W. P. Carey 2024 10-K – 80

Notes to Consolidated Financial Statements
Undiscounted Cash Flows

A reconciliation of the undiscounted cash flows for operating leases recorded on the consolidated balance sheet within Accounts payable, accrued expenses and other liabilities as of December 31, 2024 is as follows (in thousands):

Years Ending December 31,	Total
2025	$14,805
2026	15,057
2027	15,279
2028	15,169
2029	14,291
Thereafter	228,739
Total lease payments	303,340
Less: amount of lease payments representing interest	(160,066)
Present value of future lease payments/lease obligations	$143,274

Land, Buildings and Improvements — Operating Properties

At December 31, 2024, Land, buildings and improvements — operating properties consisted of our investments in 78 consolidated self-storage properties, four consolidated hotels, and two consolidated student housing properties. At December 31, 2023, Land, buildings and improvements — operating properties consisted of our investments in 80 consolidated self-storage properties, five consolidated hotels, and two consolidated student housing properties. Below is a summary of our Land, buildings and improvements — operating properties (in thousands):

	December 31,
	2024	2023
Land	$144,871	$150,084
Buildings and improvements	1,053,805	1,104,635
Real estate under construction	—	1,530
Less: Accumulated depreciation	(100,575)	(80,057)
	$1,098,101	$1,176,192

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

During the year ended December 31, 2024, the U.S. dollar strengthened against the British pound sterling, resulting in a decrease of $1.4 million in the carrying value of our Land, buildings and improvements — operating properties from December 31, 2023 to December 31, 2024.

During the year ended December 31, 2024, we sold one hotel operating property, which was classified as Land, buildings and improvements — operating properties. As a result, the carrying value of our Land, buildings and improvements — operating properties decreased by $14.6 million from December 31, 2023 to December 31, 2024 (Note 17).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements attributable to operating properties was $28.7 million, $29.8 million, and $11.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

W. P. Carey 2024 10-K – 81

Notes to Consolidated Financial Statements
During the year ended December 31, 2024, we entered into the following self-storage operating property investment, which was deemed to be a real estate asset acquisition (dollars in thousands):

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
$7,408

Acquisitions of Operating Real Estate During 2023 — We entered into four self-storage operating property investments, which were deemed to be real estate asset acquisitions, at a total cost of $47.3 million, including land of $13.5 million, buildings of $31.9 million, and in-place lease intangibles of $1.8 million.

For the year ended December 31, 2024, Land, buildings and improvements — operating properties revenues totaling $146.8 million were comprised of $136.5 million in lease revenues and $10.3 million in other income (such as food and beverage revenue) from 81 consolidated self-storage properties, five consolidated hotels, and two consolidated student housing properties. For the year ended December 31, 2023, Land, buildings and improvements — operating properties revenues totaling $180.3 million were comprised of $164.5 million in lease revenues and $15.8 million in other income (such as food and beverage revenue) from 80 consolidated self-storage properties, 13 consolidated hotels, and two consolidated student housing properties. For the year ended December 31, 2022, Land, buildings and improvements — operating properties revenues totaling $59.2 million were comprised of $54.4 million in lease revenues and $4.8 million in other income from 75 consolidated self-storage properties, two consolidated student housing properties, and one consolidated hotel. We derive self-storage revenue primarily from rents received from customers who rent storage space under month-to-month leases for personal or business use. We derive hotel revenue primarily from room rentals, as well as food, beverage, and other services. We earn student housing operating revenue primarily from leases of one year or less with individual students.

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	December 31,
	2024	2023
Land, buildings and improvements — net lease and other	$—	$46,986
In-place lease intangible assets and other	—	5,222
Above-market rent intangible assets	—	8,374
Accumulated depreciation and amortization	—	(23,460)
Assets held for sale, net	$—	$37,122

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

W. P. Carey 2024 10-K – 82

Notes to Consolidated Financial Statements
Finance Receivables

Net investments in finance leases and loans receivable are summarized as follows (in thousands):

	Maturity Date	December 31,
		2024	2023
Sale-leaseback transactions accounted for as loans receivable (a)	2038 – 2054	$451,813	$236,611
Net investments in direct financing leases (b)	2025 – 2036	277,698	431,328
Net investments in sales-type leases (c)	2025	36,891	835,734
Secured loans receivable (d)	2025	31,857	11,250
		$798,259	$1,514,923
__________
(a)These investments are accounted for as loans receivable in accordance with ASC 310, Receivables and ASC 842, Leases. Maturity dates reflect the current lease maturity dates. Amounts are net of allowance for credit losses of $14.3 million and $0.8 million as of December 31, 2024 and 2023, respectively.
(b)Amounts are net of allowance for credit losses, as disclosed below under Net Investments in Direct Financing Leases.
(c)These investments are assessed for credit loss allowances but no such allowances were recorded as of December 31, 2024 or 2023.
(d)Amounts are net of allowance for credit losses of $2.1 million as of December 31, 2023. No such allowance was recorded as of December 31, 2024.

During the year ended December 31, 2024, the U.S. dollar strengthened against the euro, resulting in a $24.0 million decrease in the carrying value of Net investments in finance leases and loans receivable from December 31, 2023 to December 31, 2024.

Income from finance leases and loans receivable is summarized as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Net investments in direct financing leases	$34,375	$49,950	$53,017
Sale-leaseback transactions accounted for as loans receivable	22,754	14,715	13,569
Net investments in sales-type leases	13,280	38,109	—
Secured loans receivable	2,853	4,399	7,680
	$73,262	$107,173	$74,266

Loans Receivable

During the year ended December 31, 2024, we entered into the following sale-leasebacks, which were deemed to be loans receivable in accordance with ASC 310, Receivables and ASC 842, Leases (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Investment
Various, Italy (a)	4	3/26/2024	Industrial, Warehouse	$83,890
Nueva Leon, Mexico	4	10/15/2024; 12/11/2024	Industrial	98,580
Various, Poland (a) (b)	11	11/14/2024; 12/18/2024	Industrial	56,150
	19			$238,620
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.
(b)In connection with this acquisition, we capitalized (i) land lease ROU assets totaling $0.7 million, which are included within In-place lease intangible assets and other on our consolidated balance sheets, and (ii) operating lease liabilities totaling $0.7 million, which are included within Accounts payable, accrued expenses and other liabilities on our consolidated balance sheets.

W. P. Carey 2024 10-K – 83

Notes to Consolidated Financial Statements
During the year ended December 31, 2022, we entered into one sale-leaseback, which was deemed to be a loan receivable, at a total cost of $19.8 million.

During the years ended December 31, 2024 and 2023, we recorded allowance for credit losses of $13.5 million and $0.8 million, respectively, on our sale-leaseback transactions accounted for as loans receivables due to changes in economic conditions.

In November 2024, we entered into an agreement to fund a construction loan of $25.0 million for a mixed-use complex in Las Vegas, Nevada, at an interest rate of SOFR plus 3.0% (with a floor of 6.5%) and with a maturity date of November 2025, with two one-year extension options. During the fourth quarter of 2024, we funded $15.0 million, with the remaining amount expected to be funded in 2025. This loan will be treated as a secured loan receivable for accounting purposes in accordance with the acquisition, development and construction arrangement sub-section of ASC 310, Receivables. As of December 31, 2024, this secured loan receivable had a carrying value of $15.0 million and was included in Net investments in finance leases and loans receivable in our consolidated balance sheets.

In November 2024, we entered into an agreement to fund a construction loan of $23.4 million for a retail project in Las Vegas, Nevada, at an interest rate of 8.0% and with a maturity date of December 2025, with two one-year extension options. During the fourth quarter of 2024, we funded $16.8 million, with the remaining amount expected to be funded in 2025. This loan will be treated as a secured loan receivable for accounting purposes in accordance with the acquisition, development and construction arrangement sub-section of ASC 310, Receivables. As of December 31, 2024, this secured loan receivable had a carrying value of $16.8 million and was included in Net investments in finance leases and loans receivable in our consolidated balance sheets.

In June 2024, in connection with a property disposition, we provided financing to the buyer of $15.0 million with an interest rate of 15.0%. In September 2024, this secured loan receivable was repaid to us for $15.0 million.

In March 2024, a secured loan receivable was repaid to us for $24.0 million. In connection with this repayment, we recorded a release of allowance for credit losses of $2.1 million since the loan principal was fully repaid. In addition, we collected $1.4 million of unpaid interest related to a prior year upon repayment of this secured loan receivable, which was included in Income from finance leases and loans receivable on the consolidated statements of income for the year ended December 31, 2024.

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

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	December 31,
	2024	2023
Lease payments receivable	$178,639	$285,512
Unguaranteed residual value	273,502	434,234
	452,141	719,746
Less: unearned income	(150,383)	(251,441)
Less: allowance for credit losses (a)	(24,060)	(36,977)
	$277,698	$431,328
__________

W. P. Carey 2024 10-K – 84

Notes to Consolidated Financial Statements
(a)During the years ended December 31, 2024 and 2023, we recorded a net allowance for credit losses of $16.2 million and $28.2 million, respectively, on our net investments in direct financing leases due to changes in expected economic conditions, which was included within Other gains and (losses) in our consolidated statements of income. In addition, during the year ended December 31, 2024, we reduced the allowance for credit losses balance by $29.2 million, in connection with the reclassification of certain properties from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other, as described below.

2024 — During the year ended December 31, 2024, we reclassified 17 properties with a carrying value of $120.9 million from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other in connection with changes in lease classifications due to (i) extensions of the underlying leases, (ii) entering into a new lease, or (iii) lease expirations (Note 6). In addition, during the year ended December 31, 2024, we sold one property accounted for as a direct financing lease that had a net carrying value of $5.8 million.

2022 — As discussed in Note 4, we acquired one consolidated property subject to a direct financing lease in the CPA:18 Merger, which increased the carrying value of our Net investments in finance leases and loans receivable by $10.5 million during the year ended December 31, 2022.

Net Investments in Sales-Type Leases

On February 28, 2023, the tenant occupying our portfolio of 78 net-lease self-storage properties located in the United States provided notice of its intention to exercise its option to repurchase the properties. In accordance with ASC 842, Leases, we reclassified these net-lease assets to net investments in sales-type leases totaling $451.4 million on our consolidated balance sheets within Net investments in finance leases and loans receivable (based on the present value of remaining rents and estimated purchase price, using the CPI rates as of the exercise notice date), since the tenant provided notice of its intention to exercise its purchase option. We recognized an aggregate Gain on sale of real estate, net, of $176.2 million during the year ended December 31, 2023 related to this transaction. During the year ended December 31, 2024, we completed the sale of this portfolio. The purchase price was calculated using the U.S. CPI as of the closing date. As a result, the carrying value of Net investments in finance leases and loans receivable decreased by $451.4 million from December 31, 2023 to December 31, 2024 (Note 17).

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

On October 31, 2023, we entered into an agreement to sell our portfolio of 70 office properties located in Spain to the tenant occupying the properties. In accordance with ASC 842, Leases, we reclassified these net-lease assets to net investments in sales-type leases totaling $348.6 million on our consolidated balance sheets within Net investments in finance leases and loans receivable (based on the estimated purchase price and the foreign currency exchange rate of the euro on the agreement date), since this agreement resulted in a lease modification. We recognized an aggregate Gain on sale of real estate, net, of $59.1 million during the three months ended December 31, 2023 related to this transaction. During the year ended December 31, 2024, we completed the sale of this portfolio. As a result, the carrying value of Net investments in finance leases and loans receivable decreased by $359.3 million from December 31, 2023 to December 31, 2024 (Note 17).

On July 10, 2024, we entered into an agreement to sell two properties located in the Netherlands to the tenant occupying the properties. In accordance with ASC 842, Leases, we reclassified these net-lease assets to net investments in sales-type leases totaling $17.3 million on our consolidated balance sheets (based on the estimated purchase price and the foreign currency exchange rate of the euro on the agreement date), since this agreement resulted in a lease modification. In connection with this transaction, we reclassified the following amounts to Net investments in finance leases and loans receivable: (i) $9.2 million from Land, buildings and improvements — net lease and other, (ii) $3.0 million from In-place lease intangible assets and other, (iii) $0.2 million from Above-market rent intangible assets, (iv) $3.8 million from Accumulated depreciation and amortization, and (v) $2.3 million from Other assets, net. We recognized an aggregate Gain on sale of real estate, net, of $6.4 million during the year ended December 31, 2024 related to this transaction. We sold these properties in January 2025 (Note 19).

W. P. Carey 2024 10-K – 85

Notes to Consolidated Financial Statements
Prior to the reclassifications of certain properties to net investments in sales-type leases, earnings from such investments were recognized in Lease revenues in the consolidated financial statements.

Net investments in sales-type leases is summarized as follows (in thousands):

	December 31,
	2024	2023
Lease payments receivable (a)	$36,938	$849,881
	36,938	849,881
Less: unearned income	(47)	(14,147)
	$36,891	$835,734
__________
(a)Includes estimated purchase price and total rents owed.

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments) under non-cancelable direct financing leases and sales-type leases at December 31, 2024 are as follows (in thousands):

Years Ending December 31,	Total
2025 (a)	$69,427
2026	31,414
2027	30,248
2028	23,541
2029	20,933
Thereafter	40,014
Total	$215,577
__________
(a)Includes $36.9 million for the net investments in sales-type leases described above, representing the estimated purchase prices of the investments plus remaining rents. One such investment (comprising two properties) was sold in January 2025 for gross proceeds of approximately $16.6 million (Note 19).

See Note 6 for scheduled future lease payments to be received under non-cancelable operating leases.

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both December 31, 2024 and 2023, no material balances of our finance receivables were past due. Other than the lease extensions, new leases, and lease expirations noted above under Net Investments in Direct Financing Leases, there were no material modifications of finance receivables during the year ended December 31, 2024.

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

W. P. Carey 2024 10-K – 86

Notes to Consolidated Financial Statements
A summary of our finance receivables by internal credit quality rating, excluding our allowance for credit losses, is as follows (dollars in thousands):

	Number of Tenants / Obligors at December 31,		Carrying Value at December 31,
Internal Credit Quality Indicator	2024	2023	2024	2023
1 – 3	18	18	$575,361	$1,338,877
4	7	8	254,864	215,953
5	1	—	6,411	—
			$836,636	$1,554,830

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

Net lease intangibles recorded in connection with property acquisitions during the year ended December 31, 2024 are described in Note 6.

In connection with certain business combinations, including the CPA:18 Merger (Note 4), we recorded goodwill as a result of consideration exceeding the fair values of the assets acquired and liabilities assumed (Note 2). The following table presents a reconciliation of our goodwill (in thousands):

Goodwill
Balance at January 1, 2022	$901,529
Acquisition of CPA:18 – Global (Note 4)	172,346
Impairment charges (Note 10)	(29,334)
Foreign currency translation adjustments	(7,129)
Balance at December 31, 2022	1,037,412
Allocation of goodwill distributed to NLOP (Note 3)	(61,737)
Foreign currency translation adjustments	2,614
Balance at December 31, 2023	978,289
Foreign currency translation adjustments	(10,446)
Balance at December 31, 2024	$967,843

Current accounting guidance requires that we test for the recoverability of goodwill at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We performed our annual test for impairment in October 2024 and found no impairment indicated.

W. P. Carey 2024 10-K – 87

Notes to Consolidated Financial Statements
Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	December 31,
	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$2,778	$(999)	$1,779	$20,745	$(19,569)	$1,176
	2,778	(999)	1,779	20,745	(19,569)	1,176
Lease Intangibles:
In-place lease	2,157,163	(938,574)	1,218,589	2,168,739	(934,138)	1,234,601
Above-market rent	665,495	(481,355)	184,140	706,773	(481,554)	225,219
	2,822,658	(1,419,929)	1,402,729	2,875,512	(1,415,692)	1,459,820
Goodwill
Goodwill	967,843	—	967,843	978,289	—	978,289
Total intangible assets	$3,793,279	$(1,420,928)	$2,372,351	$3,874,546	$(1,435,261)	$2,439,285

Finite-Lived Intangible Liabilities
Below-market rent	$(197,971)	$78,140	$(119,831)	$(203,413)	$66,541	$(136,872)
Total intangible liabilities	$(197,971)	$78,140	$(119,831)	$(203,413)	$66,541	$(136,872)

During 2024, the U.S. dollar strengthened against the euro, resulting in a decrease of $22.9 million in the carrying value of our net intangible assets from December 31, 2023 to December 31, 2024. See Note 7 for a description of intangible assets and liabilities reclassified to net investments in sales-type leases during the year ended December 31, 2024.

Net amortization of intangibles, including the effect of foreign currency translation, was $186.7 million, $247.5 million, and $229.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of internal-use software development and in-place lease intangibles is included in Depreciation and amortization.

Based on the intangible assets and liabilities recorded at December 31, 2024, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Net Decrease (Increase) in Lease Revenues	Increase to Amortization	Total
2025	$19,177	$125,679	$144,856
2026	14,392	117,110	131,502
2027	12,373	111,677	124,050
2028	11,159	102,470	113,629
2029	10,885	93,043	103,928
Thereafter	(3,677)	670,389	666,712
Total	$64,309	$1,220,368	$1,284,677

W. P. Carey 2024 10-K – 88

Notes to Consolidated Financial Statements
Note 9. Equity Method Investments

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

The following table sets forth our ownership interests in our equity method investments and their respective carrying values (dollars in thousands):

		Carrying Value at December 31,
Lessee/Fund/Description	Ownership Interest	2024	2023
Las Vegas Retail Complex (a) (b)	N/A	$248,972	$235,979
Kesko Senukai (c)	70.00%	26,773	28,860
Harmon Retail Corner (b)	15.00%	24,169	24,229
CESH (d)	2.43%	1,201	1,259
Johnson Self Storage (e)	90.00%	—	63,934
		$301,115	$354,261
__________
(a)See “Las Vegas Retail Complex” below for discussion of this equity method investment.
(b)This investment is reported using the hypothetical liquidation at book value model, which may be different than pro rata ownership percentages, primarily due to the capital structure of the partnership agreement.
(c)The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.
(d)We have elected to account for our investment in CESH at fair value by selecting the equity method fair value option available under GAAP.
(e)See “Johnson Self Storage” below for discussion of this equity method investment.

We received aggregate distributions of $22.1 million, $29.1 million, and $27.8 million from our unconsolidated real estate investments for the years ended December 31, 2024, 2023, and 2022, respectively. At December 31, 2024 and 2023, the aggregate unamortized basis differences on our unconsolidated real estate investments were $16.5 million and $18.0 million, respectively. We received distributions from CESH of $1.2 million during both the years ended December 31, 2023 and 2022. We did not receive a distribution from CESH during the year ended December 31, 2024.

Las Vegas Retail Complex

On June 10, 2021, we entered into an agreement to fund a construction loan of approximately $261.9 million for a retail complex in Las Vegas, Nevada, at an interest rate of 6.0% and term of 36 months. Through December 31, 2024, we funded $247.7 million (including $16.3 million during the year ended December 31, 2024), with the remaining amount expected to be funded in 2025. We hold a purchase option for two net-leased units at the complex upon its completion, as well as an equity purchase option to acquire a 47.5% equity interest in the partnership that owns the borrower. As of the agreement date, we did not deem the exercise of the purchase options to be reasonably certain.

W. P. Carey 2024 10-K – 89

Notes to Consolidated Financial Statements
In accordance with ASC 810, Consolidation, we determined that this loan will not be consolidated, but due to the characteristics of the arrangement (including our participation in expected residual profits), the risks and rewards of the agreement are similar to those associated with an investment in real estate rather than a loan. Therefore, the loan will be treated as an implied investment in real estate (i.e., an equity method investment in real estate) for accounting purposes in accordance with the acquisition, development and construction arrangement sub-section of ASC 310, Receivables. Equity income from this investment was $13.2 million, $12.8 million, and $10.1 million for the years ended December 31, 2024, 2023, and 2022, respectively, which was recognized within Earnings from equity method investments in our consolidated statements of income.

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

CPA:18 – Global

Prior to the CPA:18 Merger (Note 4), we owned an interest in CPA:18 – Global and accounted for this interest under the equity method because, as its advisor, we did not exert control over, but we did have the ability to exercise significant influence over, CPA:18 – Global.

We received distributions from this investment during the year ended December 31, 2022 of $1.6 million. We received distributions from our investment in the CPA:18 – Global operating partnership during the year ended December 31, 2022 of $8.7 million (Note 5).

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

Derivative Assets and Liabilities — Our derivative assets and liabilities, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are comprised of foreign currency collars, interest rate swaps, and interest rate caps (Note 11).

W. P. Carey 2024 10-K – 90

Notes to Consolidated Financial Statements
The valuation of our derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves, spot and forward rates, and implied volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative instruments for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. These derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

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

Investment in Shares of Lineage — Refer to Note 2 for information about the accounting treatment of our investment in 5,546,547 shares of Lineage, which is classified as Level 2 as of December 31, 2024. During the years ended December 31, 2024 and 2022, we recognized non-cash unrealized (losses) gains on our investment in shares of Lineage totaling $(134.0) million and $38.6 million, respectively, due to a (lower) higher closing share price, which was recorded within Other gains and (losses) in the consolidated financial statements. We did not recognize such gains (losses) during the year ended December 31, 2023. In addition, during the years ended December 31, 2024 and 2022, we recognized dividends of $7.9 million and $4.3 million, respectively, from our investment in shares of Lineage, which was recorded within Non-operating income in the consolidated financial statements. We did not recognize such dividends during the year ended December 31, 2023. The fair value of this investment was $270.9 million and $404.9 million at December 31, 2024 and 2023, respectively, which is reflected in Other assets, net in the consolidated financial statements.

Investment in Preferred Shares of WLT — In January 2022, Watermark Lodging Trust, Inc. (“WLT”) (a former affiliate) redeemed in full our 1,300,000 shares of its preferred stock for gross proceeds of $65.0 million (based on the liquidation preference of $50.00 per share). Since this redemption was based on market conditions that existed as of December 31, 2021, during the year ended December 31, 2021, we recognized an unrealized gain on our investment in preferred shares of WLT of $18.7 million, which was recognized within Other comprehensive income (loss) in the consolidated financial statements. In January 2022, in connection with this redemption, we reclassified this $18.7 million unrealized gain from Accumulated other comprehensive loss to Other gains and (losses) in the consolidated financial statements (Note 14). During the year ended December 31, 2022, we received cash dividends of $0.9 million from our investment in preferred shares of WLT, which was recorded within Non-operating income in the consolidated financial statements.

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

Other than the transfer of our investment in shares of Lineage from Level 3 to Level 2 noted above, we did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the years ended December 31, 2024 or 2023. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

W. P. Carey 2024 10-K – 91

Notes to Consolidated Financial Statements
Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2 and 3	$6,505,907	$6,232,889	$6,035,686	$5,598,423
Non-recourse mortgages, net (a) (b) (d)	3	401,821	400,508	579,147	572,553
__________
(a)The carrying value of Senior Unsecured Notes, net (Note 12) includes unamortized deferred financing costs of $30.2 million and $21.0 million at December 31, 2024 and 2023, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $0.5 million and less than $0.1 million at December 31, 2024 and 2023, respectively.
(b)The carrying value of Senior Unsecured Notes, net includes unamortized discount of $29.9 million and $20.1 million at December 31, 2024 and 2023, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $4.4 million and $4.3 million at December 31, 2024 and 2023, respectively.
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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility and Unsecured Term Loan due 2026 (Note 12), but excluding finance receivables (Note 7), had fair values that approximated their carrying values at both December 31, 2024 and 2023.

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

The following table presents information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Years Ended December 31,
	2024		2023		2022
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$110,485	$43,595	$1,182,551	$86,411	$32,497	$39,119
Investment management goodwill	—	—	—	—	—	29,334
		$43,595		$86,411		$68,453

W. P. Carey 2024 10-K – 92

Notes to Consolidated Financial Statements
Impairment charges, and their related triggering events and fair value measurements, recognized during 2024, 2023, and 2022 were as follows:

Real Estate

The impairment charges described below are reflected within Impairment charges — real estate in our consolidated statements of income.

2024 — During the year ended December 31, 2024, we recognized impairment charges totaling $23.0 million on four properties in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices. Two of these properties were sold in July 2024.

In addition, during the year ended December 31, 2024, we recognized impairment charges totaling $20.6 million on two properties leased to the same tenant due to changes in expected cash flows related to a tenant bankruptcy, in order to reduce their carrying values to their estimated fair values. The fair value measurements for these properties were determined by using the following unobservable inputs:

•Comparable vacant sale prices ranging from $35 per square foot to $36 per square foot; and
•Six months of estimated net cash flows ranging from $0.5 million to $1.0 million.

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

In addition, during the year ended December 31, 2023, we recognized impairment charges totaling $39.1 million on three office properties in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices. We sold all of these properties during 2023 and 2024.

2022 — During the year ended December 31, 2022, we recognized impairment charges totaling $39.1 million on 11 properties in order to reduce their carrying values to their estimated fair values, as follows:

•$12.4 million on three properties based on their estimated selling prices; we sold one of these properties in August 2022, one in March 2023, and one in January 2024;
•$10.9 million on a property due to changes in expected cash flows related to the existing tenant’s lease expiration in 2023. The fair value measurement was determined by estimating discounted cash flows using two significant unobservable inputs, which were the cash flow discount rate (14.0%) and terminal capitalization rate (11.0%); we sold this property in November 2023;
•$9.3 million on six Pendragon PLC properties in order to reduce the carrying values of the properties to their estimated fair values. The fair value measurements for the properties were determined using a direct capitalization rate analysis; the capitalization rate for the various scenarios ranged from 4.75% to 10.00%. In March 2022, we entered into a transaction to restructure certain leases with Pendragon PLC (a tenant at certain automotive dealerships in the United Kingdom). Under this restructuring, we extended the leases on 30 properties by 11 years (no change to rent) and entered into an agreement to dispose of 12 properties, with the tenant continuing to pay rent until the earlier of sale date or certain specified dates over the following 12 months; four of these properties were sold during 2022 and two of these properties were sold during 2024; and

W. P. Carey 2024 10-K – 93

Notes to Consolidated Financial Statements
•$6.5 million on a property due to a potential property vacancy.

Investment Management Goodwill

The impairment charges described below are reflected within Impairment charges — investment management goodwill in our consolidated statements of income.

2022 — During the year ended December 31, 2022, we recognized an impairment charge of $29.3 million on goodwill related to our investment management operations in order to reduce its carrying value to its estimated fair value of $0, since future investment management cash flows are expected to be minimal following the CPA:18 Merger (Note 4).

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

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both December 31, 2024 and 2023, no cash collateral had been posted nor received for any of our derivative positions.

W. P. Carey 2024 10-K – 94

Notes to Consolidated Financial Statements
The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Foreign currency collars	Other assets, net	$21,556	$14,103	$—	$—
Interest rate swaps	Other assets, net	250	995	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(848)	(1,678)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(50)	(4,029)
		21,806	15,098	(898)	(5,707)
Derivatives Not Designated as Hedging Instruments
Foreign currency collars	Other assets, net	1,696	—	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	—	(217)
		1,696	—	—	(217)
Total derivatives		$23,502	$15,098	$(898)	$(5,924)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (a)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2024	2023	2022
Foreign currency collars	$11,432	$(21,112)	$13,013
Interest rate swaps	154	(3,270)	3,068
Interest rate caps	—	(9)	16
Total	$11,586	$(24,391)	$16,097

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2024	2023	2022
Foreign currency collars	Non-operating income	$8,695	$14,874	$17,483
Interest rate swaps and caps	Interest expense	1,582	1,956	(167)
Total		$10,277	$16,830	$17,316
__________
(a)Excludes net losses of $1.0 million, net losses of $2.0 million, and net gains of $3.6 million recognized on unconsolidated jointly owned investments for the years ended December 31, 2024, 2023, and 2022, respectively.

Amounts reported in Other comprehensive income (loss) related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Non-operating income when the hedged foreign currency contracts are settled. As of December 31, 2024, we estimate that an additional less than $0.1 million and $12.2 million will be reclassified as Interest expense and Non-operating income, respectively, during the next 12 months.

W. P. Carey 2024 10-K – 95

Notes to Consolidated Financial Statements

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2024	2023	2022
Foreign currency collars	Non-operating income	$3,826	$(389)	$6,574
Interest rate swaps	Interest expense	(1,691)	(2,076)	171

Derivatives Not in Cash Flow Hedging Relationships
Foreign currency collars	Other gains and (losses)	1,913	32	(248)
Stock warrants	Other gains and (losses)	—	(3,950)	(650)
Total		$4,048	$(6,383)	$5,847

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

The interest rate swaps that our consolidated subsidiaries had outstanding at December 31, 2024 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2024 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps (b)	4	530,938	EUR	$(848)
Interest rate swap	1	11,695	USD	250
				$(598)
__________
(a)Fair value amounts are based on the exchange rate of the euro at December 31, 2024, as applicable.
(b)Includes three interest rate swaps with an aggregate notional of €500 million and fair value of $0, which matured on December 31, 2024.

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

W. P. Carey 2024 10-K – 96

Notes to Consolidated Financial Statements
The following table presents the foreign currency collars that we had outstanding at December 31, 2024 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2024
Designated as Cash Flow Hedging Instruments
Foreign currency collars	48	273,000	EUR	$20,401
Foreign currency collars	20	12,720	GBP	1,105
Not Designated as Cash Flow Hedging Instruments
Foreign currency collars	5	35,000	EUR	1,696
				$23,202

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2024. At December 31, 2024, our total credit exposure and the maximum exposure to any single counterparty was $23.5 million and $4.5 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At December 31, 2024, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $0.9 million and $5.9 million at December 31, 2024 and 2023, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at December 31, 2024 or 2023, we could have been required to settle our obligations under these agreements at their aggregate termination value of $0.9 million and $6.0 million, respectively.

Net Investment Hedges

Certain borrowings under our Senior Unsecured Notes, Unsecured Revolving Credit Facility, and Unsecured Term Loans (all as defined in Note 12) denominated in euro, British pounds sterling, or Japanese yen are designated as, and are effective as, economic hedges of our net investments in foreign entities.

Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under our euro-denominated senior notes and changes in the value of our euro, Japanese yen, and British pound sterling borrowings under our Senior Unsecured Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. Such gains (losses) related to non-derivative net investment hedges were $239.7 million, $(121.8) million, and $214.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Note 12. Debt

Term Loan Agreement

As of both December 31, 2024 and 2023, we had a €500.0 million unsecured term loan outstanding maturing on April 24, 2026 (our “Unsecured Term Loan due 2026”), comprised of (i) a €300.0 million term loan (our “Term Loan due 2026”) and (ii) a €200.0 million delayed draw term loan (our “Delayed Draw Term Loan due 2026”). The Unsecured Term Loan due 2026 is incorporated into the Senior Unsecured Credit Facility, which is described below.

W. P. Carey 2024 10-K – 97

Notes to Consolidated Financial Statements
Senior Unsecured Credit Facility

As of both December 31, 2024 and 2023, we had a multi-currency senior unsecured credit facility, comprised of (i) a $2.0 billion unsecured revolving credit facility maturing on February 14, 2029 (our “Unsecured Revolving Credit Facility”), (ii) a £270.0 million term loan maturing on February 14, 2028 (our “GBP Term Loan due 2028”), and (iii) a €215.0 million term loan maturing on February 14, 2028 (our “EUR Term Loan due 2028”). We have an option to extend each of these term loans by up to an additional year, subject to certain customary conditions. We refer to these term loans collectively as the “Unsecured Term Loans due 2028.” We refer to our Unsecured Term Loan due 2026 and Unsecured Term Loans due 2028 collectively as our “Unsecured Term Loans.” We refer to our Unsecured Revolving Credit Facility and our Unsecured Term Loans collectively as our “Senior Unsecured Credit Facility.”

As of December 31, 2024, the aggregate principal amount (of revolving and term loans) available under the Senior Unsecured Credit Facility was able to be increased up to an amount not to exceed the U.S. dollar equivalent of $4.35 billion, subject to the conditions to increase set forth in our credit agreement.

At December 31, 2024, our Unsecured Revolving Credit Facility had available capacity of approximately $1.9 billion (net of amounts reserved for standby letters of credit totaling $4.9 million). We currently incur an annual facility fee of 0.125% of the total commitment on our Unsecured Revolving Credit Facility based on (i) our credit ratings of BBB+ and Baa1 or (ii) the “Leverage Ratio” (as defined in the credit agreement for our Senior Unsecured Credit Facility), which is included within Interest expense in our consolidated statements of income.

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

Senior Unsecured Credit Facility	Interest Rate at December 31, 2024 (a)	Maturity Date at December 31, 2024	Principal Outstanding Balance at December 31,
			2024	2023
Unsecured Term Loans: (b)
Unsecured Term Loan due 2026 — borrowing in euros (c)	4.29%	4/24/2026	$519,450	$552,500
GBP Term Loan due 2028 — borrowing in British pounds sterling (d)	SONIA + 0.80%	2/14/2028	338,290	343,306
EUR Term Loan due 2028 — borrowing in euros (e)	EURIBOR + 0.80%	2/14/2028	223,363	237,575
			1,081,103	1,133,381
Unsecured Revolving Credit Facility:
Borrowing in British pounds sterling (d)	SONIA + 0.725%	2/14/2029	40,094	—
Borrowing in Japanese yen (f)	TIBOR + 0.725%	2/14/2029	15,354	17,035
Borrowing in euros	N/A	2/14/2029	—	386,750
			55,448	403,785
			$1,136,551	$1,537,166
__________
(a)The applicable interest rate at December 31, 2024 was based on the credit ratings for our Senior Unsecured Notes of BBB+/Baa1 or our Leverage Ratio.
(b)Balances exclude unamortized discount of $5.0 million and $7.4 million at December 31, 2024 and 2023, respectively, and unamortized deferred financing costs of $0.2 million and $0.4 million at December 31, 2024 and 2023, respectively.
(c)Interest rate was subject to variable-to-fixed interest rate swaps that fixed the total per annum interest rate at 4.29% inclusive of credit spread through December 31, 2024. These interest rate swaps expired on December 31, 2024, after which the Unsecured Term Loan due 2026 is subject to a variable interest rate based on EURIBOR.
(d)SONIA means Sterling Overnight Index Average.
(e)EURIBOR means Euro Interbank Offered Rate.
(f)TIBOR means Tokyo Interbank Offered Rate.

W. P. Carey 2024 10-K – 98

Notes to Consolidated Financial Statements
Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $6.6 billion at December 31, 2024 (the “Senior Unsecured Notes”).

On May 16, 2024, we completed an underwritten public offering of €650.0 million of 4.25% Senior Notes due 2032, at a price of 99.526% of par value. These 4.25% Senior Notes due 2032 had an initial 8.2-year term and are scheduled to mature on July 23, 2032.

On June 28, 2024, we completed an underwritten public offering of $400.0 million of 5.375% Senior Notes due 2034, at a price of 98.843% of par value. These 5.375% Senior Notes due 2034 had an initial 10.0-year term and are scheduled to mature on June 30, 2034.

On November 19, 2024, we completed an underwritten public offering of €600.0 million of 3.700% Senior Notes due 2034, at a price of 98.880% of par value. These 3.700% Senior Notes due 2034 had an initial 10.0-year term and are scheduled to mature on November 19, 2034.

Interest on the Senior Unsecured Notes is payable annually or semi-annually in arrears. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 20 to 35 basis points (except for our 3.41% Senior Notes due 2029 and 3.7% Senior Notes due 2032, which are subject to different repayment provisions). The following table presents a summary of our Senior Unsecured Notes outstanding at December 31, 2024 (currency in thousands):

		Principal Amount	Coupon Rate	Maturity Date	Principal Outstanding Balance at December 31,
Senior Unsecured Notes, net (a)	Issue Date				2024	2023
4.6% Senior Notes due 2024 (b)	3/14/2014	$500,000	4.6%	4/1/2024	$—	$500,000
2.25% Senior Notes due 2024 (c)	1/19/2017	€500,000	2.25%	7/19/2024	—	552,500
4.0% Senior Notes due 2025 (d)	1/26/2015	$450,000	4.0%	2/1/2025	450,000	450,000
2.25% Senior Notes due 2026	10/9/2018	€500,000	2.25%	4/9/2026	519,450	552,500
4.25% Senior Notes due 2026	9/12/2016	$350,000	4.25%	10/1/2026	350,000	350,000
2.125% Senior Notes due 2027	3/6/2018	€500,000	2.125%	4/15/2027	519,450	552,500
1.35% Senior Notes due 2028	9/19/2019	€500,000	1.35%	4/15/2028	519,450	552,500
3.85% Senior Notes due 2029	6/14/2019	$325,000	3.85%	7/15/2029	325,000	325,000
3.41% Senior Notes due 2029	9/28/2022	€150,000	3.41%	9/28/2029	155,835	165,750
0.95% Senior Notes due 2030	3/8/2021	€525,000	0.95%	6/1/2030	545,422	580,125
2.4% Senior Notes due 2031	10/14/2020	$500,000	2.4%	2/1/2031	500,000	500,000
2.45% Senior Notes due 2032	10/15/2021	$350,000	2.45%	2/1/2032	350,000	350,000
4.25% Senior Notes due 2032	5/16/2024	€650,000	4.25%	7/23/2032	675,285	—
3.7% Senior Notes due 2032	9/28/2022	€200,000	3.7%	9/28/2032	207,780	221,000
2.25% Senior Notes due 2033	2/25/2021	$425,000	2.25%	4/1/2033	425,000	425,000
5.375% Senior Notes due 2034	6/28/2024	$400,000	5.375%	6/30/2034	400,000	—
3.7% Senior Notes due 2034	11/19/2024	€600,000	3.7%	11/19/2034	623,340	—
					$6,566,012	$6,076,875
__________
(a)Aggregate balance excludes unamortized deferred financing costs totaling $30.2 million and $21.1 million, and unamortized discount totaling $29.9 million and $20.1 million at December 31, 2024 and 2023, respectively.
(b)In April 2024, we repaid our $500 million of 4.6% Senior Notes due 2024 at maturity.
(c)In July 2024, we repaid our €500 million of 2.25% Senior Notes due 2024 at maturity.
(d)In February 2025, we repaid our $450 million of 4.0% Senior Notes due 2025 at maturity (Note 19).

W. P. Carey 2024 10-K – 99

Notes to Consolidated Financial Statements
Covenants

The credit agreements for our Senior Unsecured Credit Facility, each of the Senior Unsecured Notes, and certain of our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. The credit agreement for our Senior Unsecured Credit Facility also contains various customary affirmative and negative covenants applicable to us and our subsidiaries, subject to materiality and other qualifications, baskets, and exceptions as outlined in the credit agreement. We were in compliance with all of these covenants at December 31, 2024.

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

Non-Recourse Mortgages

Non-recourse mortgages consist of mortgage notes payable, which are collateralized by the assignment of real estate properties. For a list of our encumbered properties, please see Schedule III — Real Estate and Accumulated Depreciation. At December 31, 2024, the weighted-average interest rate for our total non-recourse mortgage notes payable was 4.6% (all of which had fixed rates), with maturity dates ranging from February 2025 to February 2033.

During the year ended December 31, 2024, we assumed five non-recourse mortgage loans with an aggregate outstanding principal balance totaling $66.0 million in connection with the acquisitions of certain properties (Note 6). These mortgage loans have a weighted-average fixed annual interest rate of 4.5% and maturity dates ranging from May 2027 to September 2029.

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

Repayments During 2024

During the year ended December 31, 2024, we (i) repaid non-recourse mortgage loans at or close to maturity with an aggregate principal balance of approximately $181.3 million, and (ii) prepaid non-recourse mortgage loans totaling $33.8 million. We recognized an aggregate net loss on extinguishment of debt of $0.1 million on these repayments, which is included within Other gains and (losses) on our consolidated statements of income. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 4.5%.

Repayments During 2023

During the year ended December 31, 2023, we (i) repaid non-recourse mortgage loans at or close to maturity with an aggregate principal balance of approximately $268.1 million and (ii) prepaid non-recourse mortgage loans totaling $99.8 million. We recognized an aggregate net loss on extinguishment of debt of $3.5 million on these repayments, which is included within Other gains and (losses) on our consolidated statements of income. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 4.9%.

W. P. Carey 2024 10-K – 100

Notes to Consolidated Financial Statements
Interest Paid

For the years ended December 31, 2024, 2023, and 2022, interest paid was $256.6 million, $269.7 million, and $191.0 million, respectively.

Foreign Currency Exchange Rate Impact

During the year ended December 31, 2024, the U.S. dollar strengthened against the euro and British pound sterling, resulting in a decrease of $280.6 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2023 to December 31, 2024.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of December 31, 2024 are as follows (in thousands):

Years Ending December 31,	Total
2025 (a)	$669,459
2026	1,479,745
2027	529,329
2028	1,152,721
2029	547,983
Thereafter through 2034	3,730,015
Total principal payments	8,109,252
Unamortized discount, net	(39,310)
Unamortized deferred financing costs	(30,940)
Total	$8,039,002
__________
(a)In February 2025, we repaid our $450 million of 4.0% Senior Notes due 2025 at maturity (Note 19).

Certain amounts are based on the applicable foreign currency exchange rate at December 31, 2024.

Note 13. Commitments and Contingencies

At December 31, 2024, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

W. P. Carey 2024 10-K – 101

Notes to Consolidated Financial Statements
Note 14. Equity

Common Stock

Dividends paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. Our dividends per share are summarized as follows:

	Dividends Paid
	During the Years Ended December 31,
	2024	2023	2022
Ordinary income	$3.0709	$3.8233	$4.0329
Capital gains	0.2363	0.3443	0.0273
Return of capital	0.1628	0.8671	0.1718
Total dividends paid (a)	$3.4700	$5.0347	$4.2320
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

During the fourth quarter of 2024, our Board declared a quarterly dividend of $0.880 per share, which was paid on January 15, 2025 to stockholders of record as of December 31, 2024.

Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Years Ended December 31,
	2024	2023	2022
Net income – basic and diluted	$460,839	$708,334	$599,139

Weighted-average shares outstanding – basic	220,168,325	215,369,777	199,633,802
Effect of dilutive securities	352,132	390,719	793,322
Weighted-average shares outstanding – diluted	220,520,457	215,760,496	200,427,124

For the years ended December 31, 2024, 2023, and 2022, potentially dilutive securities excluded from the computation of diluted earnings per share were insignificant.

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

W. P. Carey 2024 10-K – 102

Notes to Consolidated Financial Statements
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

The following table sets forth certain information regarding the issuance of shares of our common stock under our prior ATM Program during the periods presented (net proceeds in thousands):

	Years Ended December 31,
	2024	2023	2022
Shares of common stock issued	—	—	2,740,295
Weighted-average price per share	$—	$—	$80.79
Net proceeds	$—	$—	$218,081

Forward Equity

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

The following table sets forth certain information regarding the settlement of our forward equity during the periods presented (dollars in thousands):

	Years Ended December 31,
	2024	2023	2022
Shares of common stock delivered	—	7,826,840	3,925,000
Net proceeds	$—	$633,785	$284,259

W. P. Carey 2024 10-K – 103

Notes to Consolidated Financial Statements
Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Balance at January 1, 2022	$16,347	$(256,705)	$18,688	$(221,670)
Other comprehensive loss before reclassifications	37,048	(63,149)	—	(26,101)
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(17,483)	—	—	(17,483)
Interest expense	167	—	—	167
Other gains and (losses) (Note 10)	—	—	(18,688)	(18,688)
Total	(17,316)	—	(18,688)	(36,004)
Net current period other comprehensive loss	19,732	(63,149)	(18,688)	(62,105)
Net current period other comprehensive income attributable to noncontrolling interests	—	(5)	—	(5)
Balance at December 31, 2022	36,079	(319,859)	—	(283,780)
Other comprehensive income before reclassifications	(9,599)	19,758	—	10,159
Other comprehensive income derecognized in connection with the Spin-Off (Note 3)	—	35,664	—	35,664
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(14,874)	—	—	(14,874)
Interest expense	(1,956)	—	—	(1,956)
Total	(16,830)	—	—	(16,830)
Net current period other comprehensive income	(26,429)	55,422	—	28,993
Net current period other comprehensive income attributable to noncontrolling interests	—	(80)	—	(80)
Balance at December 31, 2023	9,650	(264,517)	—	(254,867)
Other comprehensive income before reclassifications	20,901	(6,281)	—	14,620
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(8,695)	—	—	(8,695)
Interest expense	(1,582)	—	—	(1,582)
Total	(10,277)	—	—	(10,277)
Net current period other comprehensive income	10,624	(6,281)	—	4,343
Net current period other comprehensive income attributable to noncontrolling interests	—	292	—	292
Balance at December 31, 2024	$20,274	$(270,506)	$—	$(250,232)

See Note 11 for additional information on our derivatives activity recognized within Other comprehensive income (loss) for the periods presented.

W. P. Carey 2024 10-K – 104

Notes to Consolidated Financial Statements
Note 15. Stock-Based and Other Compensation

Stock-Based Compensation

At December 31, 2024, we maintained the stock-based compensation plans described below. The total compensation expense (net of forfeitures) for awards issued under these plans was $40.9 million, $34.5 million, and $32.8 million for the years ended December 31, 2024, 2023, and 2022, respectively, which was included in Stock-based compensation expense in the consolidated financial statements. The tax expense recognized by us related to these awards totaled $4.3 million for the year ended December 31, 2022. No such expense was recorded during the years ended December 31, 2024 and 2023. The tax expense for the year ended December 31, 2022 was reflected as a deferred tax expense within Provision for income taxes in the consolidated financial statements.

Amended and Restated 2017 Share Incentive Plan

In June 2024, our stockholders approved the Amended and Restated 2017 Share Incentive Plan (the “Plan”), which authorizes the issuance of up to 4,000,000 additional shares of our common stock and makes certain other changes. The Plan is more fully described in the registration statement on Form S-8 filed on June 14, 2024. The Plan provides for the grant of various stock- and cash-based awards, including (i) RSUs, (ii) PSUs, (iii) RSAs, and (iv) dividend equivalent rights. At December 31, 2024, 4,958,862 shares remained available for issuance under the Plan.

Nonvested RSAs, RSUs, and PSUs at December 31, 2024 and changes during the years ended December 31, 2024, 2023, and 2022 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2022	306,994	$71.21	398,255	$86.86
Granted	235,348	80.28	144,311	104.97
Vested (a)	(154,028)	72.80	(165,615)	92.16
Forfeited	(12,016)	75.93	(4,262)	98.26
Adjustment (b)	—	—	159,092	80.90
Nonvested at December 31, 2022	376,298	74.78	531,781	89.14
Granted	260,193	82.43	150,989	144.54
Vested (a)	(173,883)	76.50	(218,147)	104.65
Forfeited	(3,581)	82.58	(3,487)	107.72
Adjustment (b)	(11,669)	80.75	65,277	113.99
Nonvested at December 31, 2023	447,358	77.69	526,413	105.92
Granted (c)	300,657	63.11	213,645	82.95
Vested (a)	(181,581)	74.99	(309,670)	86.19
Forfeited	(6,831)	72.38	(3,364)	101.11
Adjustment (b)	—	—	124,509	80.73
Nonvested at December 31, 2024 (d)	559,603	$70.26	551,533	$101.20
__________
(a)The grant date fair value of shares vested during the years ended December 31, 2024, 2023, and 2022 was $40.3 million, $36.1 million, and $26.5 million, respectively. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At December 31, 2024 and 2023, we had an obligation to issue 1,391,456 and 1,196,955 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $78.5 million and $62.0 million, respectively.
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

W. P. Carey 2024 10-K – 105

Notes to Consolidated Financial Statements
(c)The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period. To estimate the fair value of PSUs granted during the year ended December 31, 2024, we used a risk-free interest rate of 4.1%, an expected volatility rate of 20.5%, and assumed a dividend yield of zero.
(d)At December 31, 2024, total unrecognized compensation expense related to these awards was approximately $38.3 million, with an aggregate weighted-average remaining term of 1.7 years.

At the end of each reporting period, we evaluate the ultimate number of PSUs we expect to vest (based upon the extent to which we have met and expect to meet the performance goals) and where appropriate, revise our estimate and associated expense. We do not revise the associated expense on PSUs expected to vest based on market performance. Upon vesting, the RSUs and PSUs may be converted into shares of our common stock. Both the RSUs and PSUs carry dividend equivalent rights. Dividend equivalent rights on RSUs issued under a predecessor employee plan are paid in cash on a quarterly basis, whereas dividend equivalent rights on RSUs issued under the Plan are accrued and paid in cash only when the underlying shares vest, which is generally on an annual basis. Dividend equivalents on PSUs accrue during the performance period and are converted into additional shares of common stock at the conclusion of the performance period to the extent the PSUs vest. Dividend equivalent rights are accounted for as a reduction to retained earnings to the extent that the awards are expected to vest.

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

Employee Share Purchase Plan

We sponsor an employee share purchase plan (“ESPP”) pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain limits, to purchase our common stock semi-annually at a price equal to 90% of the fair market value at certain plan defined dates. Compensation expense under this plan for each of the years ended December 31, 2024, 2023, and 2022 was less than $0.1 million. Cash received from purchases under the ESPP during the years ended December 31, 2024, 2023, and 2022 was $0.3 million, $0.3 million, and $0.2 million, respectively.

Profit-Sharing Plan

We sponsor a qualified profit-sharing plan and trust that generally permits all employees, as defined by the plan, to make pre-tax contributions into the plan. We are under no obligation to contribute to the plan and the amount of any contribution is determined by and at the discretion of our Board. In December 2024, 2023, and 2022, our Board determined that the contribution to the plan for each of those respective years would be 10% of an eligible participant’s cash compensation, up to $33,000 for 2024, $33,000 for 2023, and $30,500 for 2022. For the years ended December 31, 2024, 2023, and 2022, amounts expensed for contributions to the trust were $2.8 million, $2.6 million, and $2.3 million, respectively, which were included in General and administrative expenses in the consolidated financial statements. The profit-sharing plan is a deferred compensation plan and is therefore considered to be outside the scope of current accounting guidance for stock-based compensation.

W. P. Carey 2024 10-K – 106

Notes to Consolidated Financial Statements
Note 16. Income Taxes

Income Tax Provision

The components of our provision for income taxes for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Federal
Current	$(450)	$(291)	$5,329
Deferred	(71)	—	13
	(521)	(291)	5,342
State and Local
Current	2,209	3,456	3,388
	2,209	3,456	3,388

Foreign
Current	34,195	41,085	27,077
Deferred	(4,174)	(198)	(8,083)
	30,021	40,887	18,994
Total Provision for Income Taxes	$31,709	$44,052	$27,724

A reconciliation of effective income tax for the periods presented is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Pre-tax income attributable to taxable subsidiaries (a)	$63,669	$73,669	$55,604

Federal provision at statutory tax rate (21%)	$13,370	$15,471	$11,677
Non-deductible expense	6,227	3,201	6,972
Change in valuation allowance	3,215	9,970	8,082
Rate differential	2,712	1,357	(387)
State and local taxes, net of federal benefit	2,382	3,517	2,920
Windfall tax benefit	—	—	(1,896)
Other	3,803	10,536	356
Total provision for income taxes	$31,709	$44,052	$27,724
__________
(a)Pre-tax income attributable to taxable subsidiaries for 2022 includes taxable income, recognized in connection with the CPA:18 Merger, associated with the accelerated vesting of shares previously issued by CPA:18 – Global to us for asset management services performed.

W. P. Carey 2024 10-K – 107

Notes to Consolidated Financial Statements
Deferred Income Taxes

Deferred income taxes at December 31, 2024 and 2023 consist of the following (in thousands):

	December 31,
	2024	2023
Deferred Tax Assets
Net operating loss and other tax credit carryforwards	$47,134	$52,375
Basis differences — foreign investments	24,991	35,553
Other	953	1,017
Total deferred tax assets	73,078	88,945
Valuation allowance	(55,488)	(69,800)
Net deferred tax assets	17,590	19,145
Deferred Tax Liabilities
Basis differences — foreign investments	(147,462)	(181,277)
Total deferred tax liabilities	(147,462)	(181,277)
Net Deferred Tax Liability	$(129,872)	$(162,132)

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

As of December 31, 2024, U.S. federal and state net operating loss carryforwards were $17.7 million and $11.7 million, respectively, which will begin to expire in 2033. As of December 31, 2024, net operating loss carryforwards in foreign jurisdictions were $85.1 million, which will begin to expire in 2025.

The net deferred tax liability in the table above is comprised of deferred tax asset balances, net of certain deferred tax liabilities and valuation allowances, of $17.6 million and $18.5 million at December 31, 2024 and 2023, respectively, which are included in Other assets, net in the consolidated balance sheets, and other deferred tax liability balances of $147.5 million and $180.7 million at December 31, 2024 and 2023, respectively, which are included in Deferred income taxes in the consolidated balance sheets.

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

W. P. Carey 2024 10-K – 108

Notes to Consolidated Financial Statements
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2024	2023
Beginning balance	$5,112	$6,218
(Decrease) addition based on tax positions related to the prior year	(1,379)	369
Decrease due to lapse in statute of limitations	(745)	(1,622)
Foreign currency translation adjustments	(156)	221
Addition based on tax positions related to the current year	77	43
Decrease due to Spin-Off	—	(117)
Ending balance	$2,909	$5,112

At December 31, 2024 and 2023, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on our effective income tax rate in future periods. These unrecognized tax benefits are recorded as liabilities within Accounts payable, accrued expenses and other liabilities on our consolidated balance sheets. We recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2024 and 2023, we had approximately $1.0 million and $1.3 million, respectively, of accrued interest related to uncertain tax positions.

Income Taxes Paid

Income taxes paid were $36.3 million, $38.6 million, and $42.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

REIT Qualification

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

Prior to the CPA:18 Merger, we conducted our investment management operations through TRSs. Our use of TRSs enabled us to engage in certain businesses while complying with the REIT qualification requirements and also allowed us to retain income generated by these businesses for reinvestment without the requirement to distribute those earnings. Certain of our inter-company transactions that have been eliminated in consolidation for financial accounting purposes were also subject to taxation.

Tax authorities in the relevant jurisdictions may select our tax returns for audit and propose adjustments before the expiration of the statute of limitations. Our tax returns filed for tax years 2019 through 2023 or any ongoing audits remain open to adjustment in the major tax jurisdictions.

Note 17. Property Dispositions

We implemented the Office Sale Program in September 2023, which was completed in 2024 (Note 1).

All property dispositions are also discussed in Note 6 and Note 7. These dispositions exclude properties contributed to NLOP in the Spin-Off (Note 3).

2024 — During the year ended December 31, 2024, we sold 176 properties for total proceeds, net of selling costs, of $1.2 billion, and recognized a net gain on these sales totaling $68.4 million (inclusive of income taxes totaling $7.3 million recognized upon sale). One of the properties sold during 2024 was a hotel operating property.

W. P. Carey 2024 10-K – 109

Notes to Consolidated Financial Statements
This disposition activity for the year ended December 31, 2024 includes the sale of 78 properties under the Office Sale Program for total proceeds, net of selling costs, of $524.8 million, resulting in a net gain on these sales totaling $3.9 million.

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

Note 18. Segment Information

Reportable Segment Information

The Company operates as one reportable segment. Our business is characterized as investing primarily in operationally-critical, single-tenant commercial real estate properties that are principally leased on a long-term basis. These economic characteristics are similar across various property types, geographic locations, and industries in which our tenants operate and therefore considered one operating segment. Our consolidated operating results, including net income, are regularly reviewed, in the aggregate, by our CODM to evaluate performance and allocate resources, which can be found on our consolidated financial statements (Note 1, Note 2).

Our revenues are largely derived from the long-term leases that we execute with tenants. These revenues are classified as either Lease revenues (Note 6) or Income from finance leases and loans receivable (Note 7) in accordance with ASC 842, Leases.

Our operating expenses are regularly reviewed by our CODM. All expenses are reviewed, but our CODM is regularly provided with the following significant expenses, which are included in our consolidated financial statements and require no additional disaggregation: General and administrative expenses, Property expenses, excluding reimbursable tenant costs, Interest expense, and Provision for income taxes.

W. P. Carey 2024 10-K – 110

Notes to Consolidated Financial Statements
Geographic Information

Our portfolio is comprised of domestic and international investments. At December 31, 2024, our international investments were comprised of investments in Austria, Belgium, Canada, Croatia, the Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Italy, Japan, Latvia, Lithuania, Mauritius, Mexico, the Netherlands, Norway, Poland, Portugal, Slovakia, Spain, Sweden, and the United Kingdom. No tenant or international country individually comprised at least 10% of our total lease revenues for the years ended December 31, 2024, 2023, or 2022, or at least 10% of our total long-lived assets at December 31, 2024 or 2023. The following tables present the geographic information (in thousands):

	Years Ended December 31,
	2024	2023	2022
Revenues
Domestic	$1,013,217	$1,154,863	$996,748
International	569,801	586,495	482,338
Total	$1,583,018	$1,741,358	$1,479,086

	December 31,
	2024	2023
Long-lived Assets
Domestic	$9,273,858	$9,049,540
International	5,306,617	5,864,359
Total	$14,580,475	$14,913,899

Equity Method Investments
Domestic	$273,141	$324,142
International	27,974	30,119
Total	$301,115	$354,261

Note 19. Subsequent Events

Senior Unsecured Notes Repayment

In February 2025, we repaid our $450 million of 4.0% senior notes due 2025 at maturity (Note 12).

Dispositions

In January 2025, we sold four properties for gross proceeds totaling $19.5 million. Two of these properties were classified as net investments in sales-type leases as of December 31, 2024 (Note 7).

Mortgage Loan Repayments

In January and February 2025, we repaid at maturity two non-recourse mortgage loans totaling approximately $25.8 million.

W. P. Carey 2024 10-K – 111

W. P. CAREY INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2024, 2023, and 2022
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2024
Valuation reserve for deferred tax assets	$69,800	$6,731	$(21,043)	$55,488

Year Ended December 31, 2023
Valuation reserve for deferred tax assets	$106,185	$19,107	$(55,492)	$69,800

Year Ended December 31, 2022
Valuation reserve for deferred tax assets	$108,812	$34,894	$(37,521)	$106,185

W. P. Carey 2024 10-K – 112

W. P. CAREY INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Real Estate Subject to Operating Leases
Industrial facilities in Erlanger, KY	$—	$1,526	$21,427	$2,966	$(84)	$1,526	$24,309	$25,835	$16,573	1979; 1987	Jan. 1998	40 yrs.
Industrial facilities in Thurmont, MD and Farmington, NY	—	729	5,903	—	—	729	5,903	6,632	4,208	1964; 1983	Jan. 1998	15 yrs.
Warehouse facility in Commerce, CA	—	4,905	11,898	—	(3,043)	4,573	9,187	13,760	6,739	1948	Jan. 1998	40 yrs.
Industrial facility in Goshen, IN	—	239	940	—	—	239	940	1,179	698	1973	Jan. 1998	40 yrs.
Industrial facilities in Sylmar, CA	—	2,052	5,322	—	(1,889)	1,494	3,991	5,485	2,701	1962; 1979	Jan. 1998	40 yrs.
Retail facilities in the United States	—	9,382	—	238	14,027	9,025	14,622	23,647	12,272	Various	Jan. 1998	15 yrs.
Land in Glendora, CA	—	1,135	—	—	17	1,152	—	1,152	—	N/A	Jan. 1998	N/A
Warehouse facility in Doraville, GA	—	3,288	9,864	17,079	(11,410)	3,288	15,533	18,821	3,820	2016	Jan. 1998	40 yrs.
Warehouse facility in Corpus Christi, TX	—	3,490	72,497	3,615	(77,927)	288	1,387	1,675	873	1989	Jan. 1998	40 yrs.
Land in Irving and Houston, TX	—	9,795	—	—	—	9,795	—	9,795	—	N/A	Jan. 1998	N/A
Warehouse facility in Memphis, TN	—	1,882	3,973	294	(3,892)	328	1,929	2,257	1,808	1969	Jan. 1998	15 yrs.
Industrial facility in Romulus, MI	—	454	6,411	525	—	454	6,936	7,390	4,156	1970	Jan. 1998	10 yrs.
Retail facility in Bellevue, WA	—	4,125	11,812	393	(123)	4,371	11,836	16,207	7,701	1994	Apr. 1998	40 yrs.
Industrial facility in Winston-Salem, NC	—	1,860	12,539	3,075	(7,325)	925	9,224	10,149	6,507	1980	Sep. 2002	40 yrs.
Warehouse facility in Greenfield, IN	—	2,807	10,335	223	(8,383)	967	4,015	4,982	2,575	1995	Sep. 2004	40 yrs.
Warehouse facilities in Apopka, FL	—	362	10,855	1,196	(3,330)	337	8,746	9,083	3,966	1969	Sep. 2004	40 yrs.
Land in San Leandro, CA	—	1,532	—	—	—	1,532	—	1,532	—	N/A	Dec. 2006	N/A
Retail facility in Austin, TX	—	1,725	5,168	—	—	1,725	5,168	6,893	3,280	1995	Dec. 2006	29 yrs.
Retail facility in Wroclaw, Poland	—	3,600	10,306	—	(4,510)	2,598	6,798	9,396	2,862	2007	Dec. 2007	40 yrs.
Retail and warehouse facilities in Spain	—	50,231	82,613	239	(13,026)	45,022	75,035	120,057	10,128	Various	Various	40 yrs.
Industrial facilities in Auburn, IN; Clinton Township, MI; and Bluffton, OH	—	4,403	20,298	—	(3,870)	2,589	18,242	20,831	7,194	1968; 1975; 1995	Sep. 2012; Jan. 2014	30 yrs.
Industrial facility in Irvine, CA	—	4,173	—	15,222	—	4,173	15,222	19,395	195	2024	Sep. 2012	40 yrs.
Industrial facility in Alpharetta, GA	—	2,198	6,349	1,247	—	2,198	7,596	9,794	3,260	1997	Sep. 2012	30 yrs.
Warehouse facility in St. Petersburg, FL	—	3,280	24,627	4,675	(20,393)	1,814	10,375	12,189	4,175	1996	Sep. 2012	30 yrs.
Retail facility in Baton Rouge, LA	—	4,168	5,724	3,200	—	4,168	8,924	13,092	3,916	2003	Sep. 2012	30 yrs.
Research and development facility in San Diego, CA	—	7,804	16,729	5,939	(832)	7,804	21,836	29,640	9,324	2002	Sep. 2012	30 yrs.
Industrial facility in Richmond, CA	—	895	1,953	—	—	895	1,953	2,848	800	1999	Sep. 2012	30 yrs.
Warehouse facilities in the United States	—	16,386	84,668	15,024	—	16,386	99,692	116,078	37,302	Various	Sep. 2012	30 yrs.
Industrial facilities in Rocky Mount, NC and Lewisville, TX	—	2,163	17,715	609	(8,389)	1,132	10,966	12,098	4,494	1948; 1989	Sep. 2012	30 yrs.
Industrial facilities in Chattanooga, TN	—	558	5,923	—	—	558	5,923	6,481	2,398	1974; 1989	Sep. 2012	30 yrs.
Industrial facility in Mooresville, NC	—	756	9,775	—	—	756	9,775	10,531	3,947	1997	Sep. 2012	30 yrs.

W. P. Carey 2024 10-K – 113

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in McCalla, AL	—	960	14,472	42,662	(254)	2,076	55,764	57,840	16,236	2004	Sep. 2012	31 yrs.
Industrial facility in Fort Smith, AZ	—	1,063	6,159	—	—	1,063	6,159	7,222	2,460	1982	Sep. 2012	30 yrs.
Retail facilities in Greenwood, IN and Buffalo, NY	—	—	19,990	—	—	—	19,990	19,990	7,899	2000; 2003	Sep. 2012	30 - 31 yrs.
Industrial facilities in Bowling Green, KY and Jackson, TN	—	1,492	8,182	600	—	1,492	8,782	10,274	3,351	1989; 1995	Sep. 2012	31 yrs.
Education facility in Rancho Cucamonga, CA and laboratory facility in Exton, PA	—	14,006	33,683	10,450	(20,142)	6,638	31,359	37,997	10,892	2004	Sep. 2012	31 - 32 yrs.
Industrial facilities in St. Petersburg, FL; Buffalo Grove, IL; West Lafayette, IN; Excelsior Springs, MO; and North Versailles, PA	—	6,559	19,078	4,281	—	6,559	23,359	29,918	8,258	Various	Sep. 2012	31 yrs.
Industrial and warehouse facility in Mesquite, TX	—	2,702	13,029	1,700	—	2,702	14,729	17,431	1,455	1972	Sep. 2012	31 yrs.
Industrial facilities in Tolleson, AZ; Alsip, IL; and Solvay, NY	—	6,080	23,424	810	—	6,080	24,234	30,314	9,242	1990; 1994; 2000	Sep. 2012	31 yrs.
Retail facility in Memphis, TN	—	4,877	4,258	5,215	(2,353)	2,027	9,970	11,997	5,591	1990	Sep. 2012	31 yrs.
Warehouse facilities in Oceanside, CA and Concordville, PA	—	3,333	8,270	1,258	—	3,333	9,528	12,861	3,250	1989; 1996	Sep. 2012	31 yrs.
Warehouse facility in La Vista, NE	15,529	4,196	23,148	—	—	4,196	23,148	27,344	8,482	2005	Sep. 2012	33 yrs.
Laboratory facility in Pleasanton, CA	—	3,675	7,468	14,855	—	3,675	22,323	25,998	3,457	2000	Sep. 2012	40 yrs.
Office facility in Chicago, IL	—	2,169	19,010	83	(72)	2,169	19,021	21,190	7,325	1910	Sep. 2012	31 yrs.
Industrial facilities in Hollywood and Orlando, FL	—	3,639	1,269	—	—	3,639	1,269	4,908	488	1996	Sep. 2012	31 yrs.
Warehouse facility in Golden, CO	—	808	4,304	77	—	808	4,381	5,189	1,844	1998	Sep. 2012	30 yrs.
Industrial facility in Texarkana, TX	—	1,755	4,493	—	(2,783)	216	3,249	3,465	1,250	1997	Sep. 2012	31 yrs.
Industrial facility in South Jordan, UT	—	2,183	11,340	2,609	—	2,183	13,949	16,132	5,073	1995	Sep. 2012	31 yrs.
Warehouse facility in Ennis, TX	—	478	4,087	145	(145)	478	4,087	4,565	1,573	1989	Sep. 2012	31 yrs.
Specialty facility in Paris, France	—	23,387	43,450	703	(12,907)	18,894	35,739	54,633	13,289	1975	Sep. 2012	32 yrs.
Retail facilities in Poland	—	26,564	72,866	—	(19,143)	21,422	58,865	80,287	30,328	Various	Sep. 2012	23 - 34 yrs.
Industrial facilities in Danbury, CT and Bedford, MA	—	3,519	16,329	43	(5,801)	1,667	12,423	14,090	5,087	1965; 1980	Sep. 2012	29 yrs.
Industrial facility in Brownwood, TX	—	722	6,268	—	—	722	6,268	6,990	2,507	1964	Sep. 2012	15 yrs.
Industrial facility in Rochester, MN	—	809	14,236	4,387	—	809	18,623	19,432	1,892	1997	Sep. 2012	31 yrs.
Retail facilities in Germany	—	16,146	83,746	—	(4,032)	15,494	80,366	95,860	2,466	Various	Sep. 2012	29 yrs.
Retail facility in Houston, TX	—	2,430	2,270	—	—	2,430	2,270	4,700	1,106	1995	Jan. 2014	23 yrs.
Retail facility in St. Charles, MO	—	1,966	1,368	1,980	—	1,966	3,348	5,314	1,560	1987	Jan. 2014	27 yrs.
Industrial facility in Aurora, CO	—	737	2,609	1,206	—	737	3,815	4,552	959	1985	Jan. 2014	32 yrs.
Warehouse facility in Burlington, NJ	—	3,989	6,213	377	—	3,989	6,590	10,579	2,853	1999	Jan. 2014	26 yrs.
Industrial facility in Albuquerque, NM	—	2,467	3,476	715	—	2,467	4,191	6,658	1,777	1993	Jan. 2014	27 yrs.
Industrial facility in North Salt Lake, UT	—	10,601	17,626	—	(16,936)	4,388	6,903	11,291	2,880	1981	Jan. 2014	26 yrs.

W. P. Carey 2024 10-K – 114

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(in thousands)

				Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

		Initial Cost to Company
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Lexington, NC	—	2,185	12,058	601	(2,519)	494	11,831	12,325	4,493	2003	Jan. 2014	28 yrs.
Industrial facility in Dallas, TX	—	3,190	10,010	—	—	3,190	10,010	13,200	769	1968	Jan. 2014	32 yrs.
Land in Welcome, NC	—	980	11,230	—	(11,724)	486	—	486	—	N/A	Jan. 2014	N/A
Industrial facilities in Evansville, IN; Lawrence, KS; and Baltimore, MD	—	4,005	44,192	20,636	—	4,005	64,828	68,833	22,743	1911; 1967; 1982	Jan. 2014	24 yrs.
Industrial facilities in Colton, CA; Bonner Springs, KS; Eagan, MN; and Dallas, TX	—	8,451	25,457	—	11,200	8,451	36,657	45,108	10,436	Various	Jan. 2014	17 - 34 yrs.
Retail facility in Torrance, CA	—	8,412	12,241	6,137	(76)	8,335	18,379	26,714	6,579	1973	Jan. 2014	25 yrs.
Warehouse facility in Houston, TX	—	6,578	424	560	—	6,578	984	7,562	827	1978	Jan. 2014	27 yrs.
Warehouse facility in Norwich, CT	—	3,885	21,342	—	2	3,885	21,344	25,229	8,249	1960	Jan. 2014	28 yrs.
Warehouse facility in Norwich, CT	—	1,437	9,669	—	—	1,437	9,669	11,106	3,737	2005	Jan. 2014	28 yrs.
Warehouse facility in Whitehall, PA	—	7,435	9,093	27,358	(9,545)	6,983	27,358	34,341	2,470	2021	Jan. 2014	40 yrs.
Retail facility in York, PA	—	3,776	10,092	—	(6,413)	527	6,928	7,455	2,241	2005	Jan. 2014	34 yrs.
Warehouse facilities in Atlanta, GA and Elkwood, VA	—	5,356	4,121	17,520	(3,220)	4,284	19,493	23,777	775	1975	Jan. 2014	28 yrs.
Warehouse facility in Harrisburg, NC	—	1,753	5,840	781	(111)	1,642	6,621	8,263	2,623	2000	Jan. 2014	26 yrs.
Industrial facility in Chandler, AZ; and industrial and warehouse facility in Englewood, CO	—	4,306	7,235	224	3	4,306	7,462	11,768	2,614	1978; 1987	Jan. 2014	30 yrs.
Industrial facility in Cynthiana, KY	168	1,274	3,505	525	(107)	1,274	3,923	5,197	1,557	1967	Jan. 2014	31 yrs.
Industrial facilities in Albemarle and Old Fort, NC and Holmesville, OH	—	5,507	18,653	—	—	5,507	18,653	24,160	1,876	1955; 1966; 1970	Jan. 2014	32 yrs.
Industrial facility in Columbia, SC	—	2,843	11,886	—	—	2,843	11,886	14,729	5,745	1962	Jan. 2014	23 yrs.
Retail facility in Midlothian, VA	—	2,824	16,618	—	—	2,824	16,618	19,442	3,582	2000	Jan. 2014	40 yrs.
Specialty facility in Laramie, WY	—	1,966	18,896	—	—	1,966	18,896	20,862	6,994	2007	Jan. 2014	33 yrs.
Warehouse facilities in Mendota, IL; Toppenish, WA; and Plover, WI	—	1,444	21,208	—	(623)	1,382	20,647	22,029	10,055	1996	Jan. 2014	23 yrs.
Land in Sunnyvale, CA	—	9,297	24,086	—	(26,077)	7,306	—	7,306	—	N/A	Jan. 2014	N/A
Industrial facilities in Hampton, NH	—	8,990	7,362	—	—	8,990	7,362	16,352	2,649	1976	Jan. 2014	30 yrs.
Industrial facilities in France	—	36,306	5,212	4,034	1,812	23,777	23,587	47,364	4,385	Various	Jan. 2014	23 yrs.
Retail facility in Lombard, IL	—	5,087	8,578	—	—	5,087	8,578	13,665	3,556	1999	Jan. 2014	26 yrs.
Warehouse facility in Plainfield, IN	—	1,578	29,415	2,176	—	1,578	31,591	33,169	10,965	1997	Jan. 2014	30 yrs.
Retail facility in Kennesaw, GA	—	2,849	6,180	5,530	(76)	2,773	11,710	14,483	5,161	1999	Jan. 2014	26 yrs.
Retail facility in Leawood, KS	—	1,487	13,417	—	—	1,487	13,417	14,904	5,562	1997	Jan. 2014	26 yrs.
Industrial facility in Tolland, CT	—	1,817	5,709	—	11	1,817	5,720	7,537	2,278	1968	Jan. 2014	28 yrs.
Warehouse facilities in Lincolnton, NC and Mauldin, SC	—	1,962	9,247	—	—	1,962	9,247	11,209	3,595	1988; 1996	Jan. 2014	28 yrs.
Retail facilities in Germany	—	81,109	153,927	10,510	(141,305)	25,819	78,422	104,241	27,648	Various	Jan. 2014	Various
Laboratory facility in The Woodlands, TX	—	3,204	24,997	1,186	—	3,204	26,183	29,387	8,663	1997	Jan. 2014	32 yrs.

W. P. Carey 2024 10-K – 115

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(in thousands)

				Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

		Initial Cost to Company
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse facilities in Valdosta, GA and Johnson City, TN	—	1,080	14,998	1,841	—	1,080	16,839	17,919	6,734	1978; 1998	Jan. 2014	27 yrs.
Industrial facility in Amherst, NY	—	674	7,971	—	—	674	7,971	8,645	3,882	1984	Jan. 2014	23 yrs.
Industrial and warehouse facilities in Westfield, MA	—	1,922	9,755	7,435	9	1,922	17,199	19,121	7,450	1954; 1997	Jan. 2014	28 yrs.
Warehouse facility in Gorinchem, Netherlands	—	1,143	5,648	282	(1,620)	873	4,580	5,453	1,661	1995	Jan. 2014	28 yrs.
Retail facility in Cresskill, NJ	—	2,366	5,482	—	19	2,366	5,501	7,867	1,928	1975	Jan. 2014	31 yrs.
Retail facility in Livingston, NJ	—	2,932	2,001	—	14	2,932	2,015	4,947	810	1966	Jan. 2014	27 yrs.
Retail facility in Montclair, NJ	—	1,905	1,403	—	6	1,905	1,409	3,314	566	1950	Jan. 2014	27 yrs.
Retail facility in Morristown, NJ	—	3,258	8,352	—	26	3,258	8,378	11,636	3,367	1973	Jan. 2014	27 yrs.
Retail facility in Summit, NJ	—	1,228	1,465	—	8	1,228	1,473	2,701	592	1950	Jan. 2014	27 yrs.
Industrial facilities in Georgetown, TX and Woodland, WA	—	965	4,113	35	—	965	4,148	5,113	1,334	1998; 2001	Jan. 2014	33 - 35 yrs.
Education facilities in Union, NJ; Allentown and Philadelphia, PA; and Grand Prairie, TX	—	5,365	7,845	—	5	5,365	7,850	13,215	3,079	Various	Jan. 2014	28 yrs.
Industrial facility in Salisbury, NC	—	1,499	8,185	—	—	1,499	8,185	9,684	3,220	2000	Jan. 2014	28 yrs.
Industrial facility in Twinsburg, OH	—	2,831	10,565	386	(6,975)	1,293	5,514	6,807	2,202	1991	Jan. 2014	27 yrs.
Industrial facility in Cambridge, Canada	—	1,849	7,371	—	(2,057)	1,436	5,727	7,163	2,001	2001	Jan. 2014	31 yrs.
Industrial facilities in Peru, IL; Huber Heights, Lima, and Sheffield, OH; and Lebanon, TN	—	2,962	17,832	—	—	2,962	17,832	20,794	6,230	Various	Jan. 2014	31 yrs.
Industrial facility in Ramos Arizpe, Mexico	—	1,059	2,886	—	—	1,059	2,886	3,945	1,005	2000	Jan. 2014	31 yrs.
Industrial facilities in Salt Lake City, UT	—	2,783	3,773	—	—	2,783	3,773	6,556	1,317	1983; 2002	Jan. 2014	31 - 33 yrs.
Specialty facility in Blairsville, PA	—	1,631	23,163	—	—	1,631	23,163	24,794	8,386	2005	Jan. 2014	33 yrs.
Education facility in Mooresville, NC	—	1,795	15,955	—	—	1,795	15,955	17,750	1,948	2002	Jan. 2014	33 yrs.
Warehouse facilities in Atlanta, Doraville, and Rockmart, GA	—	6,488	77,192	—	—	6,488	77,192	83,680	29,538	1959; 1962; 1991	Jan. 2014	23 - 33 yrs.
Warehouse facility in Muskogee, OK	—	554	4,353	—	(3,437)	158	1,312	1,470	437	1992	Jan. 2014	33 yrs.
Industrial facility in Richmond, MO	—	2,211	8,505	747	—	2,211	9,252	11,463	3,648	1996	Jan. 2014	28 yrs.
Industrial facility in Tuusula, Finland	—	6,173	10,321	—	(3,905)	4,712	7,877	12,589	3,373	1975	Jan. 2014	26 yrs.
Warehouse facility in Phoenix, AZ	—	6,747	21,352	380	—	6,747	21,732	28,479	8,748	1996	Jan. 2014	28 yrs.
Retail facility in Vantaa, Finland	—	1,332	3,908	—	(4,378)	219	643	862	7	2004	Jan. 2014	30 yrs.
Industrial facilities in the United States	—	4,816	31,712	4,597	9,460	5,780	44,805	50,585	2,563	Various	Jan. 2014	30 - 32 yrs.
Industrial facilities in Sandersville, GA; Erwin, TN; and Gainesville, TX	—	955	4,779	—	—	955	4,779	5,734	1,683	1950; 1986; 1996	Jan. 2014	31 yrs.
Industrial facility in Buffalo Grove, IL	1,114	1,492	12,233	1,298	—	1,492	13,531	15,023	4,340	1996	Jan. 2014	31 yrs.
Warehouse facility in Carlsbad, CA	—	3,230	5,492	987	—	3,230	6,479	9,709	2,542	1999	Jan. 2014	24 yrs.
Retail facility in Pensacola, FL	—	1,746	—	—	5,181	1,746	5,181	6,927	671	2001	Jan. 2014	33 yrs.

W. P. Carey 2024 10-K – 116

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail facility in Port St. Lucie, FL	—	4,654	2,576	—	—	4,654	2,576	7,230	1,029	2000	Jan. 2014	27 yrs.
Industrial facility in Nurieux-Volognat, France	—	121	5,328	462	(1,223)	92	4,596	4,688	1,424	2000	Jan. 2014	32 yrs.
Industrial facility in Monheim, Germany	—	2,500	5,727	—	(860)	2,243	5,124	7,367	520	1992	Jan. 2014	32 yrs.
Warehouse facility in Suwanee, GA	—	2,330	8,406	—	—	2,330	8,406	10,736	2,713	1995	Jan. 2014	34 yrs.
Retail facilities in Wichita, KS and Oklahoma City, OK and warehouse facility in Wichita, KS	—	1,878	8,579	3,128	(89)	1,878	11,618	13,496	4,320	1954; 1975; 1984	Jan. 2014	24 yrs.
Industrial facility in Mesa, AZ	—	2,888	4,282	—	—	2,888	4,282	7,170	1,715	1991	Jan. 2014	27 yrs.
Industrial facility in North Amityville, NY	—	3,486	11,413	—	—	3,486	11,413	14,899	4,792	1981	Jan. 2014	26 yrs.
Industrial facility in Fort Collins, CO	—	821	7,236	—	—	821	7,236	8,057	2,406	1993	Jan. 2014	33 yrs.
Warehouse facility in Elk Grove Village, IL	—	4,037	7,865	—	—	4,037	7,865	11,902	1,912	1980	Jan. 2014	22 yrs.
Research and development facility in Washington, MI	—	4,085	7,496	36,290	—	4,085	43,786	47,871	2,540	1990	Jan. 2014	33 yrs.
Industrial facilities in Conroe, Odessa, and Weimar, TX and industrial and office facility in Houston, TX	—	4,049	13,021	—	133	4,049	13,154	17,203	7,693	Various	Jan. 2014	12 - 22 yrs.
Education facility in Sacramento, CA	—	—	13,715	—	—	—	13,715	13,715	4,481	2005	Jan. 2014	34 yrs.
Industrial facility in Sankt Ingbert, Germany	—	2,226	17,460	—	(881)	2,126	16,679	18,805	2,311	1960	Jan. 2014	34 yrs.
Industrial facilities in City of Industry, CA; Chelmsford, MA; and Lancaster, TX	—	5,138	8,387	—	43	5,138	8,430	13,568	3,321	1969; 1974; 1984	Jan. 2014	27 yrs.
Industrial facility in Woodland, WA	—	707	1,562	—	—	707	1,562	2,269	484	2009	Jan. 2014	35 yrs.
Warehouse facilities in Gyál and Herceghalom, Hungary	—	14,601	21,915	—	(8,646)	11,143	16,727	27,870	8,945	2002; 2004	Jan. 2014	21 yrs.
Industrial facility in Windsor, CT	—	453	637	3,422	(83)	453	3,976	4,429	877	1999	Jan. 2014	33 yrs.
Industrial facility in Aurora, CO	—	574	3,999	—	—	574	3,999	4,573	1,112	2012	Jan. 2014	40 yrs.
Warehouse facility in University Park, IL	—	7,962	32,756	427	—	7,962	33,183	41,145	10,041	2008	May 2014	40 yrs.
Laboratory facility in Westborough, MA	—	3,409	37,914	53,065	—	3,409	90,979	94,388	17,653	1992	Aug. 2014	40 yrs.
Research and development facility in Andover, MA	—	3,980	45,120	323	—	3,980	45,443	49,423	12,294	2013	Oct. 2014	40 yrs.
Industrial facility in Lewisburg, OH	—	1,627	13,721	—	—	1,627	13,721	15,348	3,911	2014	Nov. 2014	40 yrs.
Industrial facility in Opole, Poland	—	2,151	21,438	—	(3,880)	1,797	17,912	19,709	5,275	2014	Dec. 2014	38 yrs.
Retail facilities in the United Kingdom	—	66,319	230,113	277	(108,864)	38,925	148,920	187,845	49,122	Various	Jan. 2015	20 - 40 yrs.
Warehouse facility in Rotterdam, Netherlands	—	—	33,935	20,986	(4,614)	—	50,307	50,307	10,917	2014	Feb. 2015	40 yrs.
Retail facility in Bad Fischau, Austria	—	2,855	18,829	—	(778)	2,753	18,153	20,906	4,882	1998	Apr. 2015	40 yrs.
Industrial facility in Oskarshamn, Sweden	—	3,090	18,262	—	(5,358)	2,315	13,679	15,994	3,587	2015	Jun. 2015	40 yrs.

W. P. Carey 2024 10-K – 117

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities in Gersthofen and Senden, Germany and Leopoldsdorf, Austria	—	9,449	15,838	—	(1,688)	8,818	14,781	23,599	3,972	2008; 2010	Aug. 2015	40 yrs.
Net-lease hotels in the United States	—	—	49,190	17,396	—	17,396	49,190	66,586	13,196	1988; 1989; 1990	Oct. 2015	38 - 40 yrs.
Retail facilities in the Netherlands	—	5,698	38,130	79	(10,277)	4,926	28,704	33,630	8,041	Various	Nov. 2015	30 - 40 yrs.
Specialty facility in Irvine, CA	—	7,626	16,137	—	—	7,626	16,137	23,763	3,773	1977	Dec. 2015	40 yrs.
Education facility in Windermere, FL	—	5,090	34,721	15,333	—	5,090	50,054	55,144	13,731	1998	Apr. 2016	38 yrs.
Industrial facilities in the United States	—	66,845	87,575	65,400	(56,525)	49,672	113,623	163,295	35,219	Various	Apr. 2016	Various
Industrial facilities in North Dumfries and Ottawa, Canada	—	17,155	10,665	—	(19,138)	5,385	3,297	8,682	1,698	1967; 1974	Apr. 2016	28 yrs.
Education facilities in Coconut Creek, FL and Houston, TX	—	15,550	83,862	63,830	—	15,550	147,692	163,242	34,879	1979; 1984	May 2016	37 - 40 yrs.
Office facility in Southfield, MI and warehouse facilities in London, KY and Gallatin, TN	—	3,585	17,254	—	—	3,585	17,254	20,839	3,984	1969; 1987; 2000	Nov. 2016	35 - 36 yrs.
Industrial facilities in Brampton, Toronto, and Vaughan, Canada	—	28,759	13,998	—	—	28,759	13,998	42,757	3,852	Various	Nov. 2016	28 - 35 yrs.
Industrial facilities in Queretaro and San Juan del Rio, Mexico	—	5,152	12,614	2,440	—	5,152	15,054	20,206	2,942	Various	Dec. 2016	28 - 40 yrs.
Industrial facility in Chicago, IL	—	2,222	2,655	3,511	—	2,222	6,166	8,388	2,379	1985	Jun. 2017	30 yrs.
Industrial facility in Zawiercie, Poland	—	395	102	10,378	(1,189)	352	9,334	9,686	1,561	2018	Aug. 2017	40 yrs.
Industrial facility in Radomsko, Poland	—	1,718	59	37,522	(1,663)	1,532	36,104	37,636	3,444	2018	Nov. 2017	40 yrs.
Warehouse facility in Sellersburg, IN	—	1,016	3,838	—	—	1,016	3,838	4,854	915	2000	Feb. 2018	36 yrs.
Retail and warehouse facilities in Appleton, Madison, and Waukesha, WI	—	5,512	61,230	—	—	5,465	61,277	66,742	12,815	1995; 2004	Mar. 2018	36 - 40 yrs.
Warehouse facilities in Denmark	—	20,304	185,481	2,029	(26,517)	17,853	163,444	181,297	32,906	Various	Jun. 2018	25 - 41 yrs.
Retail facilities in the Netherlands	—	38,475	117,127	—	(16,759)	34,331	104,512	138,843	23,960	Various	Jul. 2018	26 - 30 yrs.
Industrial facility in Oostburg, WI	—	786	6,589	—	—	786	6,589	7,375	1,697	2002	Jul. 2018	35 yrs.
Warehouse facility in Kampen, Netherlands	—	3,251	12,858	126	(1,676)	2,915	11,644	14,559	3,030	1976	Jul. 2018	26 yrs.
Warehouse facility in Azambuja, Portugal	—	13,527	35,631	28,051	(8,368)	12,140	56,701	68,841	10,442	1994	Sep. 2018	28 yrs.
Retail facilities in Amsterdam, Moordrecht, and Rotterdam, Netherlands	—	2,582	18,731	11,338	(2,831)	2,357	27,463	29,820	5,439	Various	Oct. 2018	27 - 37 yrs.
Warehouse facility in Bad Wünnenberg, Germany	—	2,916	39,687	—	(30,919)	655	11,029	11,684	2,853	1996	Oct. 2018	40 yrs.
Industrial facility in Norfolk, NE	—	802	3,686	—	—	802	3,686	4,488	771	1975	Oct. 2018	40 yrs.
Retail facilities in Phoenix, AZ and Columbia, MD	—	18,286	33,030	—	—	18,286	33,030	51,316	5,409	2006	Oct. 2018	40 yrs.
Retail facility in Gorzow, Poland	—	1,736	8,298	—	(884)	1,583	7,567	9,150	1,343	2008	Oct. 2018	40 yrs.
Industrial facilities in Sergeant Bluff, IA; Bossier City, LA; and Alvarado, TX	—	6,460	49,462	—	—	6,460	49,462	55,922	8,771	Various	Oct. 2018	40 yrs.
Industrial facility in Glendale Heights, IL	—	4,237	45,484	—	—	4,237	45,484	49,721	5,382	1991	Oct. 2018	38 yrs.

W. P. Carey 2024 10-K – 118

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities in Mayodan, Sanford, and Stoneville, NC	—	3,505	20,913	—	—	3,505	20,913	24,418	3,582	1992; 1997; 1998	Oct. 2018	29 yrs.
Warehouse facility in Dillon, SC	—	3,424	43,114	—	—	3,424	43,114	46,538	7,645	2001	Oct. 2018	40 yrs.
Specialty facility in Birmingham, United Kingdom	—	7,383	7,687	—	(457)	7,159	7,454	14,613	1,207	2009	Oct. 2018	40 yrs.
Retail facilities in Spain	—	17,626	44,501	—	(5,475)	16,073	40,579	56,652	6,779	Various	Oct. 2018	40 yrs.
Warehouse facility in Gadki, Poland	—	1,376	6,137	—	(662)	1,255	5,596	6,851	944	2011	Oct. 2018	40 yrs.
Warehouse facility in Zagreb, Croatia	—	15,789	33,287	15	(4,326)	14,397	30,368	44,765	7,443	2001	Oct. 2018	26 yrs.
Industrial facilities in Middleburg Heights and Union Township, OH	2,949	1,295	13,384	—	—	1,295	13,384	14,679	2,172	1990; 1997	Oct. 2018	40 yrs.
Retail facility in Las Vegas, NV	—	—	79,720	—	—	—	79,720	79,720	12,316	2012	Oct. 2018	40 yrs.
Industrial facilities in the United States	—	20,517	14,135	—	30,060	22,585	42,127	64,712	5,720	Various	Oct. 2018	40 yrs.
Warehouse facility in Bowling Green, KY	—	2,652	51,915	72,976	(11)	2,652	124,880	127,532	14,315	2011	Oct. 2018	40 yrs.
Warehouse facilities in the United Kingdom	—	6,791	2,315	—	(276)	6,585	2,245	8,830	407	Various	Oct. 2018	40 yrs.
Industrial facility in Evansville, IN	—	180	22,095	—	—	180	22,095	22,275	3,496	2009	Oct. 2018	40 yrs.
Warehouse facility in Elorrio, Spain	—	7,858	12,728	—	(1,813)	7,166	11,607	18,773	2,167	1996	Oct. 2018	40 yrs.
Industrial and office facilities in Elberton, GA	—	879	2,014	—	—	879	2,014	2,893	448	1997; 2002	Oct. 2018	40 yrs.
Retail facilities in Dugo Selo, Kutina, Samobor, Spansko, and Zagreb, Croatia	—	5,549	12,408	1,777	4,403	6,207	17,930	24,137	4,215	2000; 2002; 2003	Oct. 2018	26 yrs.
Office and warehouse facilities in the United States	—	42,793	193,666	500	—	42,793	194,166	236,959	33,178	Various	Oct. 2018	40 yrs.
Warehouse facilities in Breda, Elst, Gieten, Raalte, and Woerden, Netherlands	—	37,755	91,666	4,787	(11,669)	34,428	88,111	122,539	13,900	Various	Oct. 2018	40 yrs.
Warehouse facilities in Oxnard and Watsonville, CA	—	22,453	78,814	—	—	22,453	78,814	101,267	12,867	1975; 1994; 2002	Oct. 2018	40 yrs.
Retail facilities in Italy	—	75,492	138,280	7,242	(19,919)	68,839	132,256	201,095	22,731	Various	Oct. 2018	40 yrs.
Land in Hudson, NY	—	2,405	—	—	—	2,405	—	2,405	—	N/A	Oct. 2018	N/A
Land in Chicago, IL	—	9,887	—	—	—	9,887	—	9,887	—	N/A	Oct. 2018	N/A
Industrial facility in Fraser, MI	—	1,346	9,551	—	—	1,346	9,551	10,897	1,605	2012	Oct. 2018	40 yrs.
Net-lease self-storage facilities in the United States	—	19,583	108,971	—	—	19,583	108,971	128,554	19,059	Various	Oct. 2018	40 yrs.
Warehouse facility in Middleburg Heights, OH	—	542	2,507	—	—	542	2,507	3,049	407	2002	Oct. 2018	40 yrs.
Net-lease self-storage facility in Fort Worth, TX	—	691	6,295	—	—	691	6,295	6,986	1,126	2004	Oct. 2018	40 yrs.
Retail facilities in Delnice, Pozega, and Sesvete, Croatia	—	5,519	9,930	1,562	(1,626)	5,032	10,353	15,385	2,495	2011	Oct. 2018	27 yrs.
Retail facility in Orlando, FL	—	6,262	25,134	430	—	6,371	25,455	31,826	3,984	2011	Oct. 2018	40 yrs.
Industrial facility in Avon, OH	—	1,447	5,564	—	—	1,447	5,564	7,011	980	2001	Oct. 2018	40 yrs.

W. P. Carey 2024 10-K – 119

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Chimelow, Poland	—	6,158	28,032	—	(3,013)	5,615	25,562	31,177	4,323	2012	Oct. 2018	40 yrs.
Net-lease self-storage facility in Fayetteville, NC	—	1,839	4,654	—	—	1,839	4,654	6,493	1,062	2001	Oct. 2018	40 yrs.
Retail facilities in the United States	—	19,529	42,318	—	(7,938)	17,297	36,612	53,909	6,286	Various	Oct. 2018	40 yrs.
Education facilities in Montgomery, AL and Savannah, GA	—	5,508	12,032	—	—	5,508	12,032	17,540	2,035	1969; 2002	Oct. 2018	40 yrs.
Warehouse facility in Zary, Poland	—	2,062	10,034	—	(1,066)	1,881	9,149	11,030	1,587	2013	Oct. 2018	40 yrs.
Industrial facilities in San Antonio, TX and Sterling, VA	—	3,198	23,981	78,728	(462)	6,767	98,678	105,445	12,246	1980; 2020	Oct. 2018; Dec. 2018	40 yrs.
Industrial facility in Elk Grove Village, IL	—	5,511	10,766	2,970	—	5,511	13,736	19,247	1,886	1961	Oct. 2018	40 yrs.
Industrial facility in Portage, WI	3,518	3,450	7,797	—	—	3,450	7,797	11,247	1,453	1970	Oct. 2018	40 yrs.
Warehouse facility in Saitama Prefecture, Japan	—	13,507	25,301	6,639	(16,717)	9,272	19,458	28,730	3,109	2007	Oct. 2018	40 yrs.
Retail facility in Dallas, TX	—	2,977	16,168	—	—	2,977	16,168	19,145	2,563	1913	Oct. 2018	40 yrs.
Retail facilities in Croatia	—	9,000	13,002	1,415	(6,268)	7,116	10,033	17,149	2,168	Various	Oct. 2018	29 - 37 yrs.
Retail facility in Northbrook, IL	—	—	493	447	—	—	940	940	371	2007	Oct. 2018	40 yrs.
Education facility in Chicago, IL	—	18,510	163	—	(16,859)	1,793	21	1,814	15	2015	Oct. 2018	40 yrs.
Warehouse facility in Dillon, SC	—	3,516	44,933	—	—	3,516	44,933	48,449	7,907	2013	Oct. 2018	40 yrs.
Net-lease self-storage facilities in New York City, NY	—	29,223	77,202	714	—	29,223	77,916	107,139	12,135	Various	Oct. 2018	40 yrs.
Net-lease self-storage facility in Hilo, HI	—	769	12,869	—	—	769	12,869	13,638	2,014	2007	Oct. 2018	40 yrs.
Net-lease self-storage facility in Clearwater, FL	—	1,247	5,733	—	—	1,247	5,733	6,980	1,022	2001	Oct. 2018	40 yrs.
Warehouse facilities in Gadki, Poland	—	10,422	47,727	1,475	(5,193)	9,503	44,928	54,431	7,482	2007; 2010	Oct. 2018	40 yrs.
Net-lease self-storage facility in Orlando, FL	—	1,070	8,686	—	—	1,070	8,686	9,756	1,459	2000	Oct. 2018	40 yrs.
Retail facility in Lewisville, TX	—	3,485	11,263	—	—	3,485	11,263	14,748	1,859	2004	Oct. 2018	40 yrs.
Research and development facility in Wageningen, Netherlands	—	5,227	18,793	—	(1,857)	4,767	17,396	22,163	2,940	2013	Oct. 2018	40 yrs.
Net-lease self-storage facility in Palm Coast, FL	—	1,994	4,982	—	—	1,994	4,982	6,976	1,039	2001	Oct. 2018	40 yrs.
Net-lease self-storage facility in Holiday, FL	—	1,730	4,213	—	—	1,730	4,213	5,943	858	1975	Oct. 2018	40 yrs.
Research and development facility in Drunen, Netherlands	—	2,316	9,370	—	(1,030)	2,112	8,544	10,656	1,406	2014	Oct. 2018	40 yrs.
Industrial facility Bluffton, IN and New Concord, OH	—	958	2,309	—	3,449	1,409	5,307	6,716	486	1975; 1999	Oct. 2018	34 - 40 yrs.
Retail facility in Gelsenkirchen, Germany	—	2,178	17,097	—	(1,698)	1,986	15,591	17,577	2,558	2000	Oct. 2018	40 yrs.
Warehouse facilities in Mszczonow and Tomaszow Mazowiecki, Poland	—	8,782	53,575	—	(5,495)	8,008	48,854	56,862	8,685	1995; 2000	Oct. 2018	40 yrs.
Warehouse facility in Sered, Slovakia	—	3,428	28,005	—	(2,770)	3,126	25,537	28,663	4,232	2004	Oct. 2018	40 yrs.

W. P. Carey 2024 10-K – 120

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Tuchomerice, Czech Republic	—	7,864	27,006	—	(3,073)	7,171	24,626	31,797	4,027	1998	Oct. 2018	40 yrs.
Warehouse facility in Kaunas, Lithuania	32,029	10,199	47,391	—	(5,076)	9,300	43,214	52,514	7,239	2008	Oct. 2018	40 yrs.
Specialty facility in Jacksonville, FL	11,287	906	17,020	—	—	906	17,020	17,926	2,715	2015	Oct. 2018	40 yrs.
Warehouse facilities in Houston, TX	—	791	1,990	—	—	791	1,990	2,781	347	1972	Oct. 2018	40 yrs.
Warehouse facilities in Shelbyville, IN; Kalamazoo, MI; Tiffin, OH; Andersonville, TN; and Millwood, WV	—	2,868	37,571	—	—	2,868	37,571	40,439	6,699	Various	Oct. 2018	40 yrs.
Warehouse facility in Perrysburg, OH	—	806	11,922	—	—	806	11,922	12,728	2,195	1974	Oct. 2018	40 yrs.
Warehouse facility in Dillon, SC	—	620	46,319	434	—	620	46,753	47,373	6,760	2019	Oct. 2018	40 yrs.
Warehouse facility in Zabia Wola, Poland	—	4,742	23,270	5,636	(2,937)	4,324	26,387	30,711	4,308	1999	Oct. 2018	40 yrs.
Laboratory facility in Buffalo Grove, IL	—	2,224	6,583	—	—	2,224	6,583	8,807	1,109	1992	Oct. 2018	40 yrs.
Net-lease self-storage facilities in the United States	—	12,755	48,965	—	—	12,755	48,965	61,720	408	Various	Oct. 2018	40 yrs.
Net-lease self-storage facilities in Raleigh, NC and Mount Pleasant, SC	—	3,473	19,202	—	—	3,473	19,202	22,675	160	2017	Nov. 2018	40 yrs.
Warehouse facilities in McHenry, IL	—	5,794	21,141	—	—	5,794	21,141	26,935	5,238	1990; 1999	Dec. 2018	27 - 28 yrs.
Industrial facilities in Chicago, Cortland, Forest View, Morton Grove, and Northbrook, IL and Madison and Monona, WI	—	23,267	9,166	—	—	23,267	9,166	32,433	2,163	Various	Dec. 2018; Dec. 2019	35 - 40 yrs.
Warehouse facility in Kilgore, TX	—	3,002	36,334	14,096	(6)	3,002	50,424	53,426	8,316	2007	Dec. 2018	37 yrs.
Industrial facility in San Luis Potosi, Mexico	—	2,787	12,945	—	—	2,787	12,945	15,732	2,285	2009	Dec. 2018	39 yrs.
Industrial facility in Legnica, Poland	—	995	9,787	6,007	(1,495)	906	14,388	15,294	2,825	2002	Dec. 2018	29 yrs.
Industrial facility in Meru, France	—	4,231	14,731	8	(1,647)	3,863	13,460	17,323	3,055	1997	Dec. 2018	29 yrs.
Education facility in Portland, OR	—	2,396	23,258	4,177	—	2,396	27,435	29,831	5,196	2006	Feb. 2019	40 yrs.
Warehouse facility in Inwood, WV	—	3,265	36,692	—	—	3,265	36,692	39,957	5,844	2000	Mar. 2019	40 yrs.
Industrial facility in Hurricane, UT	—	1,914	37,279	—	—	1,914	37,279	39,193	5,617	2011	Mar. 2019	40 yrs.
Industrial facility in Bensenville, IL	—	8,640	4,948	—	300	8,940	4,948	13,888	1,198	1981	Mar. 2019	40 yrs.
Industrial facility in Katowice, Poland	—	—	764	15,163	(885)	—	15,042	15,042	1,916	2019	Apr. 2019	40 yrs.
Industrial facilities in Westerville, OH and North Wales, PA	—	1,545	6,508	—	—	1,545	6,508	8,053	1,217	1960; 1997	May 2019	40 yrs.
Industrial facilities in Fargo, ND; Norristown, PA; and Atlanta, TX	—	1,616	5,589	—	—	1,616	5,589	7,205	1,158	Various	May 2019	40 yrs.
Industrial facilities in Chihuahua and Juarez, Mexico	—	3,426	7,286	—	—	3,426	7,286	10,712	1,484	1983; 1986; 1991	May 2019	40 yrs.
Warehouse facility in Statesville, NC	—	1,683	13,827	—	—	1,683	13,827	15,510	2,323	1979	Jun. 2019	40 yrs.
Industrial facilities in Searcy, AR and Conestoga, PA	—	4,290	51,410	21,027	—	4,678	72,049	76,727	11,566	1950; 1951	Jun. 2019; Apr. 2021	40 yrs.
Industrial facilities in Hartford and Milwaukee, WI	—	1,471	21,293	—	—	1,471	21,293	22,764	3,471	1964; 1992; 1993	Jul. 2019	40 yrs.

W. P. Carey 2024 10-K – 121

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities in Brockville and Prescott, Canada	—	2,025	9,519	—	—	2,025	9,519	11,544	1,565	1955; 1995	Jul. 2019	40 yrs.
Industrial facility in Dordrecht, Netherlands	—	3,233	10,954	—	(781)	3,059	10,347	13,406	1,397	1986	Sep. 2019	40 yrs.
Industrial facilities in York, PA and Lexington, SC	—	4,155	22,930	—	—	4,155	22,930	27,085	4,137	1968; 1971	Oct. 2019	40 yrs.
Industrial facility in Queretaro, Mexico	—	2,851	12,748	—	(3)	2,851	12,745	15,596	2,086	1999	Oct. 2019	40 yrs.
Industrial facilities in Houston, TX and Metairie, LA and office facilities in Houston, TX and Mason, OH	—	6,130	24,981	2,145	—	6,130	27,126	33,256	4,035	Various	Nov. 2019	40 yrs.
Industrial facility in Pardubice, Czech Republic	—	1,694	8,793	436	(650)	1,597	8,676	10,273	1,189	1970	Nov. 2019	40 yrs.
Warehouse facilities in Brabrand, Denmark and Arlandastad, Sweden	—	6,499	27,899	147	(2,931)	5,882	25,732	31,614	3,655	2012; 2017	Nov. 2019	40 yrs.
Retail facility in Hamburg, PA	—	4,520	34,167	—	—	4,520	34,167	38,687	4,990	2003	Dec. 2019	40 yrs.
Warehouse facility in Charlotte, NC	—	6,481	82,936	—	—	6,481	82,936	89,417	11,809	1995	Dec. 2019	40 yrs.
Warehouse facility in Buffalo Grove, IL	—	3,287	10,167	2,203	—	3,287	12,370	15,657	1,542	1987	Dec. 2019	40 yrs.
Industrial facility in Hvidovre, Denmark	—	1,931	4,243	—	(419)	1,808	3,947	5,755	705	2007	Dec. 2019	40 yrs.
Warehouse facility in Huddersfield, United Kingdom	—	8,659	29,752	—	(1,963)	8,217	28,231	36,448	3,742	2005	Dec. 2019	40 yrs.
Warehouse facility in Newark, United Kingdom	—	21,869	74,777	—	(4,466)	20,858	71,322	92,180	8,891	2006	Jan. 2020	40 yrs.
Industrial facility in Langen, Germany	—	14,160	7,694	32,169	(7,247)	12,137	34,639	46,776	3,383	2021	Jan. 2020	40 yrs.
Industrial facility in Aurora, OR	—	2,914	21,459	—	(5,000)	2,914	16,459	19,373	2,032	1976	Jan. 2020	40 yrs.
Warehouse facility in Vojens, Denmark	—	1,031	8,784	—	(570)	971	8,274	9,245	1,017	2020	Jan. 2020	40 yrs.
Warehouse facility in Knoxville, TN	—	2,455	47,446	—	—	2,455	47,446	49,901	5,360	2020	Jun. 2020	40 yrs.
Industrial facilities in Bluffton and Plymouth, IN; and Lawrence, KS	—	674	33,519	20,542	—	1,064	53,671	54,735	5,124	1981; 2014; 2021	Sep 2020; Dec. 2021	40 yrs.
Industrial facility in Huntley, IL	—	5,260	26,617	—	—	5,260	26,617	31,877	2,831	1996	Sep. 2020	40 yrs.
Industrial facilities in Winter Haven, FL; Belvedere, IL; and Fayetteville, NC	—	8,232	31,745	—	—	8,232	31,745	39,977	3,350	1954; 1984; 1997	Oct. 2020	40 yrs.
Warehouse facility in Little Canada, MN	—	3,384	23,422	—	—	3,384	23,422	26,806	2,443	1987	Oct. 2020	40 yrs.
Warehouse facility in Hurricane, UT	—	5,154	22,893	20,517	—	5,154	43,410	48,564	3,773	2005	Dec. 2020	40 yrs.
Industrial facilities in Bethlehem, PA and Waco, TX	—	4,673	19,111	—	—	4,673	19,111	23,784	1,940	Various	Dec. 2020	40 yrs.
Industrial facilities in Pleasanton, KS; Savage, MN; Grove City, OH; and Mahanoy City, PA	—	7,717	21,569	—	—	7,717	21,569	29,286	2,157	Various	Dec. 2020	40 yrs.
Specialty facilities in Fort Washington, Huntington Valley, and West Chester, PA	—	—	492	—	—	—	492	492	48	2011; 2014; 2016	Jan. 2021	40 yrs.

W. P. Carey 2024 10-K – 122

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse facilities in Grove City, OH and Anderson, SC	—	1,415	15,151	—	—	1,415	15,151	16,566	1,482	1995; 2001	Feb. 2021	40 yrs.
Office and retail facilities in NJ and PA	—	17,537	25,987	—	—	17,537	25,987	43,524	2,526	Various	Feb. 2021	40 yrs.
Land and warehouse facilities in CA	—	8,513	45,669	6	(29,919)	1,734	22,535	24,269	2,546	Various	Feb. 2021	40 yrs.
Research and development facility in Wageningen, Netherlands	—	1,429	5,777	18,852	531	1,455	25,134	26,589	1,563	2022	Mar. 2021	40 yrs.
Retail facilities in France	—	15,954	104,578	—	(13,924)	14,111	92,497	106,608	8,679	1968; 1981; 1983	Apr. 2021	40 yrs.
Warehouse facility in Detroit, MI	—	3,625	47,743	—	—	3,625	47,743	51,368	4,395	1991	Apr. 2021	40 yrs.
Warehouse facility in Solihull, United Kingdom	—	42,137	123,315	—	(15,820)	38,108	111,524	149,632	10,213	2021	May 2021	40 yrs.
Specialty facility in New Rochelle, NY	—	3,617	21,590	—	—	3,617	21,590	25,207	1,976	2018	May 2021	40 yrs.
Industrial facility in Groveport, OH	—	—	26,639	2,904	—	—	29,543	29,543	2,646	1982	May 2021	40 yrs.
Industrial facility in Dakota, IL	—	1,970	50,369	—	—	1,970	50,369	52,339	4,585	1978	May 2021	40 yrs.
Industrial facility in San Jose, CA	—	12,808	31,714	—	—	12,808	31,714	44,522	2,885	1984	May 2021	40 yrs.
Warehouse facility in Opelika, AL	—	2,115	39,980	—	—	2,115	39,980	42,095	3,568	2005	Jun. 2021	40 yrs.
Warehouse facilities in Elk Grove Village and Niles, IL; and Guelph, Canada	—	12,932	25,096	—	—	12,932	25,096	38,028	2,236	1962; 1976; 1983	Jun. 2021	40 yrs.
Warehouse facility in Rome, NY	—	1,480	47,781	—	—	1,480	47,781	49,261	4,254	2021	Jun. 2021	40 yrs.
Warehouse facility in Frankfort, IN	—	5,423	95,915	—	—	5,423	95,915	101,338	8,035	2015	Aug. 2021	40 yrs.
Warehouse facility in Rogers, MN	—	1,871	20,959	—	—	1,871	20,959	22,830	1,736	2005	Sep. 2021	40 yrs.
Industrial facilities in Chattanooga, TN	—	4,859	29,302	1,453	—	4,859	30,755	35,614	2,369	2006; 2017	Oct. 2021	40 yrs.
Warehouse facility in Mankato, MN	—	2,979	11,619	—	(3,126)	2,336	9,136	11,472	911	1976	Nov. 2021	40 yrs.
Retail facilities in Denmark	—	2,695	38,428	—	(3,277)	2,480	35,366	37,846	2,713	Various	Dec. 2021	40 yrs.
Retail facilities in Poland	—	15,110	47,511	—	(4,854)	13,939	43,828	57,767	3,338	Various	Dec. 2021	40 yrs.
Industrial facility in Cary, IL	—	4,568	31,977	—	—	4,568	31,977	36,545	2,407	1975	Dec. 2021	40 yrs.
Retail facilities in the Netherlands	—	9,342	32,770	—	(3,405)	8,587	30,120	38,707	2,265	Various	Dec. 2021	40 yrs.
Specialty facilities in Flemington and Pennsauken, NJ	—	1,025	397	832	—	1,025	1,229	2,254	80	Various	Dec. 2021	40 yrs.
Industrial facility in Pleasant Prairie, WI	—	1,443	16,532	—	—	1,443	16,532	17,975	1,230	2001	Jan. 2022	40 yrs.
Specialty facilities in Spain	—	26,735	99,822	—	(10,059)	24,610	91,888	116,498	6,684	Various	Feb. 2022	40 yrs.
Retail facilities in Denmark	—	3,295	35,898	—	(2,562)	3,063	33,568	36,631	2,285	Various	Various	40 yrs.
Industrial facilities in Laval, Canada	—	5,506	16,678	—	(2,471)	4,950	14,763	19,713	1,027	1966; 1973	Feb. 2022; Mar. 2024	40 yrs.
Warehouse facility in Chattanooga, TN	—	5,063	36,645	26,159	101	5,063	62,905	67,968	3,513	2003	Mar. 2022	40 yrs.
Industrial facility in Coatzacoalcos, Mexico	—	9,805	17,622	—	—	9,805	17,622	27,427	1,182	1960	Apr. 2022	40 yrs.
Industrial facility in Lowbanks, CA	—	3,574	1,605	—	—	3,574	1,605	5,179	108	1967	Apr. 2022	40 yrs.

W. P. Carey 2024 10-K – 123

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities in Chicago, IL; Geismar, LA; and Nashville, TN	—	9,300	26,945	—	—	9,300	26,945	36,245	1,785	Various	May 2022	40 yrs.
Industrial and warehouse facilities in the United States	—	9,847	88,227	2	—	9,847	88,229	98,076	5,801	Various	May 2022	40 yrs.
Retail facilities in Denmark	—	2,228	31,774	—	(734)	2,182	31,086	33,268	1,984	Various	Various	40 yrs.
Industrial facility in Medina, OH	—	2,029	22,938	—	—	2,029	22,938	24,967	1,458	1963	Jun. 2022	40 yrs.
Warehouse facility in Bree, Belgium	—	—	73,302	42	16	—	73,360	73,360	4,598	1964	Jun. 2022	40 yrs.
Industrial and warehouse facilities in the United States	—	27,543	192,197	—	—	27,543	192,197	219,740	11,703	Various	Jul. 2022	40 yrs.
Retail facilities in Denmark	—	2,690	33,703	—	228	2,709	33,912	36,621	1,984	Various	Various	40 yrs.
Office facility in Austin, TX	—	31,095	45,393	—	—	31,095	45,393	76,488	2,745	1993	Aug. 2022	40 yrs.
Land in Chicago, IL	—	3,873	—	—	—	3,873	—	3,873	—	N/A	Aug. 2022	N/A
Retail facilities in Croatia	—	1,367	23,337	—	377	1,388	23,693	25,081	1,433	2001; 2006	Aug. 2022	40 yrs.
Warehouse facility in Streetsboro, OH	—	2,435	9,333	—	—	2,435	9,333	11,768	564	1993	Aug. 2022	40 yrs.
Net-lease self-storage facility in Kissimmee, FL	—	923	17,205	11	4	923	17,220	18,143	1,043	2005	Aug. 2022	40 yrs.
Warehouse facility in University Park, IL	—	15,377	63,299	17,244	—	15,377	80,543	95,920	3,828	2003	Aug. 2022	40 yrs.
Industrial facilities in Surprise, AZ; Temple, GA; and Houston, TX	—	2,994	26,100	—	—	2,994	26,100	29,094	1,579	1998; 2007; 2011	Aug. 2022	40 yrs.
Warehouse facility in Jonesville, SC	25,661	2,895	32,152	—	—	2,895	32,152	35,047	1,945	1997	Aug. 2022	40 yrs.
Warehouse facility in Albany, GA	—	3,108	12,220	192	—	3,108	12,412	15,520	739	1977	Aug. 2022	40 yrs.
Industrial facilities in Dallas/Fort Worth, TX	—	3,918	9,817	—	—	3,918	9,817	13,735	594	1990; 2008	Aug. 2022	40 yrs.
Warehouse facility in Byron Center, MI	6,318	1,925	10,098	—	—	1,925	10,098	12,023	611	2015	Aug. 2022	40 yrs.
Net-lease hotel in Albion, Mauritius	4,260	7,633	29,274	—	563	7,750	29,720	37,470	1,797	2007	Aug. 2022	40 yrs.
Net-lease self-storage facilities in Hesperia and Thousand Palms, CA	—	3,105	27,124	—	4	3,105	27,128	30,233	1,645	2007	Aug. 2022	40 yrs.
Industrial facility in Plymouth, MN	10,408	3,693	13,242	914	—	3,693	14,156	17,849	845	1975	Aug. 2022	40 yrs.
Net-lease hotel in Hamburg, Germany	—	7,328	17,467	—	379	7,440	17,734	25,174	1,073	2017	Aug. 2022	40 yrs.
Retail facility in Oslo, Norway	47,853	27,948	64,033	930	(14,001)	23,729	55,181	78,910	3,415	1971	Aug. 2022	40 yrs.
Industrial facility in Michalovce, Slovakia	—	4,538	19,009	—	359	4,607	19,299	23,906	1,167	2006	Aug. 2022	40 yrs.
Net-lease hotel in Stuttgart, Germany	—	—	31,276	—	477	—	31,753	31,753	1,920	1965	Aug. 2022	40 yrs.
Industrial facility in Menomonee Falls, WI	11,494	2,726	17,453	—	—	2,726	17,453	20,179	1,056	1974	Aug. 2022	40 yrs.
Warehouse facility in Iowa Falls, IA	—	997	8,819	—	—	997	8,819	9,816	533	2001	Aug. 2022	40 yrs.
Warehouse facility in Westlake, OH	—	1,928	24,353	—	(12,003)	1,050	13,228	14,278	1,469	1972	Aug. 2022	40 yrs.
Industrial facility in Hebron, Ohio and warehouse facility in Strongsville, OH	—	4,671	5,494	—	—	4,671	5,494	10,165	329	1969; 1999	Aug. 2022	40 yrs.

W. P. Carey 2024 10-K – 124

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse facility in Scarborough, Canada	—	5,092	1,868	—	—	5,092	1,868	6,960	112	1980	Aug. 2022	40 yrs.
Specialty facilities in West Des Moines, IA and Clifton Park, NY	—	3,229	17,080	—	—	3,229	17,080	20,309	1,020	1971; 2021	Aug. 2022	40 yrs.
Industrial facility in Orzinuovi, Italy	—	2,473	9,892	—	472	2,567	10,270	12,837	604	1978	Aug. 2022	40 yrs.
Specialty facilities in West Chester, PA	—	—	559	—	—	—	559	559	38	2022	Oct. 2022	40 yrs.
Industrial facilities in the United States	—	11,117	41,107	—	—	11,117	41,107	52,224	2,086	Various	Dec. 2022	40 yrs.
Warehouse facility in Romulus, MI	—	2,788	33,353	—	—	2,788	33,353	36,141	1,672	2017	Dec. 2022	40 yrs.
Industrial facility in Salisbury, NC	—	1,308	13,082	14,147	—	1,308	27,229	28,537	945	2015	Dec. 2022	40 yrs.
Industrial facilities in the United States	—	11,503	42,967	—	—	11,503	42,967	54,470	2,116	Various	Jan. 2023	40 yrs.
Industrial facilities in Italy and Spain	—	21,167	56,172	1	(3,483)	20,214	53,643	73,857	2,385	Various	Mar. 2023	40 yrs.
Industrial and warehouse facilities in Canada	—	71,228	330,400	—	—	71,228	330,400	401,628	14,483	Various	Apr. 2023	40 yrs.
Industrial facilities in Canada, Mexico, and the United States	—	11,873	55,997	—	—	11,873	55,997	67,870	2,389	Various	Apr. 2023	40 yrs.
Retail (car wash) facilities in the United States	—	9,511	32,777	—	—	9,511	32,777	42,288	1,287	Various	May 2023; Oct. 2023	40 yrs.
Education and specialty facilities in the United States	—	11,973	90,101	—	—	11,973	90,101	102,074	3,487	Various	Jun. 2023	40 yrs.
Retail (car wash) facilities in the United States	—	11,415	33,163	—	—	11,415	33,163	44,578	788	2023	Nov. 2023; Oct. 2024	40 yrs.
Industrial and warehouse facilities in Italy, Germany, and Spain	—	80,767	191,007	—	(12,715)	77,283	181,776	259,059	4,576	Various	Nov. 2023; Jan. 2024	40 yrs.
Warehouse facility in Houston, TX	—	18,999	27,199	—	—	18,999	27,199	46,198	730	2000	Dec. 2023	40 yrs.
Industrial and research and development facilities in San Diego, CA	—	5,739	6,397	1,536	—	5,739	7,933	13,672	220	1990	Dec. 2023	40 yrs.
Retail facility in Phoenix, AZ	—	1,729	9,201	—	—	1,729	9,201	10,930	236	2023	Dec. 2023	40 yrs.
Retail facilities in Doncaster, United Kingdom	—	6,133	17,512	—	(374)	6,036	17,235	23,271	421	2010; 2013	Jan. 2024	40 yrs.
Warehouse facility in Commercial Point, OH	—	11,363	76,376	—	—	11,363	76,376	87,739	1,414	2022	Apr. 2024	40 yrs.
Warehouse facility in Tucson, AZ	—	3,742	30,914	—	—	3,742	30,914	34,656	492	2024	May 2024	40 yrs.
Industrial and warehouse facilities in the United States	—	11,209	50,311	—	—	11,209	50,311	61,520	794	Various	May 2024	40 yrs.
Laveen and Mesa, AZ	—	4,407	16,938	1,190	—	4,407	18,128	22,535	256	2024	Jun. 2024	40 yrs.
Industrial facilities in La Porte, IN and Moxee, WA	20,518	3,657	25,004	—	—	3,657	25,004	28,661	323	1963; 1990	Jun. 2024	40 yrs.
Industrial and retail facilities in NC	10,721	2,102	12,021	—	—	2,102	12,021	14,123	133	1959; 1995; 2005	Jul. 2024	40 yrs.

W. P. Carey 2024 10-K – 125

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Neenah, WI	10,084	1,734	13,774	—	—	1,734	13,774	15,508	152	1979	Jul. 2024	40 yrs.
Retail facilities in Poland	—	5,585	21,834	—	(1,210)	5,340	20,869	26,209	223	Various	Jul. 2024; Sep. 2024	40 yrs.
Retail facility in Las Vegas, NV	—	1,103	8,817	—	—	1,103	8,817	9,920	92	2024	Aug. 2024	40 yrs.
Warehouse facility in Alexandria, Canada	12,701	2,180	18,894	—	(831)	2,094	18,149	20,243	183	1980	Aug. 2024	40 yrs.
Industrial facilities in Oldcastle and Tillsonburg, Canada	6,956	1,133	11,269	—	—	1,133	11,269	12,402	114	1990; 1999	Aug. 2024	40 yrs.
Retail facility in West Des Moines, IA	—	—	14,457	—	—	—	14,457	14,457	143	2024	Aug. 2024	40 yrs.
Industrial facility in Lebanon, IN	—	4,995	40,345	—	—	4,995	40,345	45,340	209	2003	Oct. 2024	40 yrs.
Industrial facility in Shelbyville, KY	—	5,704	86,354	—	—	5,704	86,354	92,058	442	2024	Oct. 2024	40 yrs.
Land in Stockton, CA	—	40,217	7,003	—	—	40,217	7,003	47,220	45	2023	Nov. 2024	15 yrs.
Specialty facility in Weehawken, NJ	—	25,016	61,404	—	—	25,016	61,404	86,420	147	1990	Nov. 2024	40 yrs.
Retail facilities in the United States	—	18,387	59,684	—	—	18,387	59,684	78,071	82	Various	Nov. 2024	40 yrs.
Retail facilities in the United States	—	6,705	21,003	—	—	6,705	21,003	27,708	29	2023; 2024	Dec. 2024	40 yrs.
Retail facility in Manchester, United Kingdom	—	—	17,244	—	(185)	—	17,059	17,059	22	2012	Dec. 2024	40 yrs.
Education facility in Yarnfield, United Kingdom	—	5,929	14,848	—	(329)	5,892	14,556	20,448	13	1960	Dec. 2024	40 yrs.
Retail facilities in the United States	—	9,303	29,973	—	—	9,303	29,973	39,276	18	2023; 2024	Dec. 2024	40 yrs.
Retail facilities in the United States	—	3,572	12,111	—	—	3,572	12,111	15,683	5	Various	Dec. 2024	40 yrs.
	$233,568	$2,654,751	$10,055,987	$1,074,293	$(998,204)	$2,398,409	$10,388,418	$12,786,827	$1,701,892

W. P. Carey 2024 10-K – 126

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Direct Financing Method
Industrial facilities in Irving and Houston, TX	$—	$—	$27,599	$—	$(4,375)	$23,224	1978	Jan. 1998
Retail facility in Freehold, NJ	—	—	17,067	—	(558)	16,509	2004	Sep. 2012
Warehouse facility in Brierley Hill, United Kingdom	—	2,147	12,357	—	(2,174)	12,330	1996	Sep. 2012
Retail facilities in El Paso and Fabens, TX	—	4,777	17,823	—	(143)	22,457	Various	Jan. 2014
Industrial facility in Mount Carmel, IL	—	135	3,265	—	(431)	2,969	1896	Jan. 2014
Retail facility in Linköping, Sweden	—	1,484	9,402	—	(4,475)	6,411	2004	Jan. 2014
Industrial facility in Göppingen, Germany	—	10,717	60,120	—	(23,016)	47,821	1930	Jan. 2014
Warehouse facilities in Bristol, Leeds, Liverpool, Luton, Newport, Plymouth, and Southampton, United Kingdom	—	1,062	23,087	—	(910)	23,239	Various	Oct. 2018
Warehouse facility in Gieten, Netherlands	—	—	15,258	—	(1,414)	13,844	1985	Oct. 2018
Warehouse facility in Oxnard, CA	—	—	10,960	—	(2,496)	8,464	1975	Oct. 2018
Industrial facilities in Bartow, FL; Momence, IL; Smithfield, NC; Hudson, NY; and Ardmore, OK	—	4,454	87,030	—	3,094	94,578	Various	Oct. 2018
Industrial facility in Countryside, IL	—	563	1,457	—	30	2,050	1981	Oct. 2018
Industrial facility in Clarksville, TN	2,421	1,680	10,180	—	(381)	11,479	1998	Oct. 2018
Warehouse facility in Houston, TX	—	—	5,977	—	(206)	5,771	1972	Oct. 2018
Warehouse in Chicago, IL	—	—	10,517	—	95	10,612	1942	Aug. 2022
Less: allowance for credit losses					(24,060)	(24,060)
	$2,421	$27,019	$312,099	$—	$(61,420)	$277,698

W. P. Carey 2024 10-K – 127

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(in thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Operating Real Estate – Hotels
Bloomington, MN	$—	$3,810	$29,126	$3,622	$7,090	$(314)	$3,874	$31,342	$8,118	$43,334	$17,120	2008	Jan. 2014	34 yrs.
Newark, NJ	—	4,912	5,581	—	88	—	4,912	5,581	88	10,581	1,886	1989	Sep. 2012	37 yrs.
San Diego, CA	—	3,898	33,729	—	153	—	3,898	33,729	153	37,780	11,302	1989	Sep. 2012	37 yrs.
Irvine, CA	—	3,720	24,983	—	243	—	3,720	24,983	243	28,946	8,907	1989	Sep. 2012	35 yrs.
Operating Real Estate – Student Housing Facilities
Austin, TX	—	12,994	60,006	—	70	—	12,994	60,033	43	73,070	3,640	2020	Aug. 2022	40 yrs.
Swansea, United Kingdom	—	—	32,884	—	59,827	7,138	—	99,849	—	99,849	5,324	2022	Aug. 2022	40 yrs.
Operating Real Estate – Self-Storage Facilities
Loves Park, IL	—	1,412	4,853	—	118	—	1,412	4,933	38	6,383	1,165	1997	Oct. 2018	40 yrs.
Cherry Valley, IL	—	1,339	4,160	—	26	—	1,339	4,167	19	5,525	951	1988	Oct. 2018	40 yrs.
Rockford, IL	—	695	3,873	—	134	—	695	3,992	15	4,702	836	1979	Oct. 2018	40 yrs.
Rockford, IL	—	87	785	—	—	—	87	785	—	872	146	1979	Oct. 2018	40 yrs.
Rockford, IL	—	454	4,724	—	70	—	454	4,767	27	5,248	812	1957	Oct. 2018	40 yrs.
Peoria, IL	—	444	4,944	—	240	—	444	5,166	18	5,628	1,295	1990	Oct. 2018	40 yrs.
East Peoria, IL	—	268	3,290	—	110	—	268	3,375	25	3,668	789	1986	Oct. 2018	40 yrs.
Loves Park, IL	—	721	2,973	—	45	—	721	3,014	4	3,739	638	1978	Oct. 2018	40 yrs.
Winder, GA	—	338	1,310	—	113	—	338	1,375	48	1,761	340	2006	Oct. 2018	40 yrs.
Winder, GA	—	821	3,180	—	47	—	821	3,202	25	4,048	728	2001	Oct. 2018	40 yrs.
St. Petersburg, FL	—	1,505	16,229	—	133	—	1,505	16,281	81	17,867	994	2007	Aug. 2022	40 yrs.
Corpus Christi, TX	—	904	10,779	—	181	—	904	10,915	45	11,864	681	1998	Aug. 2022	40 yrs.
Palm Desert, CA	—	1,036	22,714	—	90	—	1,036	22,784	20	23,840	1,381	2006	Aug. 2022	40 yrs.
Kailua-Kona, HI	—	1,425	12,267	—	80	—	1,425	12,332	15	13,772	754	1991	Aug. 2022	40 yrs.
Miami, FL	—	3,680	7,215	—	737	—	3,680	7,926	26	11,632	542	1986	Aug. 2022	40 yrs.
Columbia, SC	—	2,481	5,217	—	60	—	2,481	5,259	18	7,758	319	1988	Aug. 2022	40 yrs.
Kailua-Kona, HI	—	2,889	16,397	—	238	—	2,889	16,544	91	19,524	1,027	2004	Aug. 2022	40 yrs.
Pompano Beach, FL	2,774	1,227	10,897	—	301	—	1,227	11,110	88	12,425	689	1992	Aug. 2022	40 yrs.
Jensen Beach, FL	5,120	1,544	15,841	—	270	—	1,544	16,058	53	17,655	982	1989	Aug. 2022	40 yrs.
Dickinson, TX	5,894	1,952	8,826	—	100	—	1,952	8,882	44	10,878	543	2001	Aug. 2022	40 yrs.
Humble, TX	4,614	813	6,459	—	126	—	813	6,472	113	7,398	398	2009	Aug. 2022	40 yrs.
Temecula, CA	5,953	2,368	20,802	—	52	—	2,368	20,845	9	23,222	1,263	2006	Aug. 2022	40 yrs.
Cumming, GA	2,619	655	10,455	—	20	—	655	10,455	20	11,130	637	1994	Aug. 2022	40 yrs.
Naples, FL	9,823	6,826	20,254	—	342	—	6,826	20,544	52	27,422	1,310	1974	Aug. 2022	40 yrs.
Valrico, FL	5,507	1,423	11,316	—	32	—	1,423	11,333	15	12,771	690	2009	Aug. 2022	40 yrs.

W. P. Carey 2024 10-K – 128

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(in thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Tallahassee, FL	4,918	1,534	14,416	—	117	—	1,534	14,497	36	16,067	882	1999	Aug. 2022	40 yrs.
Sebastian, FL	1,786	529	7,917	—	82	—	529	7,995	4	8,528	488	1986	Aug. 2022	40 yrs.
Lady Lake, FL	3,944	928	11,881	—	26	—	928	11,886	21	12,835	721	2010	Aug. 2022	40 yrs.
Panama City Beach, FL	2,620	736	7,581	—	62	—	736	7,622	21	8,379	461	1997	Aug. 2022	40 yrs.
Hesperia, CA	—	1,416	18,691	—	74	—	1,416	18,751	14	20,181	1,138	2004	Aug. 2022	40 yrs.
Hesperia, CA	—	699	12,896	—	189	—	699	13,077	8	13,784	803	1985	Aug. 2022	40 yrs.
Highland, CA	—	1,465	11,966	—	104	—	1,465	12,043	27	13,535	735	2003	Aug. 2022	40 yrs.
Lancaster, CA	—	598	12,100	—	8	—	598	12,108	—	12,706	732	1989	Aug. 2022	40 yrs.
Rialto, CA	—	3,502	16,924	—	128	—	3,502	16,944	108	20,554	1,034	2007	Aug. 2022	40 yrs.
Lilburn, GA	2,337	1,555	6,225	—	164	—	1,555	6,360	29	7,944	395	1998	Aug. 2022	40 yrs.
Stockbridge GA	1,623	308	7,238	—	45	—	308	7,268	15	7,591	449	2003	Aug. 2022	40 yrs.
Louisville, KY	6,600	3,115	13,908	—	161	—	3,115	14,037	32	17,184	898	1998	Aug. 2022	40 yrs.
St. Peters, MO	2,308	386	5,521	—	112	—	386	5,605	28	6,019	358	1991	Aug. 2022	40 yrs.
Crystal Lake, IL	2,629	1,325	6,056	—	6	—	1,325	6,060	2	7,387	367	1977	Aug. 2022	40 yrs.
Las Vegas, NV	6,363	717	20,963	—	317	—	717	21,207	73	21,997	1,295	1996	Aug. 2022	40 yrs.
Panama City Beach, FL	6,168	666	17,086	—	88	—	666	17,116	58	17,840	1,046	2008	Aug. 2022	40 yrs.
Sarasota, FL	5,201	1,076	13,597	—	112	—	1,076	13,643	66	14,785	831	2003	Aug. 2022	40 yrs.
Sarasota, FL	3,803	638	10,175	—	79	—	638	10,221	33	10,892	624	2001	Aug. 2022	40 yrs.
Leesburg, FL	2,406	1,272	5,888	—	53	—	1,272	5,921	20	7,213	362	1988	Aug. 2022	40 yrs.
Palm Bay, FL	7,152	2,814	21,425	—	120	—	2,814	21,513	32	24,359	1,304	2000	Aug. 2022	40 yrs.
Houston, TX	4,616	1,878	8,719	—	249	—	1,878	8,957	11	10,846	541	1971	Aug. 2022	40 yrs.
Hudson, FL	3,251	669	6,092	—	68	—	669	6,111	49	6,829	378	2008	Aug. 2022	40 yrs.
Las Vegas, NV	2,341	918	12,355	—	114	—	918	12,464	5	13,387	771	1984	Aug. 2022	40 yrs.
Las Vegas, NV	2,210	829	11,275	—	83	—	829	11,316	42	12,187	692	1987	Aug. 2022	40 yrs.
Ithaca, NY	2,296	890	4,484	—	15	—	890	4,484	15	5,389	274	1988	Aug. 2022	40 yrs.
Kissimmee, FL	—	626	13,147	—	60	—	626	13,162	45	13,833	801	2015	Aug. 2022	40 yrs.
El Paso, TX	3,711	2,126	5,628	—	90	—	2,126	5,716	2	7,844	349	1983	Aug. 2022	40 yrs.
El Paso, TX	2,547	1,053	4,583	—	31	—	1,053	4,601	13	5,667	281	1980	Aug. 2022	40 yrs.
El Paso, TX	3,618	994	7,451	—	211	—	994	7,655	7	8,656	462	1980	Aug. 2022	40 yrs.
El Paso, TX	3,635	1,295	6,318	—	129	—	1,295	6,440	7	7,742	387	1986	Aug. 2022	40 yrs.
El Paso, TX	1,431	587	3,121	—	105	—	587	3,206	20	3,813	197	1985	Aug. 2022	40 yrs.
El Paso, TX	3,725	1,143	5,894	—	199	—	1,143	6,090	3	7,236	368	1980	Aug. 2022	40 yrs.
Fernandina Beach, FL	7,281	2,664	25,000	—	96	—	2,664	25,068	28	27,760	1,519	1986	Aug. 2022	40 yrs.
Kissimmee, FL	3,454	2,149	6,223	—	250	—	2,149	6,450	23	8,622	403	1981	Aug. 2022	40 yrs.

W. P. Carey 2024 10-K – 129

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(in thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Houston, TX	2,762	1,350	6,257	—	179	—	1,350	6,404	32	7,786	384	1998	Aug. 2022	40 yrs.
Houston, TX	2,962	1,112	8,044	—	123	—	1,112	8,125	42	9,279	499	2001	Aug. 2022	40 yrs.
Portland, OR	6,359	994	10,176	—	19	—	994	10,194	1	11,189	616	2000	Aug. 2022	40 yrs.
Greensboro, NC	4,043	1,389	15,175	—	415	—	1,389	15,474	116	16,979	973	1953	Aug. 2022	40 yrs.
Avondale, LA	3,428	1,154	9,090	—	5	—	1,154	9,090	5	10,249	550	2008	Aug. 2022	40 yrs.
Washington, D.C.	—	3,371	13,655	—	152	—	3,371	13,807	—	17,178	830	1962	Aug. 2022	40 yrs.
Kissimmee, FL	—	1,770	7,034	—	62	—	1,770	7,067	29	8,866	431	2000	Aug. 2022	40 yrs.
Milford, MA	—	951	11,935	—	12	—	951	11,935	12	12,898	724	2003	Aug. 2022	40 yrs.
Millsboro, DE	—	1,180	14,286	—	9	—	1,180	14,295	—	15,475	864	2001	Aug. 2022	40 yrs.
New Castle, DE	—	1,110	15,787	—	—	—	1,110	15,787	—	16,897	955	2005	Aug. 2022	40 yrs.
Rehoboth, DE	—	1,565	18,284	—	30	—	1,565	18,284	30	19,879	1,109	1999	Aug. 2022	40 yrs.
Chicago, IL	—	787	4,931	—	172	—	787	5,063	40	5,890	325	1990	Aug. 2022	40 yrs.
Gilroy, CA	—	3,058	13,014	—	72	—	3,058	13,066	20	16,144	797	1999	Aug. 2022	40 yrs.
Little Rock, AR	—	1,703	4,358	—	3,345	—	1,703	7,693	10	9,406	228	1996	Jun. 2023	40 yrs.
Houston, TX	—	3,701	8,945	—	143	—	3,701	9,056	32	12,789	312	2006	Aug. 2023	40 yrs.
Knoxville, TN	—	3,783	5,913	—	39	—	3,783	5,929	23	9,735	159	2008	Dec. 2023	40 yrs.
Springfield, TN	—	1,587	3,651	—	47	—	1,587	3,683	15	5,285	98	1989	Dec. 2023	40 yrs.
Bastrop, TX	—	2,772	9,055	—	7	—	2,772	9,055	7	11,834	237	2020	Dec. 2023	40 yrs.
Dayton, OH	—	1,729	5,291	—	15	—	1,729	5,306	—	7,035	49	1978	Aug. 2024	40 yrs.
	$165,832	$144,807	$963,694	$3,622	$79,729	$6,824	$144,871	$1,042,940	$10,865	$1,198,676	$100,575
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
(c)Excludes (i) gross lease intangible assets of $2.8 billion and the related accumulated amortization of $1.4 billion, (ii) gross lease intangible liabilities of $198.0 million and the related accumulated amortization of $78.1 million, (iii) net investments in sales-type leases of $36.9 million, (iv) sale-leasebacks classified as loans receivable of $451.8 million, (v) secured loans receivable of $31.9 million (as disclosed in Schedule IV – Mortgage Loans on Real Estate), and (vi) real estate under construction of $56.0 million.
(d)A reconciliation of real estate and accumulated depreciation follows:

W. P. Carey 2024 10-K – 130

W. P. CAREY INC.
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Real Estate Subject to Operating Leases
	Years Ended December 31,
	2024	2023	2022
Beginning balance	$12,049,896	$13,316,632	$11,677,185
Acquisitions	991,404	984,283	997,937
Dispositions	(354,456)	(256,339)	(165,516)
Foreign currency translation adjustment	(237,200)	132,686	(269,272)
Reclassification from direct financing leases	120,921	25,460	67,001
Reclassification from equity method investments	84,396	—	—
Reclassification from real estate under construction	83,373	40,479	147,982
Reclassification from operating real estate	48,370	—	—
Capital improvements	46,184	54,667	29,419
Impairment charges	(36,851)	(17,885)	(36,624)
Reclassification to sales-type lease	(9,210)	(662,674)	—
Derecognition through the Spin-Off	—	(1,299,400)	—
Reclassification to operating real estate	—	(221,028)	—
Reclassification to assets held for sale	—	(46,985)	(13,093)
Acquisitions through CPA:18 Merger	—	—	881,613
Ending balance	$12,786,827	$12,049,896	$13,316,632

	Reconciliation of Accumulated Depreciation for Real Estate Subject to Operating Leases
	Years Ended December 31,
	2024	2023	2022
Beginning balance	$1,509,730	$1,672,091	$1,448,020
Depreciation expense	292,770	326,719	298,972
Dispositions	(73,297)	(58,861)	(47,463)
Foreign currency translation adjustment	(27,239)	14,192	(26,400)
Reclassification to sales-type lease	(2,386)	(156,461)	—
Reclassification from operating real estate	2,314	—	—
Derecognition through the Spin-Off	—	(214,977)	—
Reclassification to operating real estate	—	(56,434)	—
Reclassification to assets held for sale	—	(16,539)	(1,038)
Ending balance	$1,701,892	$1,509,730	$1,672,091

	Reconciliation of Operating Real Estate
	Years Ended December 31,
	2024	2023	2022
Beginning balance	$1,254,719	$1,077,326	$83,673
Reclassification to operating leases	(48,370)	—	—
Dispositions	(21,638)	(124,237)	—
Acquisitions	7,020	45,469	—
Capital improvements	4,702	4,593	1,146
Reclassification from real estate under construction	3,719	25,452	66,820
Foreign currency translation adjustment	(1,476)	5,088	3,526
Reclassification from operating leases	—	221,028	—
Acquisitions through CPA:18 Merger	—	—	922,161
Ending balance	$1,198,676	$1,254,719	$1,077,326

W. P. Carey 2024 10-K – 131

	Reconciliation of Accumulated Depreciation for Operating Real Estate
	Years Ended December 31,
	2024	2023	2022
Beginning balance	$80,057	$28,295	$16,750
Depreciation expense	28,752	29,840	11,541
Dispositions	(5,826)	(34,580)	—
Reclassification to operating leases	(2,314)	—	—
Foreign currency translation adjustment	(94)	68	4
Reclassification from operating leases	—	56,434	—
Ending balance	$100,575	$80,057	$28,295

At December 31, 2024, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $16.1 billion.

W. P. Carey 2024 10-K – 132

W. P. CAREY INC.
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2024
(dollars in thousands)

	Interest Rate	Final Maturity Date	Carrying Amount
Description
Financing agreement — Las Vegas retail	8.0%	Dec. 2025	$16,811
Financing agreement — Las Vegas mixed use	7.6%	Nov. 2025	15,045
			$31,856

	Reconciliation of Mortgage Loans on Real Estate
	Years Ended December 31,
	2024	2023	2022
Beginning balance	$11,250	$39,250	$24,143
Funding of secured loans receivable (Note 7)	31,856
Repayments	(24,000)	(28,000)	(34,000)
Gain on repayment of secured loan receivable	10,650	—	10,613
Change in allowance for credit losses (Note 7)	2,100	—	10,494
Acquisition through CPA:18 Merger (Note 7)	—	—	28,000
Ending balance	$31,856	$11,250	$39,250

W. P. Carey 2024 10-K – 133

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2024 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, at December 31, 2024, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and in connection therewith, PricewaterhouseCoopers LLP has issued an attestation report on the Company’s effectiveness of internal controls over financial reporting as of December 31, 2024, as stated in their report in Item 8.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 2024 10-K – 134

Item 9B. Other Information.

During the three months ended December 31, 2024, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

W. P. Carey 2024 10-K – 135

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

W. P. Carey 2024 10-K – 136

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) and (2) — Financial statements and schedules: see index to financial statements and schedules included in Item 8.

(3) Exhibits:

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement of W. P. Carey Inc. dated June 15, 2017	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 16, 2017
3.2	Fifth Amended and Restated Bylaws of W. P. Carey Inc. dated June 15, 2017	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 16, 2017
4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
4.2	Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 14, 2014
4.3	Fourth Supplemental Indenture, dated as of September 12, 2016, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 12, 2016
4.4	Form of Note representing $350 Million Aggregate Principal Amount of 4.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 12, 2016
4.5	Indenture, dated as of November 8, 2016, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Automatic shelf registration statement on Form S-3 (File No. 333-233159) filed August 9, 2019
4.6	Second Supplemental Indenture dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 6, 2018
4.7	Form of Note representing €500 Million Aggregate Principal Amount of 2.125% Senior Notes due 2027	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 6, 2018
4.8	Third Supplemental Indenture dated as of October 9, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed October 9, 2018
4.9	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 9, 2018

W. P. Carey 2024 10-K – 137

Exhibit No.	Description	Method of Filing
4.10	Fifth Supplemental Indenture, dated June 14, 2019, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 10-Q filed August 2, 2019
4.11	Form of Note representing $325 Million Aggregate Principal Amount of 3.850% Senior Notes due 2029	Incorporated by reference to Exhibit 4.2 to Current Report on Form 10-Q filed August 2, 2019
4.12	Fourth Supplemental Indenture, dated as of September 19, 2019, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 19, 2019
4.13	Form of Note representing €500 Million Aggregate Principal Amount of 1.350% Senior Notes due 2028	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed September 19, 2019
4.14	Description of Securities Registered under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.22 to Annual Report on Form 10-K for the year ended December 31, 2019 filed February 21, 2020
4.15	Sixth Supplemental Indenture, dated October 14, 2020, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 14, 2020
4.16	Form of Note representing $500 Million Aggregate Principal Amount of 2.400% Senior Notes due 2031	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed October 14, 2020
4.17	Seventh Supplemental Indenture, dated February 25, 2021, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 25, 2021
4.18	Form of Note representing $425 Million Aggregate Principal Amount of 2.250% Senior Notes Due 2033	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 25, 2021
4.19	Fifth Supplemental Indenture dated as of March 8, 2021, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 8, 2021
4.20	Form of Note representing €525 Million Aggregate Principal Amount of 0.950% Senior Notes Due 2030	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 8, 2021
4.21	Eighth Supplemental Indenture, dated October 15, 2021, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference Exhibit 4.2 to Current Report on Form 8-K filed October 15, 2021
4.22	Form of Note representing $350 Million Aggregate Principal Amount of 2.450% Senior Notes due 2032	Incorporated by reference Exhibit 4.3 to Current Report on Form 8-K filed October 15, 2021
4.23	Form of Note Representing €150,000,000 Aggregate Principal Amount of 3.41% Senior Notes due 2029	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed November 4, 2022
4.24	Form of Note Representing €200,000,000 Aggregate Principal Amount of 3.70% Senior Notes due 2032	Incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q filed November 4, 2022
4.25	Ninth Supplemental Indenture dated as of May 16, 2024, by and between W. P. Carey Inc., as issuer, and U.S. Bank Trust Company, National Association, as trustee.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed May 16, 2024

W. P. Carey 2024 10-K – 138

Exhibit No.	Description	Method of Filing
4.26	Form of Note representing €650 Million Aggregate Principal Amount of 4.250% Senior Notes due 2032	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 16, 2024
4.27	Tenth Supplemental Indenture dated June 28, 2024, by and between W. P. Carey Inc., as issuer, and U.S. Bank Trust Company, National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed June 28, 2024
4.28	Form of Note representing $400 Million Aggregate Principal Amount of 5.375% Senior Notes due 2032	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed June 28, 2024
4.29	Eleventh Supplemental Indenture dated as of November 19, 2024, by and between W. P. Carey Inc., as issuer, and U.S. Bank Trust Company, National Association, as trustee.	Incorporated by Reference to Exhibit 4.3 to Current Report on Form 8-K filed November 19, 2024
4.30	Form of Note representing €600 Million Aggregate Principal Amount of 3.700% Senior Notes due 2034	Incorporated by Reference to Exhibit 4.1 to Current Report on Form 8-K filed November 19, 2024
10.1†	W. P. Carey Inc. 1997 Share Incentive Plan, as amended	Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.2†	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) Long-Term Incentive Program as amended and restated effective as of September 28, 2012	Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.3†	W. P. Carey Inc. Amended and Restated Deferred Compensation Plan for Employees	Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.4†	Amended and Restated W. P. Carey Inc. 2009 Share Incentive Plan	Incorporated by reference to Appendix A of Schedule 14A filed April 30, 2013
10.5†	2017 Annual Incentive Compensation Plan	Incorporated by reference to Exhibit A of Schedule 14A filed April 11, 2017
10.6†	2017 Share Incentive Plan	Incorporated by reference to Exhibit B of Schedule 14A filed April 11, 2017
10.7†	Form of Share Option Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-8 filed June 27, 2017
10.8†	Form of Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-8 filed June 27, 2017
10.9†	Form of Restricted Share Unit Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-8 filed June 27, 2017
10.10†	Form of Long-Term Performance Share Unit Award Agreement pursuant to the W. P. Carey Inc. 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 filed June 27, 2017
10.11†	Form of Non-Employee Director Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8, filed June 27, 2017

W. P. Carey 2024 10-K – 139

Exhibit No.	Description	Method of Filing
10.12†	W. P. Carey Inc. 2009 Non-Employee Directors’ Incentive Plan	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
10.13†	W. P. Carey Inc. Non-Employee Director Stock Election Plan	Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 filed November 20, 2023
10.14†	Amended & Restated 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.4 to the Form S-8 filed June 14, 2024
10.15*	Loan Agreement, dated September 20, 2023, by and among JPMorgan Chase Bank, N.A. and the borrowers named therein	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 21, 2023
10.16*	Mezzanine Loan Agreement, dated September 20, 2023, between NLO Mezzanine Borrower and JPMorgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed September 21, 2023
10.17*	Fifth Amended and Restated Credit Agreement, dated as of December 14, 2023, among W. P. Carey Inc., each Designated Borrower from time to time party thereto, certain Subsidiaries identified therein, as Guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated by referenced to Exhibit 10.1 to Current Report on Form 8-K filed December 18, 2023
10.18	First Amendment, dated as of September 20, 2024, to Fifth Amended and Restated Credit Agreement, dated as of December 14, 2023, entered into among W. P. Carey Inc., as Parent Borrower, the Lenders party thereto, and JP Morgan Chase Bank, as administrative agent	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed October 30, 2024
10.19	Agency Agreement dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2017
10.20	Agency Agreement dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 6, 2018
10.21	Agency Agreement dated as of October 9, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 9, 2018
10.22	Agency Agreement dated as of March 8, 2021, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 8, 2021

W. P. Carey 2024 10-K – 140

Exhibit No.	Description	Method of Filing
10.23	Equity Sales Agreement, dated May 2, 2022, by and among W. P. Carey Inc. and each of Barclays Capital Inc., BMO Capital Markets Corp., BNY Mellon Capital Markets, LLC, BofA Securities, Inc., BTIG, LLC, Capital One Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC, JMP Securities LLC, J.P. Morgan Securities LLC, RBC Capital Markets, LLC, Regions Securities LLC, Scotia Capital (USA) Inc., and Wells Fargo Securities, LLC, as agents, and each of Barclays Bank PLC, Bank of Montreal, The Bank of New York Mellon, Bank of America, N.A., Jefferies LLC, JPMorgan Chase Bank, National Association, Regions Securities LLC, Royal Bank of Canada, The Bank of Nova Scotia and Wells Fargo Bank, National Association, as forward purchasers	Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K, filed May 3, 2022
10.24	Form of Forward Confirmation	Incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K, filed May 3, 2022
10.25	Note Purchase Agreement, dated August 31, 2022, by and among W. P. Carey Inc. and the purchasers listed in the purchaser schedule thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 1, 2022
10.26	Separation and Distribution Agreement, dated October 31, 2023, between W. P. Carey Inc. and Net Lease Office Properties	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 2, 2023
10.27*	Tax Matters Agreement, dated October 31, 2023, between W. P. Carey Inc. and Net Lease Office Properties	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 2, 2023
10.28*	Advisory Agreement, dated November 1, 2023, between W. P. Carey & Co. B.V. and Net Lease Office Properties	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 2, 2023
10.29*	Advisory Agreement, dated November 1, 2023, between W. P. Carey Management LLC and Net Lease Office Properties	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed November 7, 2023
18.1	Preferability letter of Independent Registered Public Accounting Firm	Incorporated by reference to Exhibit 18.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 5, 2013
19.1	W. P. Carey Inc. Statement of Policy Concerning Securities Trading	Filed herewith
21.1	List of Registrant Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

W. P. Carey 2024 10-K – 141

Exhibit No.	Description	Method of Filing
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
97.1	Clawback Policy	Incorporated by reference to Exhibit 97.1 to Annual Report on Form 10-K for the year ended December 31, 2023 filed February 9, 2024
99.1	Director and Officer Indemnification Policy	Incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith
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

W. P. Carey 2024 10-K – 142

Item 16. Form 10-K Summary.

None.

W. P. Carey 2024 10-K – 143

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.

Date:	February 12, 2025	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason E. Fox	Chief Executive Officer and Director	February 12, 2025
Jason E. Fox	(Principal Executive Officer)

/s/ ToniAnn Sanzone	Chief Financial Officer	February 12, 2025
ToniAnn Sanzone	(Principal Financial Officer)

/s/ Brian Zander	Chief Accounting Officer	February 12, 2025
Brian Zander	(Principal Accounting Officer)

/s/ Christopher J. Niehaus	Chair of the Board and Director	February 12, 2025
Christopher J. Niehaus

/s/ Mark A. Alexander	Director	February 12, 2025
Mark A. Alexander

/s/ Constantin H. Beier	Director	February 12, 2025
Constantin H. Beier

/s/ Tonit M. Calaway	Director	February 12, 2025
Tonit M. Calaway

/s/ Peter J. Farrell	Director	February 12, 2025
Peter J. Farrell

/s/ Robert J. Flanagan	Director	February 12, 2025
Robert J. Flanagan

/s/ Rhonda O. Gass	Director	February 12, 2025
Rhonda O. Gass

/s/ Margaret G. Lewis	Director	February 12, 2025
Margaret G. Lewis

/s/ Elisabeth T. Stheeman	Director	February 12, 2025
Elisabeth T. Stheeman

W. P. Carey 2024 10-K – 144