Form 10-Q
period 2025-03-31
W. P. Carey Inc.
filed 2025-04-30
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 218,976,223 shares of common stock, $0.001 par value, outstanding at April 25, 2025.

W. P. Carey 3/31/2025 10-Q – 1

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

These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to fluctuating interest rates, the impact of inflation and tariffs on our tenants and us, the effects of pandemics and global outbreaks of contagious diseases, and domestic or geopolitical crises, such as terrorism, military conflict, war or the perception that hostilities may be imminent, political instability or civil unrest, or other conflict, could also have material adverse effects on our business, financial condition, liquidity, results of operations, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report, as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 12, 2025 (the “2024 Annual Report”). Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

W. P. Carey 3/31/2025 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Investments in real estate:
Land, buildings and improvements — net lease and other	$13,114,194	$12,842,869
Land, buildings and improvements — operating properties	1,202,920	1,198,676
Net investments in finance leases and loans receivable	866,949	798,259
In-place lease intangible assets and other	2,338,805	2,297,572
Above-market rent intangible assets	671,887	665,495
Investments in real estate	18,194,755	17,802,871
Accumulated depreciation and amortization	(3,367,408)	(3,222,396)
Assets held for sale, net	12,139	—
Net investments in real estate	14,839,486	14,580,475
Equity method investments	304,838	301,115
Cash and cash equivalents	187,809	640,373
Other assets, net	1,000,675	1,045,218
Goodwill	974,497	967,843
Total assets (a)	$17,307,305	$17,535,024
Liabilities and Equity
Debt:
Senior unsecured notes, net	$6,211,918	$6,505,907
Unsecured term loans, net	1,113,910	1,075,826
Unsecured revolving credit facility	205,129	55,448
Non-recourse mortgages, net	335,345	401,821
Debt, net	7,866,302	8,039,002
Accounts payable, accrued expenses and other liabilities	605,618	596,994
Below-market rent intangible liabilities, net	114,414	119,831
Deferred income taxes	154,888	147,461
Dividends payable	199,160	197,612
Total liabilities (a)	8,940,382	9,100,900
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 218,975,748 and 218,848,844 shares, respectively, issued and outstanding	219	219
Additional paid-in capital	11,792,420	11,805,179
Distributions in excess of accumulated earnings	(3,276,497)	(3,203,974)
Deferred compensation obligation	96,952	78,503
Accumulated other comprehensive loss	(250,731)	(250,232)
Total stockholders’ equity	8,362,363	8,429,695
Noncontrolling interests	4,560	4,429
Total equity	8,366,923	8,434,124
Total liabilities and equity	$17,307,305	$17,535,024
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.
W. P. Carey 3/31/2025 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues
Real Estate:
Lease revenues	$353,768	$322,251
Income from finance leases and loans receivable	17,458	25,793
Operating property revenues	33,094	36,643
Other lease-related income	3,121	2,155
	407,441	386,842
Investment Management:
Asset management revenue	1,350	1,893
Other advisory income and reimbursements	1,067	1,063
	2,417	2,956
	409,858	389,798
Operating Expenses
Depreciation and amortization	129,607	118,768
General and administrative	26,967	27,868
Reimbursable tenant costs	17,092	12,973
Operating property expenses	16,544	17,950
Property expenses, excluding reimbursable tenant costs	11,706	12,173
Stock-based compensation expense	9,148	8,856
Impairment charges — real estate	6,854	—
Merger and other expenses	556	4,452
	218,474	203,040
Other Income and Expenses
Interest expense	(68,804)	(68,651)
Gain on sale of real estate, net	43,777	15,445
Other gains and (losses)	(42,197)	13,839
Non-operating income	7,910	15,505
Earnings from equity method investments	5,378	4,864
	(53,936)	(18,998)
Income before income taxes	137,448	167,760
Provision for income taxes	(11,632)	(8,674)
Net Income	125,816	159,086
Net loss attributable to noncontrolling interests	8	137
Net Income Attributable to W. P. Carey	$125,824	$159,223

Basic Earnings Per Share	$0.57	$0.72
Diluted Earnings Per Share	$0.57	$0.72
Weighted-Average Shares Outstanding
Basic	220,401,156	220,031,597
Diluted	220,720,310	220,129,870

See Notes to Consolidated Financial Statements.
W. P. Carey 3/31/2025 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net Income	$125,816	$159,086
Other Comprehensive (Loss) Income
Unrealized (loss) gain on derivative instruments	(12,473)	6,432
Foreign currency translation adjustments	12,163	(4,338)
	(310)	2,094
Comprehensive Income	125,506	161,180

Amounts Attributable to Noncontrolling Interests
Net loss	8	137
Foreign currency translation adjustments	(189)	257
Comprehensive (income) loss attributable to noncontrolling interests	(181)	394
Comprehensive Income Attributable to W. P. Carey	$125,325	$161,574

See Notes to Consolidated Financial Statements.
W. P. Carey 3/31/2025 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2025	218,848,844	$219	$11,805,179	$(3,203,974)	$78,503	$(250,232)	$8,429,695	$4,429	$8,434,124
Shares issued upon delivery of vested restricted share awards	126,904	—	(5,207)				(5,207)		(5,207)
Amortization of stock-based compensation expense			9,148				9,148		9,148
Deferral of vested shares, net			(17,186)		17,186		—		—
Dividends declared ($0.890 per share)			486	(198,347)	1,263		(196,598)		(196,598)
Net income				125,824			125,824	(8)	125,816
Distributions to noncontrolling interests							—	(50)	(50)
Other comprehensive loss:
Unrealized loss on derivative instruments						(12,473)	(12,473)		(12,473)
Foreign currency translation adjustments						11,974	11,974	189	12,163
Balance at March 31, 2025	218,975,748	$219	$11,792,420	$(3,276,497)	$96,952	$(250,731)	$8,362,363	$4,560	$8,366,923

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2024	218,671,874	$219	$11,784,461	$(2,891,424)	$62,046	$(254,867)	$8,700,435	$6,562	$8,706,997
Shares issued upon delivery of vested restricted share awards	152,033	—	(6,861)				(6,861)		(6,861)
Amortization of stock-based compensation expense			8,856				8,856		8,856
Deferral of vested shares, net			(14,557)		14,557		—		—
Dividends declared ($0.865 per share)			1,049	(193,884)	1,888		(190,947)		(190,947)
Net income				159,223			159,223	(137)	159,086
Distributions to noncontrolling interests							—	(50)	(50)
Other comprehensive income:
Unrealized gain on derivative instruments						6,432	6,432		6,432
Foreign currency translation adjustments						(4,081)	(4,081)	(257)	(4,338)
Balance at March 31, 2024	218,823,907	$219	$11,772,948	$(2,926,085)	$78,491	$(252,516)	$8,673,057	$6,118	$8,679,175

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2025 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows — Operating Activities
Net income	$125,816	$159,086
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	134,521	123,487
Gain on sale of real estate, net	(43,777)	(15,445)
Net realized and unrealized losses on equity securities, extinguishment of debt, foreign currency exchange rate movements, and other	29,944	674
Straight-line rent adjustments	(21,537)	(20,044)
Increase (decrease) in allowance for credit losses	12,331	(4,003)
Stock-based compensation expense	9,148	8,856
Impairment charges — real estate	6,854	—
Distributions of earnings from equity method investments	5,870	3,687
Earnings from equity method investments	(5,378)	(4,864)
Amortization of rent-related intangibles and deferred rental revenue	1,276	4,142
Deferred income tax benefit	(782)	(1,373)
Gain on repayment of secured loan receivable	—	(10,650)
Proceeds from sales of net investments in sales-type leases	16,282	807,544
Net changes in other operating assets and liabilities	2,645	(15,550)
Net Cash Provided by Operating Activities	273,213	1,035,547
Cash Flows — Investing Activities
Purchases of real estate	(176,927)	(193,744)
Proceeds from sales of real estate	110,437	60,868
Investments in loans receivable	(93,206)	(83,731)
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(27,193)	(19,557)
Value added taxes refunded in connection with acquisition of real estate	17,128	4,504
Value added taxes paid in connection with acquisition of real estate	(6,698)	(27,197)
Other investing activities, net	5,659	(693)
Purchase of equity method investment	(5,000)	—
Return of capital from equity method investments	3,100	413
Capital contributions to equity method investments	(1,170)	(1,835)
Proceeds from repayment of loans receivable	—	24,000
Net Cash Used in Investing Activities	(173,870)	(236,972)
Cash Flows — Financing Activities
Proceeds from Unsecured Revolving Credit Facility	591,044	637,587
Repayment of Senior Unsecured Notes	(450,000)	—
Repayments of Unsecured Revolving Credit Facility	(443,243)	(740,453)
Dividends paid	(195,050)	(190,331)
Repayments of term loans	(90,224)	—
Proceeds from term loans	86,224	—
Payments of mortgage principal	(72,323)	(69,276)
Payments for withholding taxes upon delivery of equity-based awards	(5,207)	(6,862)
Other financing activities, net	(2,034)	(9,653)
Payment of financing costs	(331)	—
Distributions to noncontrolling interests	(50)	(50)
Net Cash Used in Financing Activities	(581,194)	(379,038)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	8,779	(7,485)
Net (decrease) increase in cash and cash equivalents and restricted cash	(473,072)	412,052
Cash and cash equivalents and restricted cash, beginning of period	690,701	691,971
Cash and cash equivalents and restricted cash, end of period	$217,629	$1,104,023
See Notes to Consolidated Financial Statements.
W. P. Carey 3/31/2025 10-Q – 7

W. P. CAREY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business and Organization

W. P. Carey Inc. (“W. P. Carey” or the “Company”) is a REIT that, together with our consolidated subsidiaries, invests primarily in operationally-critical, single-tenant commercial real estate properties located in the United States and Northern and Western Europe that are leased on a long-term basis. We earn revenue principally by leasing the properties we own to companies on a triple-net lease basis, which generally requires each tenant to pay the costs associated with operating and maintaining the property.

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

Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Northern and Western Europe, which are leased to companies on a triple-net lease basis. At March 31, 2025, our portfolio was comprised of our full or partial ownership interests in 1,614 properties, totaling approximately 177 million square feet, substantially all of which were net leased to 366 tenants, with a weighted-average lease term of 12.3 years and an occupancy rate of 98.3%. In addition, at March 31, 2025, our portfolio was comprised of 84 operating properties, including 78 self-storage properties, four hotels, and two student housing properties, totaling approximately 6.4 million square feet.

We operate as one reportable segment. Our business is characterized as investing primarily in operationally-critical, single-tenant commercial real estate properties that are principally leased on a long-term basis. These economic characteristics are similar across various property types, geographic locations, and industries in which our tenants operate and therefore considered one operating segment. Our consolidated operating results, including net income, are regularly reviewed, in the aggregate, by our chief operating decision maker (“CODM”) to evaluate performance and allocate resources, which can be found on our consolidated financial statements.

Our revenues are largely derived from the long-term leases that we execute with tenants. These revenues are classified as either Lease revenues (Note 4) or Income from finance leases and loans receivable (Note 5) in accordance with ASC 842, Leases.

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

Note 2. Basis of Presentation

Basis of Presentation

Our interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a complete statement of our consolidated financial position, results of operations, and cash flows in accordance with generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2024, which are included in the 2024 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

W. P. Carey 3/31/2025 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)
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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a VIE and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. There have been no significant changes in our VIE policies from what was disclosed in the 2024 Annual Report.

During the three months ended March 31, 2025, we had a net increase of one entity classified as a VIE, primarily due to entering into a tax-deferred like-kind exchange under Section 1031 of the Internal Revenue Code (“1031 Exchange”) that has not yet been completed.

At March 31, 2025 and December 31, 2024, we considered 15 and 14 entities, respectively, to be VIEs, of which we consolidated ten and nine, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	March 31, 2025	December 31, 2024
Land, buildings and improvements — net lease and other	$543,941	$468,484
Net investments in finance leases and loans receivable	144,103	144,103
In-place lease intangible assets and other	90,614	67,764
Above-market rent intangible assets	3,914	3,757
Accumulated depreciation and amortization	(22,696)	(19,391)
Total assets	767,601	671,402

Non-recourse mortgages, net	$51,604	$47,853
Below-market rent intangible liabilities, net	25	25
Total liabilities	92,494	72,521

At both March 31, 2025 and December 31, 2024, our five unconsolidated VIEs included our interests in (i) two unconsolidated real estate investments, which we account for under the equity method of accounting (we do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities), (ii) two unconsolidated investments in equity securities, which we accounted for as investments in shares of the entities at fair value, and (iii) one construction loan investment, which we accounted for as a secured loan receivable. As of March 31, 2025, and December 31, 2024, the net carrying amount of our investments in these entities was $578.6 million and $576.2 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

Revenue Recognition

There have been no significant changes in our policies for revenue from contracts under Accounting Standards Codification (“ASC”) 606 from what was disclosed in the 2024 Annual Report. ASC 606 does not apply to our lease revenues, which constitute a majority of our revenues, but primarily applies to (i) revenues generated from our hotel operating properties and (ii) investment management revenues. Revenue from contracts primarily represented hotel operating property revenues of $8.2 million and $10.2 million for the three months ended March 31, 2025 and 2024, respectively, generated from five hotels located in the United States (one of which was sold during the second quarter of 2024). Investment management revenue from contracts under ASC 606 is discussed in Note 3.

W. P. Carey 3/31/2025 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)
Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$187,809	$640,373
Restricted cash (a)	29,820	50,328
Total cash and cash equivalents and restricted cash	$217,629	$690,701
__________
(a)Restricted cash is included within Other assets, net on our consolidated balance sheets. The amount as of December 31, 2024 included $14.6 million of proceeds from certain dispositions, which were held by an intermediary and were designated for future 1031 Exchange transactions.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to annually (i) disclose specific categories in the rate reconciliation disclosure and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pre-tax income or loss by the applicable statutory income tax rate). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Note 3. Agreements and Transactions with Related Parties

Advisory Agreements with NLOP and CESH

We currently have advisory arrangements with Net Lease Office Properties (“NLOP”) and Carey European Student Housing Fund I, L.P. (“CESH”), pursuant to which we earn fees and are entitled to receive reimbursement for certain administrative expenses.

The following tables present a summary of revenue earned and reimbursable costs received/accrued from NLOP and CESH for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2025	2024
Asset management revenue (a) (b)	$1,350	$1,893
Administrative reimbursements (a) (c)	1,000	1,000
Reimbursable costs from affiliates (a) (c)	67	63
	$2,417	$2,956

	Three Months Ended March 31,
	2025	2024
NLOP	$2,260	$2,804
CESH	157	152
	$2,417	$2,956
__________
(a)Amounts represent revenues from contracts under ASC 606.
(b)Included within Asset management revenue in the consolidated statements of income.
(c)Included within Other advisory income and reimbursements in the consolidated statements of income.

W. P. Carey 3/31/2025 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)
The following table presents a summary of amounts due from affiliates, which are included within Other assets, net in the consolidated financial statements (in thousands):

	March 31, 2025	December 31, 2024
Asset management fees receivable	$507	$554
Accounts receivable	443	462
Reimbursable costs	62	73
	$1,012	$1,089

Asset Management Revenue

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

Other Transactions with Affiliates and Related Parties

Other

At March 31, 2025, we owned interests in seven jointly owned investments in real estate, with the remaining interests held by third parties. We consolidate four such investments and account for the remaining three investments under the equity method of accounting (Note 7). In addition, we owned limited partnership units of CESH at that date. We elected to account for our investment in CESH under the fair value option (Note 7).

Note 4. Land, Buildings and Improvements, and Assets Held for Sale

Land, Buildings and Improvements — Net Lease and Other

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	March 31, 2025	December 31, 2024
Land	$2,471,041	$2,398,409
Buildings and improvements	10,576,891	10,388,418
Real estate under construction	66,262	56,042
Less: Accumulated depreciation	(1,785,988)	(1,701,892)
	$11,328,206	$11,140,977

W. P. Carey 3/31/2025 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)
During the three months ended March 31, 2025, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro increased by 4.1% to $1.0815 from $1.0389. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements — net lease and other increased by $144.4 million from December 31, 2024 to March 31, 2025.

In connection with changes in lease classifications due to extensions of the underlying leases, we reclassified two properties with an aggregate carrying value of $8.3 million from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other during the three months ended March 31, 2025 (Note 5).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $75.3 million and $71.6 million for the three months ended March 31, 2025 and 2024, respectively.

Acquisitions of Real Estate

During the three months ended March 31, 2025, we entered into the following investments, which were deemed to be real estate asset acquisitions (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs
Various, United States (a)	59	2/26/2025	Industrial, Warehouse	$136,022
Various, United States (b)	4	3/3/2025	Retail	8,474
Mishawaka, Indiana	1	3/26/2025	Specialty (Healthcare)	31,762
	64			$176,258
__________
(a)This investment includes properties located across 13 U.S. states.
(b)This investment includes properties located across three U.S. states.

The aggregate purchase price allocation for investments disclosed above is as follows (dollars in thousands):

Total Capitalized Costs
Land	$46,049
Buildings and improvements	122,420
Intangible assets:
In-place lease (weighted-average expected life of 18.7 years)	31,505
Prepaid rent liabilities	(23,716)
$176,258

Real Estate Under Construction — Net Lease and Operating Properties

During the three months ended March 31, 2025, we capitalized real estate under construction totaling $15.0 million. The number of construction projects in progress with balances included in real estate under construction was six and four as of March 31, 2025 and December 31, 2024, respectively. Aggregate unfunded commitments totaled approximately $102.1 million and $72.1 million as of March 31, 2025 and December 31, 2024, respectively.

During the three months ended March 31, 2025, we committed to fund three construction projects totaling $45.2 million. We currently expect to complete these projects in 2025 and 2026.

Capitalized interest incurred during construction was $0.2 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively, which reduces Interest expense in the consolidated statements of income.

W. P. Carey 3/31/2025 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)
Dispositions of Properties

During the three months ended March 31, 2025, we sold seven properties, which were classified as Land, buildings and improvements — net lease and other. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $66.6 million from December 31, 2024 to March 31, 2025 (Note 14).

Other Lease-Related Income

2025 — For the three months ended March 31, 2025, other lease-related income on our consolidated statements of income included: (i) lease termination income of $1.7 million and (ii) other lease-related settlements totaling $1.0 million.

2024 — For the three months ended March 31, 2024, other lease-related income on our consolidated statements of income included other lease-related settlements totaling $1.8 million.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Lease income — fixed	$314,084	$286,174
Lease income — variable (a)	39,684	36,077
Total operating lease income	$353,768	$322,251
__________
(a)Includes (i) rent increases based on changes in the U.S. Consumer Price Index (CPI) and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

Land, Buildings and Improvements — Operating Properties

At both March 31, 2025 and December 31, 2024, Land, buildings and improvements — operating properties consisted of our investments in 78 consolidated self-storage properties, four consolidated hotels, and two consolidated student housing properties. Below is a summary of our Land, buildings and improvements — operating properties (in thousands):

	March 31, 2025	December 31, 2024
Land	$144,871	$144,871
Buildings and improvements	1,058,049	1,053,805
Less: Accumulated depreciation	(107,751)	(100,575)
	$1,095,169	$1,098,101

During the three months ended March 31, 2025, the U.S. dollar weakened against the British pound sterling, resulting in an increase of $3.1 million in the carrying value of our Land, buildings and improvements — operating properties from December 31, 2024 to March 31, 2025.

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements attributable to operating properties was $7.0 million and $7.3 million for the three months ended March 31, 2025 and 2024, respectively.

W. P. Carey 3/31/2025 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)
Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	March 31, 2025	December 31, 2024
Land, buildings and improvements — net lease and other	$12,869	$—
In-place lease intangible assets and other	8,033	—
Above-market rent intangible assets	763	—
Accumulated depreciation and amortization	(9,526)	—
Assets held for sale, net	$12,139	$—

At March 31, 2025, we had three properties classified as Assets held for sale, net (which were leased to our tenant, Hellweg Die Profi-Baumärkte GmbH & Co. KG (“Hellweg”)), with an aggregate carrying value of $12.1 million. These properties were sold in April 2025 (Note 15).

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in finance leases and loans receivable (net of allowance for credit losses). Operating leases are not included in finance receivables.

Finance Receivables

Net investments in finance leases and loans receivable are summarized as follows (in thousands):

	Maturity Date	March 31, 2025	December 31, 2024
Sale-leaseback transactions accounted for as loans receivable (a)	2038 – 2054	$547,469	$451,813
Net investments in direct financing leases (b)	2026 – 2036	269,537	277,698
Secured loans receivable (c)	2025	32,663	31,857
Net investments in sales-type leases (d)	2025	17,280	36,891
		$866,949	$798,259
__________
(a)These investments are accounted for as loans receivable in accordance with ASC 310, Receivables and ASC 842, Leases. Maturity dates reflect the current lease maturity dates. Amounts are net of allowance for credit losses of $19.7 million and $14.3 million as of March 31, 2025 and December 31, 2024, respectively.
(b)Amounts are net of allowance for credit losses, as disclosed below under Net Investments in Direct Financing Leases.
(c)These investments are assessed for credit loss allowances but no such allowances were recorded as of March 31, 2025 or December 31, 2024.
(d)Amounts are net of allowance for credit losses, as disclosed below under Net Investments in Sales-Type Leases.

During the three months ended March 31, 2025, the U.S. dollar weakened against the euro, resulting in a $13.8 million increase in the carrying value of Net investments in finance leases and loans receivable from December 31, 2024 to March 31, 2025.

Income from finance leases and loans receivable is summarized as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Sale-leaseback transactions accounted for as loans receivable	$8,867	$3,901
Net investments in direct financing leases	7,677	8,929
Secured loans receivable	607	1,965
Net investments in sales-type leases	307	10,998
	$17,458	$25,793

W. P. Carey 3/31/2025 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)
Loans Receivable

During the three months ended March 31, 2025, we entered into the following sale-leaseback, which was deemed to be a loan receivable in accordance with ASC 310, Receivables and ASC 842, Leases (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Investment
Blytheville, Arkansas (a)	1	3/27/2025	Industrial	$91,910
	1			$91,910
__________
(a)In connection with this acquisition, we capitalized (i) land lease right-of-use assets totaling $1.5 million, which are included within In-place lease intangible assets and other on our consolidated balance sheets, and (ii) operating lease liabilities totaling $1.5 million, which are included within Accounts payable, accrued expenses and other liabilities on our consolidated balance sheets.

At March 31, 2025, the following construction loans are accounted for as secured loan receivables for accounting purposes in accordance with the acquisition, development and construction arrangement sub-section of ASC 310, Receivables (dollars in thousands):

Location/Description	Funded Year to Date	Expected Funding Completion Date	Total Funded as of
			March 31, 2025	December 31, 2024
Las Vegas, Nevada (retail) (a)	$45	Dec. 2025	$16,856	$16,811
Las Vegas, Nevada (mixed use) (b)	761	Nov. 2025	15,807	15,046
	$806		$32,663	$31,857
__________
(a)In April 2025, we funded $0.2 million for this construction loan (Note 15).
(b)In April 2025, we funded $0.3 million for this construction loan (Note 15).

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

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	March 31, 2025	December 31, 2024
Lease payments receivable	$169,166	$178,639
Unguaranteed residual value	254,044	273,502
	423,210	452,141
Less: unearned income	(141,234)	(150,383)
Less: allowance for credit losses (a)	(12,439)	(24,060)
	$269,537	$277,698
__________
(a)During the three months ended March 31, 2025 and 2024, we recorded a net allowance for credit losses of $3.1 million and a net release of allowance for credit losses of $7.1 million, respectively, on our net investments in direct financing leases due to changes in expected economic conditions, which was included within Other gains and (losses) in our consolidated statements of income. In addition, during the three months ended March 31, 2025, we reduced the allowance for credit losses balance by $14.7 million, in connection with the reclassification of certain properties from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other, as described below.

W. P. Carey 3/31/2025 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)
During the three months ended March 31, 2025, we reclassified two properties with an aggregate carrying value of $8.3 million from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other in connection with changes in lease classifications due to extensions of the underlying leases.

Net Investments in Sales-Type Leases

During the three months ended March 31, 2025, we completed the sale of two properties located in the Netherlands to the tenant occupying the properties, which was accounted for as net investments in sales-type leases and included in Net investments in finance leases and loans receivable. As a result, the carrying value of Net investments in finance leases and loans receivable decreased by $16.6 million from December 31, 2024 to March 31, 2025 (Note 14). We had previously entered into an agreement to sell the properties to the tenant occupying the properties during the third quarter of 2024. We recognized an aggregate Gain on sale of real estate, net, of $6.4 million during the three months ended September 30, 2024, related to this transaction.

Prior to the reclassifications of certain properties to net investments in sales-type leases, earnings from such investments were recognized in Lease revenues in the consolidated financial statements.

Net investments in sales-type leases is summarized as follows (in thousands):

	March 31, 2025	December 31, 2024
Lease payments receivable (a)	$21,100	$36,938
	21,100	36,938
Less: unearned income	—	(47)
Less: allowance for credit losses (a)	(3,820)	—
	$17,280	$36,891
__________
(a)In aggregate, these amounts reflect estimated purchase price and total rents owed.

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both March 31, 2025 and December 31, 2024, no material balances of our finance receivables were past due. Other than the lease extensions noted under Net Investments in Direct Financing Leases above, there were no material modifications of finance receivables during the three months ended March 31, 2025.

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

A summary of our finance receivables by internal credit quality rating, excluding our allowance for credit losses, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
1 – 3	16	18	$552,510	$575,361
4	8	7	350,431	254,864
5	—	1	—	6,411
			$902,941	$836,636

W. P. Carey 3/31/2025 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)
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

Net lease intangibles recorded in connection with property acquisitions during the three months ended March 31, 2025 are described in Note 4.

Goodwill increased by $6.7 million during the three months ended March 31, 2025 due to foreign currency translation adjustments.

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$3,019	$(1,139)	$1,880	$2,778	$(999)	$1,779
	3,019	(1,139)	1,880	2,778	(999)	1,779
Lease Intangibles:
In-place lease	2,194,827	(980,126)	1,214,701	2,157,163	(938,574)	1,218,589
Above-market rent	671,887	(493,543)	178,344	665,495	(481,355)	184,140
	2,866,714	(1,473,669)	1,393,045	2,822,658	(1,419,929)	1,402,729
Goodwill
Goodwill	974,497	—	974,497	967,843	—	967,843
Total intangible assets	$3,844,230	$(1,474,808)	$2,369,422	$3,793,279	$(1,420,928)	$2,372,351

Finite-Lived Intangible Liabilities
Below-market rent	$(197,969)	$83,555	$(114,414)	$(197,971)	$78,140	$(119,831)
Total intangible liabilities	$(197,969)	$83,555	$(114,414)	$(197,971)	$78,140	$(119,831)

During the three months ended March 31, 2025, the U.S. dollar weakened against the euro, resulting in an increase of $15.0 million in the carrying value of our net intangible assets from December 31, 2024 to March 31, 2025.

Net amortization of intangibles, including the effect of foreign currency translation, was $48.0 million and $42.6 million for the three months ended March 31, 2025 and 2024, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of internal-use software development and in-place lease intangibles is included in Depreciation and amortization.

Note 7. Equity Method Investments

Interests in Unconsolidated Real Estate Investments and CESH

We own interests in certain unconsolidated real estate investments with third parties and in CESH. There have been no significant changes in our equity method investment policies from what was disclosed in the 2024 Annual Report.

W. P. Carey 3/31/2025 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
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

The following table sets forth our ownership interests in our equity method investments and their respective carrying values (dollars in thousands):

		Carrying Value at
Lessee/Fund/Description	Ownership Interest	March 31, 2025	December 31, 2024
Las Vegas Retail Complex (a) (b)	47.50%	$250,783	$248,972
Kesko Senukai (c)	70.00%	28,851	26,773
Harmon Retail Corner (b)	15.00%	24,075	24,169
CESH (d)	2.43%	1,129	1,201
		$304,838	$301,115
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

We received aggregate distributions of $9.0 million and $4.1 million from our unconsolidated real estate investments for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025 and December 31, 2024, the aggregate unamortized basis differences on our unconsolidated real estate investments were $16.2 million and $16.5 million, respectively. We did not receive distributions from CESH during the three months ended March 31, 2025 and 2024.

Las Vegas Retail Complex

On June 10, 2021, we entered into an agreement to fund a construction loan of approximately $261.9 million (as of March 31, 2025) for a retail complex in Las Vegas, Nevada. Through March 31, 2025, we funded $248.9 million, including $1.2 million during the three months ended March 31, 2025. During the three months ended March 31, 2025, $5.0 million of this construction loan was repaid to us (which is included in the aggregate distributions from our unconsolidated real estate investments describe above). The outstanding principal on this loan was $243.9 million as of March 31, 2025. In April 2025, we funded $2.0 million for this construction loan (Note 15).

On February 27, 2025, we exercised our option to purchase a 47.50% ownership interest in the partnership that owns the Las Vegas Retail Complex for $5.0 million. Effective as of that date, we began recognizing our proportionate share of revenues and expenses from this jointly owned investment.

Equity income from this investment (including interest income from the construction loan and our proportionate share of earnings from the 47.50% equity interest) was $4.3 million and $3.1 million for the three months ended March 31, 2025 and 2024, respectively, which was recognized within Earnings from equity method investments in our consolidated statements of income.

W. P. Carey 3/31/2025 10-Q – 18

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

Derivative Assets and Liabilities — Our derivative assets and liabilities, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are comprised of foreign currency collars, interest rate swaps, and interest rate caps (Note 9).

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

Investment in Shares of Lineage — We have elected to apply the measurement alternative under ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10) to account for our investment in 5,546,547 shares of Lineage (a cold storage REIT), which is included in Other assets, net in the consolidated financial statements. Under this alternative, the carrying value is adjusted for any impairments or changes in fair value resulting from observable transactions for similar or identical investments in the issuer. We classified this investment as Level 2 within the fair value hierarchy because shares of Lineage are actively traded on an open market, and we make an adjustment to the value of our investment based on the promote value that the sponsor of our investment is entitled to. Since we were a legacy investor in Lineage prior to their public offering completed in July 2024, our ownership interest is subject to settlement at the discretion of Lineage over a three-year period, during which we will have the option to settle our investment in the form of cash or common stock. If our investment is not settled by Lineage during the three-year period, our investment will convert to common shares.

During the three months ended March 31, 2025 and 2024, we recognized dividends of $2.8 million and $3.0 million, respectively, from our investment in shares of Lineage, which was recorded within Non-operating income in the consolidated financial statements. The fair value of this investment was $270.8 million and $270.9 million at March 31, 2025 and December 31, 2024, respectively.

Other than the transfer of our investment in shares of Lineage from Level 3 to Level 2 noted above, we did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the three months ended March 31, 2025 or 2024. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

W. P. Carey 3/31/2025 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)
Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		March 31, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2 and 3	$6,211,918	$5,893,750	$6,505,907	$6,232,889
Non-recourse mortgages, net (a) (b) (d)	3	335,345	335,430	401,821	400,508
__________
(a)The carrying value of Senior Unsecured Notes, net (Note 10) includes unamortized deferred financing costs of $29.3 million and $30.2 million at March 31, 2025 and December 31, 2024, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $0.5 million at both March 31, 2025 and December 31, 2024.
(b)The carrying value of Senior Unsecured Notes, net includes unamortized discount of $29.2 million and $29.9 million at March 31, 2025 and December 31, 2024, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $3.8 million and $4.4 million at March 31, 2025 and December 31, 2024, respectively.
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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility and Unsecured Term Loan due 2029 (Note 10), but excluding finance receivables (Note 5), had fair values that approximated their carrying values at both March 31, 2025 and December 31, 2024.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. There have been no significant changes in our impairment policies from what was disclosed in the 2024 Annual Report.

The following tables present information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended March 31,
	2025		2024
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$11,640	$6,854	$—	$—
		$6,854		$—

Impairment charges, and their related triggering events and fair value measurements, recognized during the three months ended March 31, 2025 were as follows (we did not incur any impairment charges during the three months ended March 31, 2024):

Real Estate

The impairment charges described below are reflected within Impairment charges — real estate in our consolidated statements of income.

W. P. Carey 3/31/2025 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)
2025 — During the three months ended March 31, 2025, we recognized an impairment charge of $6.9 million on one property in order to reduce its carrying value to its estimated fair value, which approximated its estimated selling price.

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

Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2024 Annual Report. At both March 31, 2025 and December 31, 2024, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Foreign currency collars	Other assets, net	$9,555	$21,556	$—	$—
Interest rate swaps	Other assets, net	789	250	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(1,267)	(50)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(762)	(848)
		10,344	21,806	(2,029)	(898)
Derivatives Not Designated as Hedging Instruments
Foreign currency collars	Other assets, net	220	1,696	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(264)	—
		220	1,696	(264)	—
Total derivatives		$10,564	$23,502	$(2,293)	$(898)

W. P. Carey 3/31/2025 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)
The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (a)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2025	2024
Foreign currency collars	$(13,218)	$5,328
Interest rate swaps	680	1,630
Total	$(12,538)	$6,958

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2025	2024
Foreign currency collars	Non-operating income	$3,814	$2,189
Interest rate swaps	Interest expense	48	828
Total		$3,862	$3,017
__________
(a)Excludes net gains of less than $0.1 million and net losses of $0.5 million recognized on unconsolidated jointly owned investments for the three months ended March 31, 2025 and 2024, respectively.

Amounts reported in Other comprehensive (loss) income related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Non-operating income when the hedged foreign currency contracts are settled. As of March 31, 2025, we estimate that an additional $0.6 million and $5.5 million will be reclassified as Interest expense and Non-operating income, respectively, during the next 12 months.

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2025	2024
Foreign currency collars	Non-operating income	$(1,255)	$928
Interest rate swaps	Interest expense	(68)	(860)
Derivatives Not in Cash Flow Hedging Relationships
Foreign currency collars	Other gains and (losses)	(1,740)	492
Total		$(3,063)	$560

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

W. P. Carey 3/31/2025 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)
The interest rate swaps that our consolidated subsidiaries had outstanding at March 31, 2025 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2025 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	4	530,614	EUR	$(230)
Interest rate swap	1	11,595	USD	181
Interest rate swaps	2	270,000	GBP	76
				$27
__________
(a)Fair value amounts are based on the exchange rate of the euro at March 31, 2025, as applicable.

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

The following table presents the foreign currency collars that we had outstanding at March 31, 2025 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2025
Designated as Cash Flow Hedging Instruments
Foreign currency collars	48	287,000	EUR	$7,815
Foreign currency collars	15	9,540	GBP	473
Not Designated as Cash Flow Hedging Instruments
Foreign currency collars	6	42,000	EUR	(44)
				$8,244

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2025. At March 31, 2025, our total credit exposure and the maximum exposure to any single counterparty was $9.8 million and $1.9 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At March 31, 2025, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $2.3 million and $0.9 million at March 31, 2025 and December 31, 2024, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at March 31, 2025 or December 31, 2024, we could have been required to settle our obligations under these agreements at their aggregate termination value of $2.3 million and $0.9 million, respectively.

W. P. Carey 3/31/2025 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)
Net Investment Hedges

Certain borrowings under our Senior Unsecured Notes, Unsecured Revolving Credit Facility, and Unsecured Term Loans (all as defined in Note 10) denominated in euro, British pounds sterling, or Japanese yen are designated as, and are effective as, economic hedges of our net investments in foreign entities.

Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our designated borrowings under our euro-denominated senior notes and changes in the value of our euro, Japanese yen, and British pound sterling borrowings under our Senior Unsecured Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. Such (losses) gains related to non-derivative net investment hedges were $(160.5) million and $88.4 million for the three months ended March 31, 2025 and 2024, respectively.

Note 10. Debt

Term Loan Agreement

On March 31, 2025, we refinanced our €500.0 million term loan (our “Unsecured Term Loan due 2029”), extending the maturity date by three years to April 24, 2029, with an option to extend the term loan by up to an additional year, subject to certain customary conditions. Pursuant to the credit agreement, the Unsecured Term Loan due 2029 borrowing rate at March 31, 2025 was 80 basis points over EURIBOR. In conjunction with the refinancing of the Unsecured Term Loan due 2029, we executed variable-to-fixed interest rate swaps that fix the floating rate component of the per annum interest rate at 2.00% through the end of 2027, for a total annual interest rate of approximately 2.80% as of March 31, 2025 (inclusive of the current spread). The Unsecured Term Loan due 2029 is incorporated into the Senior Unsecured Credit Facility, which is described below.

Senior Unsecured Credit Facility

As of both March 31, 2025 and December 31, 2024, we had a multi-currency senior unsecured credit facility, comprised of (i) a $2.0 billion unsecured revolving credit facility maturing on February 14, 2029 (our “Unsecured Revolving Credit Facility”), (ii) a £270.0 million term loan maturing on February 14, 2028 (our “GBP Term Loan due 2028”), and (iii) a €215.0 million term loan maturing on February 14, 2028 (our “EUR Term Loan due 2028”). We have an option to extend each of these term loans by up to an additional year, subject to certain customary conditions. The GBP Term Loan due 2028 borrowing rate at March 31, 2025 was 80 basis points over SONIA. On March 31, 2025, we executed variable-to-fixed interest rate swaps that fix the floating rate component of the per annum interest rate on our GBP Term Loan due 2028 at 3.92% through the end of 2027, for a total per annum interest rate of approximately 4.72% as of March 31, 2025 (inclusive of the current spread). We refer to these term loans collectively as the “Unsecured Term Loans due 2028.” We refer to our Unsecured Term Loan due 2029 and Unsecured Term Loans due 2028 collectively as our “Unsecured Term Loans.” We refer to our Unsecured Revolving Credit Facility and our Unsecured Term Loans collectively as our “Senior Unsecured Credit Facility.”

As of March 31, 2025, the aggregate principal amount (of revolving and term loans) available under the Senior Unsecured Credit Facility was able to be increased up to an amount not to exceed the U.S. dollar equivalent of $4.35 billion, subject to the conditions to increase set forth in our credit agreement.

At March 31, 2025, our Unsecured Revolving Credit Facility had available capacity of approximately $1.8 billion (net of amounts reserved for standby letters of credit totaling $4.9 million). We currently incur an annual facility fee of 0.125% of the total commitment on our Unsecured Revolving Credit Facility based on (i) our credit ratings of BBB+ and Baa1 or (ii) the “Leverage Ratio” (as defined in the credit agreement for our Senior Unsecured Credit Facility), which is included within Interest expense in our consolidated statements of income.

W. P. Carey 3/31/2025 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)
The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

Senior Unsecured Credit Facility	Interest Rate at March 31, 2025 (a)	Maturity Date at March 31, 2025	Principal Outstanding Balance at
			March 31, 2025	December 31, 2024
Unsecured Term Loans: (b)
Unsecured Term Loan due 2029 — borrowing in euros (c)	2.80%	4/24/2029	$540,750	$519,450
GBP Term Loan due 2028 — borrowing in British pounds sterling (d)	4.72%	2/14/2028	349,556	338,290
EUR Term Loan due 2028 — borrowing in euros (e)	EURIBOR + 0.80%	2/14/2028	232,523	223,363
			1,122,829	1,081,103
Unsecured Revolving Credit Facility:
Borrowing in U.S. dollars (f)	SOFR + 0.725%	2/14/2029	189,000	—
Borrowing in Japanese yen (g)	TIBOR + 0.725%	2/14/2029	16,129	15,354
Borrowing in British pounds sterling	N/A	2/14/2029	—	40,094
			205,129	55,448
			$1,327,958	$1,136,551
__________
(a)The applicable interest rate at March 31, 2025 was based on the credit ratings for our Senior Unsecured Notes of BBB+/Baa1 or our Leverage Ratio.
(b)Balance excludes unamortized discount of $8.4 million and $5.0 million at March 31, 2025 and December 31, 2024, respectively, and unamortized deferred financing costs of $0.5 million and $0.2 million at March 31, 2025 and December 31, 2024, respectively.
(c)Interest rate is subject to variable-to-fixed interest rate swaps that fix the floating rate component of the per annum interest rate at 2.00% through December 31, 2027. Upon maturity of the interest rate swaps, the Unsecured Term Loan due 2029 will be subject to a variable interest rate based on EURIBOR.
(d)Interest rate is subject to variable-to-fixed interest rate swaps that fix the floating rate component of the per annum interest rate at 3.92% through December 31, 2027. Upon maturity of the interest rate swaps, the GBP Term Loan due 2028 will be subject to a variable interest rate based on Sterling Overnight Index Average (SONIA).
(e)EURIBOR means Euro Interbank Offered Rate.
(f)SOFR means Secured Overnight Financing Rate.
(g)TIBOR means Tokyo Interbank Offered Rate.

W. P. Carey 3/31/2025 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)
Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $6.3 billion at March 31, 2025 (the “Senior Unsecured Notes”).

Interest on the Senior Unsecured Notes is payable annually or semi-annually in arrears. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 20 to 35 basis points (except for our 3.410% Senior Notes due 2029 and 3.700% Senior Notes due 2032, which are subject to different repayment provisions). The following table presents a summary of our Senior Unsecured Notes outstanding at March 31, 2025 (currency in thousands):

		Principal Amount	Coupon Rate	Maturity Date	Principal Outstanding Balance at
Senior Unsecured Notes, net (a)	Issue Date				March 31, 2025	December 31, 2024
4.000% Senior Notes due 2025 (b)	1/26/2015	$450,000	4.000%	2/1/2025	$—	$450,000
2.250% Senior Notes due 2026	10/9/2018	€500,000	2.250%	4/9/2026	540,750	519,450
4.250% Senior Notes due 2026	9/12/2016	$350,000	4.250%	10/1/2026	350,000	350,000
2.125% Senior Notes due 2027	3/6/2018	€500,000	2.125%	4/15/2027	540,750	519,450
1.350% Senior Notes due 2028	9/19/2019	€500,000	1.350%	4/15/2028	540,750	519,450
3.850% Senior Notes due 2029	6/14/2019	$325,000	3.850%	7/15/2029	325,000	325,000
3.410% Senior Notes due 2029	9/28/2022	€150,000	3.410%	9/28/2029	162,225	155,835
0.950% Senior Notes due 2030	3/8/2021	€525,000	0.950%	6/1/2030	567,788	545,422
2.400% Senior Notes due 2031	10/14/2020	$500,000	2.400%	2/1/2031	500,000	500,000
2.450% Senior Notes due 2032	10/15/2021	$350,000	2.450%	2/1/2032	350,000	350,000
4.250% Senior Notes due 2032	5/16/2024	€650,000	4.250%	7/23/2032	702,975	675,285
3.700% Senior Notes due 2032	9/28/2022	€200,000	3.700%	9/28/2032	216,300	207,780
2.250% Senior Notes due 2033	2/25/2021	$425,000	2.250%	4/1/2033	425,000	425,000
5.375% Senior Notes due 2034	6/28/2024	$400,000	5.375%	6/30/2034	400,000	400,000
3.700% Senior Notes due 2034	11/19/2024	€600,000	3.700%	11/19/2034	648,900	623,340
					$6,270,438	$6,566,012
__________
(a)Aggregate balance excludes unamortized deferred financing costs totaling $29.3 million and $30.2 million, and unamortized discount totaling $29.2 million and $29.9 million, at March 31, 2025 and December 31, 2024, respectively.
(b)In February 2025, we repaid our $450 million of 4.000% Senior Notes due 2025 at maturity.

Covenants

The credit agreements for our Senior Unsecured Credit Facility, each of the Senior Unsecured Notes, and certain of our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. There have been no significant changes in our debt covenants from what was disclosed in the 2024 Annual Report. We were in compliance with all of these covenants at March 31, 2025.

Non-Recourse Mortgages

At March 31, 2025, the weighted-average interest rate for our total non-recourse mortgage notes payable was 4.7% (all of which had fixed rates), with maturity dates ranging from May 2025 to February 2033.

Repayments

During the three months ended March 31, 2025, we repaid non-recourse mortgage loans at or close to maturity with an aggregate principal balance of approximately $69.8 million. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 4.3%.

W. P. Carey 3/31/2025 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)
Foreign Currency Exchange Rate Impact

During the three months ended March 31, 2025, the U.S. dollar weakened against the euro, resulting in an increase of $202.1 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2024 to March 31, 2025.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of March 31, 2025 are as follows (in thousands):

Years Ending December 31,	Total
2025 (remainder)	$150,934
2026	981,716
2027	550,697
2028	1,195,616
2029	1,244,804
Thereafter through 2034	3,814,150
Total principal payments	7,937,917
Unamortized discount, net	(41,351)
Unamortized deferred financing costs	(30,264)
Total	$7,866,302

Certain amounts in the table above are based on the applicable foreign currency exchange rate at March 31, 2025.

Note 11. Commitments and Contingencies

At March 31, 2025, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2024 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the three months ended March 31, 2025. We recorded stock-based compensation expense of $9.1 million and $8.9 million during the three months ended March 31, 2025 and 2024, respectively, which was included in Stock-based compensation expense in the consolidated financial statements.

W. P. Carey 3/31/2025 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)
Restricted and Conditional Awards

Nonvested restricted share awards (“RSAs”), restricted share units (“RSUs”), and performance share units (“PSUs”) at March 31, 2025 and changes during the three months ended March 31, 2025 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2025	559,603	$70.26	551,533	$101.20
Granted (a)	265,288	56.86	227,702	74.78
Vested (b)	(190,521)	72.65	(239,291)	113.26
Forfeited	(1,816)	63.18	(1,580)	91.82
Adjustment (c)	—	—	38,137	105.01
Nonvested at March 31, 2025 (d)	632,554	$63.88	576,501	$94.38
__________
(a)The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period. To estimate the fair value of PSUs granted during the three months ended March 31, 2025, we used a risk-free interest rate of 4.3%, an expected volatility rate of 21.5%, and assumed a dividend yield of zero.
(b)The grant date fair value of shares vested during the three months ended March 31, 2025 was $40.9 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At March 31, 2025 and December 31, 2024, we had an obligation to issue 1,604,382 and 1,391,456 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $97.0 million and $78.5 million, respectively.
(c)Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments at March 31, 2025 to reflect the number of shares expected to be issued when the PSUs vest.
(d)At March 31, 2025, total unrecognized compensation expense related to these awards was approximately $61.2 million, with an aggregate weighted-average remaining term of 2.1 years.

Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Net income — basic and diluted	$125,824	$159,223

Weighted-average shares outstanding — basic	220,401,156	220,031,597
Effect of dilutive securities	319,154	98,273
Weighted-average shares outstanding — diluted	220,720,310	220,129,870

For the three months ended March 31, 2025 and 2024, potentially dilutive securities excluded from the computation of diluted earnings per share were insignificant.

W. P. Carey 3/31/2025 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)
ATM Program and Forward Equity

On May 2, 2022, we established a continuous “at-the-market” offering program (“ATM Program”) with a syndicate of banks, pursuant to which shares of our common stock having an aggregate gross sales price of up to $1.0 billion may be sold (i) directly through or to the banks acting as sales agents or as principal for their own accounts or (ii) through or to participating banks or their affiliates acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. We did not issue any shares of our common stock pursuant to our ATM Program during the reporting period.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31, 2025
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$20,274	$(270,506)	$(250,232)
Other comprehensive income before reclassifications	(8,611)	12,163	3,552
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(3,814)	—	(3,814)
Interest expense	(48)	—	(48)
Total	(3,862)	—	(3,862)
Net current period other comprehensive loss	(12,473)	12,163	(310)
Net current period other comprehensive income attributable to noncontrolling interests	—	(189)	(189)
Ending balance	$7,801	$(258,532)	$(250,731)

	Three Months Ended March 31, 2024
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$9,650	$(264,517)	$(254,867)
Other comprehensive income before reclassifications	9,449	(4,338)	5,111
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(2,189)	—	(2,189)
Interest expense	(828)	—	(828)
Total	(3,017)	—	(3,017)
Net current period other comprehensive income	6,432	(4,338)	2,094
Net current period other comprehensive loss attributable to noncontrolling interests	—	257	257
Ending balance	$16,082	$(268,598)	$(252,516)

See Note 9 for additional information on our derivatives activity recognized within Other comprehensive (loss) income for the periods presented.

Dividends Declared

During the first quarter of 2025, our board of directors declared a quarterly dividend of $0.890 per share, which was paid on April 15, 2025 to stockholders of record as of March 31, 2025.

W. P. Carey 3/31/2025 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)
Note 13. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three months ended March 31, 2025 and 2024.

Certain of our subsidiaries have elected taxable REIT subsidiary (“TRS”) status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three months ended March 31, 2025 and 2024.

Current income tax expense was $12.4 million and $10.0 million for the three months ended March 31, 2025 and 2024, respectively. Deferred income tax benefit was $0.8 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively.

Note 14. Property Dispositions

All property dispositions are also discussed in Note 4 and Note 5.

2025 — During the three months ended March 31, 2025, we sold nine properties for total proceeds, net of selling costs, of $126.7 million and recognized a net gain on these sales totaling $43.8 million (inclusive of income taxes totaling less than $0.1 million recognized upon sale).

2024 — During the three months ended March 31, 2024, we sold 153 properties for total proceeds, net of selling costs, of $868.4 million and recognized a net gain on these sales totaling $15.4 million (inclusive of income taxes totaling $3.1 million recognized upon sale).

Note 15. Subsequent Events

Acquisitions

In April 2025, we completed two acquisitions totaling approximately $171.0 million. They are as follows:

•$42.9 million for a portfolio of four industrial facilities (three in Germany, one in Spain); and
•$128.0 million for a cold storage facility in Santa Fe Springs, California.

Construction Loan Funding

In April 2025, we funded construction loans totaling $2.5 million. They are as follows:

•$2.0 million for the Las Vegas Retail Complex, which is accounted for as an equity method investment (Note 7); and
•$0.5 million for construction loans accounted for as secured loans receivable (Note 5).

Dispositions

In April 2025, we sold four international properties for gross proceeds totaling approximately $23.0 million. Three of these properties were leased to our tenant, Hellweg, and held for sale as of March 31, 2025 (Note 4).
W. P. Carey 3/31/2025 10-Q – 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. This item also provides our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2024 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Refer to Item 1 of the 2024 Annual Report for a description of our business.

Financial Highlights

During the three months ended March 31, 2025, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•We acquired four investments totaling $268.2 million (Note 4, Note 5).
•We acquired a 47.50% ownership interest in the partnership that owns the Las Vegas Retail Complex for $5.0 million (Note 7). In addition, we funded approximately $1.2 million for a construction loan on this project during the three months ended March 31, 2025. Through March 31, 2025, we have funded $248.9 million (Note 7).
•We funded approximately $0.8 million for construction loans for retail projects in Las Vegas, Nevada, during the three months ended March 31, 2025. Through March 31, 2025, we have funded $32.7 million (Note 5).
•We committed to fund three construction projects totaling $45.2 million. We currently expect to complete these projects in 2025 and 2026 (Note 4).

Dispositions

•We disposed of nine properties for total proceeds, net of selling costs, of $126.7 million (Note 14).

Financing and Capital Markets Transactions

•In February 2025, we repaid our $450 million of 4.000% Senior Notes due 2025 at maturity (Note 10).
•On March 31, 2025, we refinanced our €500.0 million Unsecured Term Loan due 2029, extending the maturity date by three years to April 2029. In conjunction with this refinancing, we executed variable-to-fixed interest rate swaps that fix the floating rate component of the per annum interest rate at 2.00% through the end of 2027, for a total annual interest rate of approximately 2.80% as of March 31, 2025 (inclusive of the current spread) (Note 10).
•On March 31, 2025, we executed variable-to-fixed interest rate swaps that fix the floating rate component of the per annum interest rate on our £270.0 million GBP Term Loan due 2028 at 3.92% through the end of 2027, for a total per annum interest rate of approximately 4.72% as of March 31, 2025 (inclusive of the current spread) (Note 10).
•We repaid non-recourse mortgage debt outstanding totaling $69.8 million with a weighted-average interest rate of 4.3% (Note 10).

Dividends to Stockholders

In March 2025, we declared cash dividends totaling $0.890 per share (Note 12).

W. P. Carey 3/31/2025 10-Q – 31

Consolidated Results

(in thousands, except shares)

	Three Months Ended March 31,
	2025	2024
Total revenues	$409,858	$389,798

Net income attributable to W. P. Carey	125,824	159,223

Dividends declared	196,598	190,947

Net cash provided by operating activities (a)	273,213	1,035,547
Net cash used in investing activities	(173,870)	(236,972)
Net cash used in financing activities	(581,194)	(379,038)

Supplemental financial measures (b):
Adjusted funds from operations attributable to W. P. Carey (AFFO)	257,820	251,892

Diluted weighted-average shares outstanding	220,720,310	220,129,870
__________
(a)Amounts for the three months ended March 31, 2025 and 2024 include $16.3 million and $807.5 million, respectively, of proceeds from the sales of net investments in sales-type leases (U-Haul and State of Andalusia portfolios sold during the prior-year period) (Note 5). Such proceeds are included within Net cash provided by operating activities in accordance with ASC 842, Leases.
(b)We consider Adjusted funds from operations (“AFFO”), a supplemental measure that is not defined by GAAP (a “non-GAAP measure”), to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Revenues

Total revenues increased for the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to net investment activity and the impact of certain lease restructurings.

Net Income Attributable to W. P. Carey

Net income attributable to W. P. Carey decreased for the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to higher losses from remeasurement of foreign debt and a higher non-cash allowance for credit loss on finance leases and loans receivable, partially offset by higher gain on sale of real estate.

AFFO

AFFO increased for the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to the impact of net investment activity, rent escalations, and leasing activity, partially offset by lower interest income on cash deposits.

W. P. Carey 3/31/2025 10-Q – 32

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

Portfolio Summary

Net-leased Properties	March 31, 2025	December 31, 2024
ABR (in thousands)	$1,399,283	$1,337,172
Number of net-leased properties	1,614	1,555
Number of tenants	366	355
Total square footage (in thousands)	176,739	176,420
Occupancy	98.3%	98.6%
Weighted-average lease term (in years)	12.3	12.3

Operating Properties
Number of operating properties:	84	84
Number of self-storage operating properties	78	78
Number of hotel operating properties	4	4
Number of student housing operating properties	2	2
Occupancy (self-storage operating properties)	89.0%	89.6%

Number of countries	26	26
Total assets (in thousands)	$17,307,305	$17,535,024
Net investments in real estate (in thousands)	14,839,486	14,580,475

	Three Months Ended March 31,
	2025	2024
Acquisition volume (in millions) (a)	$275.1	$266.5
Construction projects completed (in millions)	—	14.7
Average U.S. dollar/euro exchange rate	1.0519	1.0858
Average U.S. dollar/British pound sterling exchange rate	1.2590	1.2681

_________
(a)Amounts for the three months ended March 31, 2025 and 2024 include $1.2 million and $1.8 million, respectively, of funding for a construction loan accounted for as an equity investment (Note 7). Amount for the three months ended March 31, 2025 includes $5.0 million to acquire a 47.50% ownership interest in that equity investment (Note 7). Amount for the three months ended March 31, 2025 includes $0.8 million of funding for two construction loans accounted for as secured loans receivable (Note 5). Amounts for the three months ended March 31, 2025 and 2024 include $91.9 million and $83.9 million, respectively, of sale-leasebacks classified as loans receivable (Note 5).

W. P. Carey 3/31/2025 10-Q – 33

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at March 31, 2025 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
Extra Space Storage, Inc.	Net lease self-storage properties in the U.S. leased to publicly traded self-storage REIT	39	$37,640	2.7%	24.4
Apotex Pharmaceutical Holdings Inc. (a)	Pharmaceutical R&D and manufacturing properties in the Greater Toronto Area leased to generic drug manufacturer	11	32,473	2.3%	18.0
Metro Cash & Carry Italia S.p.A. (b)	Business-to-business retail stores in Italy leased to cash and carry wholesaler	19	28,391	2.0%	4.9
Fortenova Grupa d.d. (b)	Grocery stores and one warehouse in Croatia leased to European food retailer	19	26,144	1.9%	9.1
Hellweg Die Profi-Baumärkte GmbH & Co. KG (b) (c)	Retail properties in Germany leased to German DIY retailer	34	25,798	1.8%	18.9
OBI Group (b)	Retail properties in Poland leased to German DIY retailer	26	25,258	1.8%	6.1
ABC Technologies Holdings Inc. (a) (d)	Automotive parts manufacturing properties in the U.S., Canada and Mexico leased to OEM supplier	23	24,978	1.8%	18.1
Fedrigoni S.p.A (b)	Industrial and warehouse facilities in Germany, Italy and Spain leased to global manufacturer of premium packaging and labels	16	23,100	1.7%	18.7
Nord Anglia Education, Inc.	K-12 private schools in Orlando, Miami and Houston leased to international day and boarding school operator	3	22,963	1.6%	18.5
Eroski Sociedad Cooperativa (b)	Grocery stores and warehouses in Spain leased to Spanish food retailer	63	21,972	1.6%	11.0
		253	$268,717	19.2%	15.2
__________
(a)ABR from these properties is denominated in U.S. dollars.
(b)ABR amounts are subject to fluctuations in foreign currency exchange rates.
(c)On March 28, 2025, we executed an agreement giving us the right to terminate the leases at (i) seven properties on September 15, 2025 with ABR totaling $4.8 million and (ii) five properties on September 15, 2026 with ABR totaling $3.3 million.
(d)Of the 23 properties leased to ABC Technologies Holdings Inc., nine are located in Canada, eight are located in the United States, and six are located in Mexico.

W. P. Carey 3/31/2025 10-Q – 34

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
Midwest
Illinois	$62,855	4.5%	9,945	5.6%
Ohio	42,707	3.0%	8,396	4.8%
Indiana	39,507	2.8%	6,162	3.5%
Michigan	28,024	2.0%	4,600	2.6%
Wisconsin	19,568	1.4%	3,340	1.9%
Other (b)	51,326	3.7%	7,227	4.1%
Total Midwest	243,987	17.4%	39,670	22.5%
South
Texas	85,530	6.1%	10,780	6.1%
Florida	39,702	2.8%	3,426	1.9%
Georgia	25,279	1.8%	4,378	2.5%
Tennessee	24,602	1.8%	4,004	2.3%
Alabama	23,966	1.7%	3,504	2.0%
Other (b)	26,374	1.9%	3,025	1.7%
Total South	225,453	16.1%	29,117	16.5%
East
North Carolina	42,775	3.0%	8,858	5.0%
Pennsylvania	32,412	2.3%	3,416	1.9%
Kentucky	29,225	2.1%	4,485	2.5%
New York	22,555	1.6%	2,284	1.3%
South Carolina	19,694	1.4%	4,485	2.5%
New Jersey	19,053	1.4%	955	0.6%
Massachusetts	16,623	1.2%	1,188	0.7%
Other (b)	34,782	2.5%	5,287	3.0%
Total East	217,119	15.5%	30,958	17.5%
West
California	63,109	4.5%	5,137	2.9%
Arizona	22,114	1.6%	2,372	1.3%
Nevada	17,578	1.3%	485	0.3%
Utah	14,700	1.0%	2,021	1.1%
Other (b)	51,571	3.7%	4,720	2.7%
Total West	169,072	12.1%	14,735	8.3%
United States Total	855,631	61.1%	114,480	64.8%
International
The Netherlands	62,349	4.5%	6,917	3.9%
Poland	60,778	4.3%	8,460	4.8%
Italy	59,871	4.3%	8,183	4.6%
Canada (c)	54,144	3.9%	5,449	3.1%
Germany	50,872	3.6%	5,795	3.3%
United Kingdom	50,768	3.6%	4,412	2.5%
Spain	36,375	2.6%	3,073	1.7%
Croatia	26,992	1.9%	2,063	1.2%
Denmark	25,433	1.8%	3,002	1.7%
France	23,043	1.7%	1,679	1.0%
Mexico (d)	21,716	1.6%	3,604	2.0%
Other (e)	71,311	5.1%	9,622	5.4%
International Total	543,652	38.9%	62,259	35.2%
Total	$1,399,283	100.0%	176,739	100.0%

W. P. Carey 3/31/2025 10-Q – 35

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$512,062	36.6%	77,414	43.8%
Warehouse	370,520	26.5%	65,585	37.1%
Retail (f)	314,405	22.5%	22,387	12.7%
Other (g)	202,296	14.4%	11,353	6.4%
Total	$1,399,283	100.0%	176,739	100.0%
__________
(a)Includes square footage for any vacant properties.
(b)Other properties within Midwest include assets in Minnesota, Iowa, Kansas, Missouri, Nebraska, South Dakota, and North Dakota. Other properties within South include assets in Arkansas, Louisiana, Oklahoma, and Mississippi. Other properties within East include assets in Virginia, Maryland, Connecticut, West Virginia, New Hampshire, and Maine. Other properties within West include assets in Oregon, Colorado, Washington, Montana, Hawaii, Idaho, Wyoming, and New Mexico.
(c)$48.9 million (90%) of ABR from properties in Canada is denominated in U.S. dollars, with the balance denominated in Canadian dollars.
(d)All ABR from properties in Mexico is denominated in U.S. dollars.
(e)Includes assets in Lithuania, Belgium, Hungary, Norway, Mauritius, Slovakia, Portugal, the Czech Republic, Austria, Sweden, Latvia, Japan, Finland, and Estonia.
(f)Includes automotive dealerships.
(g)Includes ABR from tenants within the following property types: education facility, specialty, self-storage (net lease), laboratory, research and development, hotel (net lease), office, and land.

W. P. Carey 3/31/2025 10-Q – 36

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type (a)	ABR	ABR Percent	Square Footage	Square Footage Percent
Food Retail	$139,931	10.0%	11,744	6.7%
Packaged Foods & Meats	113,745	8.1%	14,962	8.5%
Home Improvement Retail	99,412	7.1%	13,021	7.4%
Auto Parts & Equipment	78,286	5.6%	11,941	6.8%
Automotive Retail	74,617	5.3%	7,038	4.0%
Education Services	59,066	4.2%	2,778	1.6%
Pharmaceuticals	46,863	3.3%	3,076	1.7%
Air Freight & Logistics	42,850	3.1%	7,075	4.0%
Trading Companies & Distributors	42,526	3.0%	9,780	5.5%
Self-Storage REITs	37,640	2.7%	2,824	1.6%
Diversified Support Services	35,475	2.5%	3,266	1.9%
Building Products	35,011	2.5%	7,643	4.3%
Other Specialty Retail	31,710	2.3%	3,936	2.2%
Industrial Machinery	31,181	2.2%	5,045	2.9%
Metal & Glass Containers	30,208	2.2%	4,301	2.4%
Construction Materials	23,123	1.7%	3,781	2.1%
Paper Products	23,100	1.7%	4,458	2.5%
Construction Machinery	18,405	1.3%	2,528	1.4%
Leisure Facilities	17,583	1.3%	645	0.4%
Diversified Metals	16,992	1.2%	3,622	2.1%
Consumer Staples Merchandise Retail	16,924	1.2%	1,456	0.8%
Specialized Consumer Services	16,305	1.2%	571	0.3%
Commodity Chemicals	16,133	1.2%	2,493	1.4%
Specialty Chemicals	15,773	1.1%	2,725	1.5%
Hotels & Resorts	15,473	1.1%	1,073	0.6%
Other (62 industries, each <1% ABR) (b)	320,951	22.9%	44,957	25.4%
Total	$1,399,283	100.0%	176,739	100.0%
__________
(a)Industry classification is based on the Global Industry Classification Standard (GICS) framework.
(b)Includes square footage for vacant properties.

W. P. Carey 3/31/2025 10-Q – 37

Lease Expirations
(in thousands, except percentages, number of leases, and number of tenants)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
Remaining 2025	14	12	$17,456	1.3%	2,458	1.4%
2026	25	24	40,847	2.9%	5,959	3.4%
2027	45	28	63,900	4.6%	7,236	4.1%
2028	44	27	59,162	4.2%	5,340	3.0%
2029	59	32	73,378	5.2%	8,484	4.8%
2030	35	30	38,875	2.8%	3,874	2.2%
2031	44	25	83,715	6.0%	10,112	5.7%
2032	45	24	47,809	3.4%	6,080	3.4%
2033	32	25	81,215	5.8%	11,790	6.7%
2034	59	27	90,878	6.5%	9,464	5.3%
2035	22	18	39,787	2.8%	7,045	4.0%
2036	45	20	76,370	5.5%	10,865	6.1%
2037	41	18	45,625	3.3%	6,826	3.9%
2038	47	14	26,883	1.9%	2,806	1.6%
Thereafter (>2038)	351	122	613,383	43.8%	75,463	42.7%
Vacant	—	—	—	—%	2,937	1.7%
Total	908		$1,399,283	100.0%	176,739	100.0%
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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of March 31, 2025. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties and is presented on a pro rata basis.

Results of Operations

We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality, and number of our properties. We focus our efforts on accretive investing and improving portfolio quality through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio.

W. P. Carey 3/31/2025 10-Q – 38

Revenues

The following table presents revenues (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Real Estate Revenues
Lease revenues from:
Existing net-leased properties	$326,105	$309,564	$16,541
Recently acquired net-leased properties	26,628	2,912	23,716
Net-leased properties sold or held for sale	1,035	9,775	(8,740)
Total lease revenues (includes reimbursable tenant costs)	353,768	322,251	31,517
Income from finance leases and loans receivable	17,458	25,793	(8,335)
Operating property revenues from:
Existing operating properties	32,932	33,967	(1,035)
Recently acquired operating properties	162	—	162
Operating properties sold or reclassified to net-leased properties	—	2,676	(2,676)
Total operating property revenues	33,094	36,643	(3,549)
Other lease-related income	3,121	2,155	966
Investment Management Revenues
Asset management revenue	1,350	1,893	(543)
Other advisory income and reimbursements	1,067	1,063	4
	$409,858	$389,798	$20,060

Lease Revenues

“Existing net-leased properties” are those that we acquired or placed into service prior to January 1, 2024 and that were not sold or held for sale during the periods presented. For the periods presented, there were 1,165 existing net-leased properties.

For the three months ended March 31, 2025 as compared to the same period in 2024, lease revenues from existing net-leased properties increased due to the following items (in millions):
__________
(a)During the first quarter of 2024, we entered into a lease restructuring with our tenant Hellweg, which included (i) abated rent from January 1, 2024 to March 31, 2024 and (ii) a reduction in annual base rent.
W. P. Carey 3/31/2025 10-Q – 39

(b)Includes (i) lease revenues of $2.6 million from 12 self-storage operating properties that were converted to net leases on September 1, 2024 and (ii) an increase in lease revenues of $0.8 million as a result of a lease restructuring for 27 existing net-leased self-storage properties that was executed on September 1, 2024.
(c)Excludes fixed minimum rent increases, which are reflected as straight-line rent adjustments within lease revenues.

“Recently acquired net-leased properties” are those that we acquired or placed into service subsequent to December 31, 2023 and that were not sold or held for sale during the periods presented. Since January 1, 2024, we acquired 28 investments (comprised of 335 properties).

“Net-leased properties sold or held for sale” include:

•Nine net-leased properties disposed of during the three months ended March 31, 2025;
•three net-leased properties classified as held for sale at March 31, 2025 (Note 4), all of which were sold in April 2025 (Note 15); and
•175 net-leased properties disposed of during the year ended December 31, 2024.

Our dispositions are more fully described in Note 14.

Income from Finance Leases and Loans Receivable

For the three months ended March 31, 2025 as compared to the same period in 2024, income from finance leases and loans receivable decreased due to the following items (in millions):
__________
(a)We sold our U-Haul and State of Andalusia portfolios during the first quarter of 2024. Such investments were previously reclassified to net investments in sales-type leases during 2023.

Operating Property Revenues and Expenses

“Existing operating properties” are those that we acquired or placed into service prior to January 1, 2024 and that were not sold, held for sale, or reclassified to net-leased properties during the periods presented. For the periods presented, we recorded operating property revenues from 83 existing operating properties, comprised of 77 self-storage operating properties, four hotel operating properties, and two student housing operating properties.

“Recently acquired operating properties” include one self-storage operating property acquired during the third quarter of 2024.

W. P. Carey 3/31/2025 10-Q – 40

“Operating properties sold or reclassified to net-leased properties” are comprised of (i) one hotel operating property sold during the second quarter of 2024 and (ii) three self-storage operating properties that were reclassified to net-leased properties during the third quarter of 2024.

Other Lease-Related Income

Other lease-related income is described in Note 4.

Asset Management Revenue

During the periods presented, we earned asset management revenue from (i) NLOP and (ii) CESH (Note 3). Asset management revenues from NLOP and CESH are expected to decline as assets are sold (CESH owns one remaining build-to-suit project).

Other Advisory Income and Reimbursements

Other advisory income and reimbursements are comprised of (i) fixed administrative fees earned from NLOP and (ii) reimbursable costs from CESH (Note 3).

Operating Expenses

Depreciation and Amortization

For the three months ended March 31, 2025 as compared to the same period in 2024, depreciation and amortization expense increased primarily due to the impact of property acquisition activity.

General and Administrative

For the three months ended March 31, 2025 as compared to the same period in 2024, general and administrative expenses decreased by $0.9 million, primarily due to lower professional fees.

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

Other Income and Expenses, and Provision for Income Taxes

Interest Expense

For the three months ended March 31, 2025 as compared to the same period in 2024, interest expense increased by $0.2 million, primarily due to higher outstanding balances and interest rates on our Senior Unsecured Notes, partially offset by (i) lower interest rates on our Unsecured Term Loans, (ii) the reduction of our mortgage debt outstanding by prepaying or repaying at or close to maturity a total of $284.8 million of non-recourse mortgage loans with a weighted-average interest rate of 4.4% since January 1, 2024 (Note 10), and (iii) lower outstanding balances on our Unsecured Revolving Credit Facility.

The following table presents certain information about our outstanding debt (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Average outstanding debt balance	$7,980,685	$7,932,176
Weighted-average interest rate	3.2%	3.2%

W. P. Carey 3/31/2025 10-Q – 41

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gains and losses on the sale of properties that were (i) disposed of, (ii) subject to the exercise of a purchase option, or (iii) subject to a purchase agreement resulting in a lease modification during the reporting period, as more fully described in Note 4, Note 5 and Note 14.

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on (i) the mark-to-market fair value of equity securities, (ii) extinguishment of debt, (iii) foreign currency exchange rate movements (except those foreign currency-denominated unsecured debt instruments that were designated as net investment hedges (Note 9)), and (iv) changes in the non-cash allowance for credit losses on loans receivable and finance leases. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

The following table presents other gains and (losses) (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Other Gains and (Losses)
Net realized and unrealized losses on foreign currency exchange rate movements (a)	$(27,935)	$(1,107)	$(26,828)
Change in allowance for credit losses on finance receivables (Note 5)	(12,331)	4,003	(16,334)
Non-cash unrealized (losses) gains on non-hedging derivatives	(1,740)	492	(2,232)
Gain on repayment of secured loan receivable (b)	—	10,650	(10,650)
Other	(191)	(199)	8
	$(42,197)	$13,839	$(56,036)
__________
(a)Remeasurement of certain monetary assets and liabilities that are held by our subsidiaries in currencies other than their functional currency are included in other gains and (losses), including certain foreign currency-denominated unsecured debt instruments that are not designated as net investment hedges. This includes foreign currency-denominated intercompany loans to our foreign subsidiaries that are scheduled for settlement. Beginning in the first quarter of 2023, our intercompany loans subject to remeasurement were hedged by certain of our foreign currency-denominated unsecured debt that we de-designated as net investment hedges.
(b)We acquired a secured loan receivable with a fair value of $13.3 million in our merger with a former affiliate, Corporate Property Associates 17 – Global Incorporated, in October 2018, for which the outstanding principal of $24.0 million was fully repaid to us in March 2024 (Note 5). Therefore, we recorded a $10.7 million gain on repayment of this secured loan receivable during the three months ended March 31, 2024.

Non-Operating Income

Non-operating income primarily consists of interest income on our cash deposits, realized gains and losses on derivative instruments, and dividends from equity securities.

The following table presents non-operating income (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Non-Operating Income
Dividends from our investment in Lineage (Note 8)	$2,755	$3,032	$(277)
Interest income on our cash deposits (a)	2,596	9,356	(6,760)
Realized gains on foreign currency collars (Note 9)	2,559	3,117	(558)
	$7,910	$15,505	$(7,595)
__________
(a)Decrease for the three months ended March 31, 2025 as compared to the same period in 2024 is due to lower cash deposit balances as a result of investment activity and debt repayments.
W. P. Carey 3/31/2025 10-Q – 42

Earnings from Equity Method Investments

Our equity method investments are more fully described in Note 7. The following table presents earnings from equity method investments (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Earnings from Equity Method Investments
Earnings from Las Vegas Retail Complex (a)	$4,301	$3,095	$1,206
Earnings from Kesko Senukai	862	417	445
Earnings from Harmon Retail Center	215	216	(1)
Earnings from Johnson Self Storage (b)	—	1,136	(1,136)
	$5,378	$4,864	$514
__________
(a)Increase is due to (i) funding of the construction loan portion of this investment since January 1, 2024, which has an interest rate of 6.0%, and (ii) the acquisition of a 47.50% equity interest in the partnership that owns this investment on February 27, 2025 (Note 7).
(b)On September 1, 2024, we acquired the remaining 10% controlling interest in the Johnson Self Storage jointly owned investment, bringing our ownership interest to 100%. Following this acquisition, we no longer recognize equity income from this consolidated investment.

Provision for Income Taxes

For the three months ended March 31, 2025 as compared to the same period in 2024, provision for income taxes increased by $3.0 million, primarily due to higher current taxes and a deferred tax benefit recognized during the prior year period, both as a result of an international lease restructuring.

Liquidity and Capital Resources

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund dividends to stockholders. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of our equity and debt offerings; the timing of purchases and sales of real estate; the timing of the repayment of mortgage loans, our Senior Unsecured Notes, and our Unsecured Term Loans; the timing of our receipt of lease revenues; the timing and amount of other lease-related payments; the timing of settlement of foreign currency transactions; changes in foreign currency exchange rates; and the timing of distributions from equity method investments. Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term liquidity needs. We may also use existing cash resources, available capacity under our Senior Unsecured Credit Facility, proceeds from term loans or other bank debt, proceeds from dispositions of properties, and the issuance of additional debt or equity securities, such as issuances of common stock through our ATM Program (Note 12), in order to meet our short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities decreased by $762.3 million during the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to $807.5 million of proceeds received from the sales of net investments in sales-types leases during the prior year period (Note 5), partially offset by an increase in cash flow generated from net investment activity, scheduled rent increases at existing properties, and leasing activity.

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

W. P. Carey 3/31/2025 10-Q – 43

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	March 31, 2025	December 31, 2024
Carrying Value
Fixed rate:
Senior Unsecured Notes, net (a)	$6,211,918	$6,505,907
Unsecured Term Loans, net subject to interest rate swaps (a)	882,635	517,524
Non-recourse mortgages, net (a) (b)	335,345	401,821
	7,429,898	7,425,252
Variable rate:
Unsecured Term Loans, net (a)	231,275	558,302
Unsecured Revolving Credit Facility	205,129	55,448
	436,404	613,750
	$7,866,302	$8,039,002

Percent of Total Debt
Fixed rate	94%	92%
Variable rate	6%	8%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.1%	3.2%
Variable rate	3.9%	4.7%
Total debt	3.1%	3.3%

__________
(a)Aggregate debt balance includes unamortized discount, net, totaling $41.4 million and $39.3 million as of March 31, 2025 and December 31, 2024, respectively, and unamortized deferred financing costs totaling $30.3 million and $30.9 million as of March 31, 2025 and December 31, 2024, respectively.
(b)Includes non-recourse mortgages subject to variable-to-fixed interest rate swaps totaling $44.4 million and $43.5 million as of March 31, 2025 and December 31, 2024, respectively.

Cash Resources

At March 31, 2025, our cash resources consisted of the following:

•cash and cash equivalents totaling $187.8 million. Of this amount, $149.9 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•our Unsecured Revolving Credit Facility, with available capacity of approximately $1.8 billion (net of amounts reserved for standby letters of credit totaling $4.9 million); and
•unleveraged properties that had an aggregate asset carrying value of approximately $14.1 billion at March 31, 2025, although there can be no assurance that we would be able to obtain financing for these properties.

We may also access the capital markets through additional debt (denominated in both U.S. dollars and euros) and equity offerings, as well as term loans and other bank debt.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

W. P. Carey 3/31/2025 10-Q – 44

Cash Requirements and Liquidity

As of March 31, 2025, we had (i) $187.8 million of cash and cash equivalents and (ii) approximately $1.8 billion of available capacity under our Unsecured Revolving Credit Facility (net of amounts reserved for standby letters of credit totaling $4.9 million). As of March 31, 2025, scheduled debt principal payments total $150.9 million during the remainder of 2025 and $1.0 billion during 2026 (Note 10).

During the next 12 months following March 31, 2025 and thereafter, we expect that our significant cash requirements will include:

•paying dividends to our stockholders;
•funding acquisitions of new investments (Note 4);
•funding future capital commitments (Note 4) and tenant improvement allowances;
•making scheduled principal and balloon payments on our debt obligations
•making scheduled interest payments on our debt obligations (future interest payments total $1.3 billion, with $245.1 million due during the next 12 months; interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at March 31, 2025); and
•other normal recurring operating expenses.

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

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at March 31, 2025.

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

W. P. Carey 3/31/2025 10-Q – 45

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

We believe that AFFO is a useful supplemental measure for investors to consider as we believe it will help them to better assess the sustainability of our operating performance without the potentially distorting impact of these short-term fluctuations. However, there are limits on the usefulness of AFFO to investors. For example, impairment charges and unrealized foreign currency exchange rate losses that we exclude may become actual realized losses upon the ultimate disposition of the properties in the form of lower cash proceeds or other considerations. We use our FFO and AFFO measures as supplemental financial measures of operating performance. We do not use our FFO and AFFO measures as, nor should they be considered to be, alternatives to net income computed under GAAP, or as alternatives to net cash provided by operating activities computed under GAAP, or as indicators of our ability to fund our cash needs.

W. P. Carey 3/31/2025 10-Q – 46

FFO and AFFO were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income attributable to W. P. Carey	$125,824	$159,223
Adjustments:
Depreciation and amortization of real property	128,937	118,113
Gain on sale of real estate, net	(43,777)	(15,445)
Impairment charges — real estate	6,854	—
Proportionate share of adjustments to earnings from equity method investments (a)	1,643	2,949
Proportionate share of adjustments for noncontrolling interests (b)	(78)	(103)
Total adjustments	93,579	105,514
FFO (as defined by NAREIT) attributable to W. P. Carey	219,403	264,737
Adjustments:
Other (gains) and losses (c)	42,197	(13,839)
Straight-line and other leasing and financing adjustments	(19,033)	(19,553)
Stock-based compensation	9,148	8,856
Amortization of deferred financing costs	4,782	4,588
Above- and below-market rent intangible lease amortization, net	1,123	4,068
Tax benefit — deferred and other	(782)	(1,373)
Other amortization and non-cash items	560	579
Merger and other expenses (d)	556	4,452
Proportionate share of adjustments to earnings from equity method investments (a)	(86)	(519)
Proportionate share of adjustments for noncontrolling interests (b)	(48)	(104)
Total adjustments	38,417	(12,845)
AFFO attributable to W. P. Carey	$257,820	$251,892

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$219,403	$264,737
AFFO attributable to W. P. Carey	$257,820	$251,892
__________
(a)Equity income, including amounts that are not typically recognized for FFO and AFFO, is recognized within Earnings from equity method investments on the consolidated statements of income. This represents adjustments to equity income to reflect FFO and AFFO on a pro rata basis.
(b)Adjustments disclosed elsewhere in this reconciliation are on a consolidated basis. This adjustment reflects our FFO or AFFO on a pro rata basis.
(c)Primarily comprised of gains and losses on extinguishment of debt, the mark-to-market fair value of equity securities, foreign currency exchange rate movements, and changes in the non-cash allowance for credit losses on loans receivable and finance leases.
(d)Amount for the three months ended March 31, 2024 is primarily comprised of the write-off of a value added tax receivable that was previously recorded in connection with an international investment.

While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO and AFFO measures.

W. P. Carey 3/31/2025 10-Q – 47

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we generally seek long-term debt financing on a fixed-rate basis. However, we are subject to variable-rate interest on our Unsecured Term Loans and Unsecured Revolving Credit Facility. We have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with counterparties related to certain of our variable-rate debt (Note 10). See Note 9 for additional information on our interest rate swaps and caps.

Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2025 (in thousands):

	2025 (Remainder)	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed-rate debt (a) (b)	$150,934	$981,716	$550,697	$963,093	$1,039,675	$3,814,150	$7,500,265	$7,079,107
Variable-rate debt (a)	$—	$—	$—	$232,523	$205,129	$—	$437,652	$469,112
__________
(a)Amounts are based on the exchange rate at March 31, 2025, as applicable.
(b)Amounts include non-recourse mortgages and unsecured term loans subject to variable-to-fixed interest rate swaps. Amounts are primarily comprised of principal payments for our Senior Unsecured Notes (Note 10).

The estimated fair value of our fixed-rate debt and our variable-rate debt is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at March 31, 2025 would increase or decrease by $2.3 million for our euro-denominated debt, by $1.9 million for our U.S. dollar-denominated debt, and by $0.2 million for our Japanese yen-denominated debt, for each respective 1% change in annual interest rates.

W. P. Carey 3/31/2025 10-Q – 48

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Danish krone, the Canadian dollar, the Japanese yen, and certain other currencies which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed several offerings of euro-denominated senior notes, and have borrowed under our Senior Unsecured Credit Facility and Unsecured Term Loan due 2029 in foreign currencies, including the euro, British pound sterling, and Japanese yen (Note 10). Volatile market conditions arising from certain macroeconomic factors may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, British pound sterling, or Danish krone and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at March 31, 2025 of $2.1 million, $0.3 million, and $0.2 million, respectively, excluding the impact of our derivative instruments.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is well-diversified, it does contain concentrations in certain areas. There have been no material changes in our concentration of credit risk from what was disclosed in the 2024 Annual Report.

W. P. Carey 3/31/2025 10-Q – 49

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2025 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 3/31/2025 10-Q – 50

PART II — OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
10.1*	Second Amendment to Fifth Amended and Restated Credit Agreement, dated as of March 31, 2025, among W. P. Carey Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 1, 2025

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith
________________
* Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any exhibits or schedules so furnished.
W. P. Carey 3/31/2025 10-Q – 51

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.

Date:	April 30, 2025	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	April 30, 2025	By:	/s/ Brian Zander
Brian Zander
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 3/31/2025 10-Q – 52