Form 10-Q
period 2025-06-30
W. P. Carey Inc.
filed 2025-07-30
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 218,991,352 shares of common stock, $0.001 par value, outstanding at July 25, 2025.

W. P. Carey 6/30/2025 10-Q – 1

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

W. P. Carey 6/30/2025 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Investments in real estate:
Land, buildings and improvements — net lease and other	$13,627,841	$12,842,869
Land, buildings and improvements — operating properties	1,005,605	1,198,676
Net investments in finance leases and loans receivable	1,063,719	798,259
In-place lease intangible assets and other	2,407,752	2,297,572
Above-market rent intangible assets	679,068	665,495
Investments in real estate	18,783,985	17,802,871
Accumulated depreciation and amortization	(3,503,850)	(3,222,396)
Assets held for sale, net	60,011	—
Net investments in real estate	15,340,146	14,580,475
Equity method investments	311,411	301,115
Cash and cash equivalents	244,831	640,373
Other assets, net	1,115,337	1,045,218
Goodwill	986,472	967,843
Total assets (a)	$17,998,197	$17,535,024
Liabilities and Equity
Debt:
Senior unsecured notes, net	$6,540,432	$6,505,907
Unsecured term loans, net	1,199,256	1,075,826
Unsecured revolving credit facility	660,872	55,448
Non-recourse mortgages, net	235,425	401,821
Debt, net	8,635,985	8,039,002
Accounts payable, accrued expenses and other liabilities	654,958	596,994
Below-market rent intangible liabilities, net	111,829	119,831
Deferred income taxes	168,184	147,461
Dividends payable	201,909	197,612
Total liabilities (a)	9,772,865	9,100,900
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 218,978,908 and 218,848,844 shares, respectively, issued and outstanding	219	219
Additional paid-in capital	11,803,487	11,805,179
Distributions in excess of accumulated earnings	(3,424,094)	(3,203,974)
Deferred compensation obligation	97,002	78,503
Accumulated other comprehensive loss	(264,750)	(250,232)
Total stockholders’ equity	8,211,864	8,429,695
Noncontrolling interests	13,468	4,429
Total equity	8,225,332	8,434,124
Total liabilities and equity	$17,998,197	$17,535,024
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2025 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Real Estate:
Lease revenues	$364,195	$324,104	$717,963	$646,355
Income from finance leases and loans receivable	20,276	14,961	37,734	40,754
Operating property revenues	34,287	38,715	67,381	75,358
Other lease-related income	9,643	9,149	12,764	11,304
	428,401	386,929	835,842	773,771
Investment Management:
Asset management revenue	1,304	1,686	2,654	3,579
Other advisory income and reimbursements	1,072	1,057	2,139	2,120
	2,376	2,743	4,793	5,699
	430,777	389,672	840,635	779,470
Operating Expenses
Depreciation and amortization	120,595	137,481	250,202	256,249
General and administrative	24,150	24,168	51,117	52,036
Reimbursable tenant costs	17,718	14,004	34,810	26,977
Operating property expenses	16,721	18,565	33,265	36,515
Property expenses, excluding reimbursable tenant costs	13,623	13,931	25,329	26,104
Stock-based compensation expense	10,943	8,903	20,091	17,759
Impairment charges — real estate	4,349	15,752	11,203	15,752
Merger and other expenses	192	206	748	4,658
	208,291	233,010	426,765	436,050
Other Income and Expenses
Other gains and (losses)	(148,768)	2,504	(190,965)	16,343
Interest expense	(71,795)	(65,307)	(140,599)	(133,958)
Gain on sale of real estate, net	52,824	39,363	96,601	54,808
Earnings from equity method investments	6,161	6,636	11,539	11,500
Non-operating income	3,495	9,215	11,405	24,720
	(158,083)	(7,589)	(212,019)	(26,587)
Income before income taxes	64,403	149,073	201,851	316,833
Provision for income taxes	(13,091)	(6,219)	(24,723)	(14,893)
Net Income	51,312	142,854	177,128	301,940
Net (income) loss attributable to noncontrolling interests	(92)	41	(84)	178
Net Income Attributable to W. P. Carey	$51,220	$142,895	$177,044	$302,118

Basic Earnings Per Share	$0.23	$0.65	$0.80	$1.37
Diluted Earnings Per Share	$0.23	$0.65	$0.80	$1.37
Weighted-Average Shares Outstanding
Basic	220,569,259	220,195,910	220,485,859	220,113,753
Diluted	220,874,935	220,214,118	220,913,225	220,261,525

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2025 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income	$51,312	$142,854	$177,128	$301,940
Other Comprehensive (Loss) Income
Unrealized (loss) gain on derivative instruments	(32,155)	(119)	(44,628)	6,313
Foreign currency translation adjustments	18,349	(24)	30,512	(4,362)
	(13,806)	(143)	(14,116)	1,951
Comprehensive Income	37,506	142,711	163,012	303,891

Amounts Attributable to Noncontrolling Interests
Net (income) loss	(92)	41	(84)	178
Foreign currency translation adjustments	(213)	19	(402)	276
Comprehensive (income) loss attributable to noncontrolling interests	(305)	60	(486)	454
Comprehensive Income Attributable to W. P. Carey	$37,201	$142,771	$162,526	$304,345

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2025 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at April 1, 2025	218,975,748	$219	$11,792,420	$(3,276,497)	$96,952	$(250,731)	$8,362,363	$4,560	$8,366,923
Shares issued upon delivery of vested restricted share awards	475	—					—		—
Shares issued upon purchases under employee share purchase plan	2,685	—	151				151		151
Amortization of stock-based compensation expense			10,943				10,943		10,943
Deferral of vested shares, net			(27)		27		—		—
Dividends declared ($0.900 per share)				(198,817)	23		(198,794)		(198,794)
Net income				51,220			51,220	92	51,312
Contributions from noncontrolling interests (Note 5)							—	4,801	4,801
Non-cash contributions from noncontrolling interests (Note 5)							—	3,872	3,872
Distributions to noncontrolling interests							—	(70)	(70)
Other comprehensive loss:									—
Unrealized loss on derivative instruments						(32,155)	(32,155)		(32,155)
Foreign currency translation adjustments						18,136	18,136	213	18,349
Balance at June 30, 2025	218,978,908	$219	$11,803,487	$(3,424,094)	$97,002	$(264,750)	$8,211,864	$13,468	$8,225,332

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at April 1, 2024	218,823,907	$219	$11,772,948	$(2,926,085)	$78,491	$(252,516)	$8,673,057	$6,118	$8,679,175
Shares issued upon delivery of vested restricted share awards	4,037	—	(4)				(4)		(4)
Shares issued upon purchases under employee share purchase plan	3,925	—	198				198		198
Amortization of stock-based compensation expense			8,903				8,903		8,903
Delivery of deferred vested shares, net			112		(112)		—		—
Dividends declared ($0.870 per share)				(192,046)			(192,046)		(192,046)
Net income				142,895			142,895	(41)	142,854
Contributions from noncontrolling interests							—	622	622
Distributions to noncontrolling interests							—	(60)	(60)
Other comprehensive loss:
Unrealized loss on derivative instruments						(119)	(119)		(119)
Foreign currency translation adjustments						(5)	(5)	(19)	(24)
Balance at June 30, 2024	218,831,869	$219	$11,782,157	$(2,975,236)	$78,379	$(252,640)	$8,632,879	$6,620	$8,639,499

(Continued)

W. P. Carey 6/30/2025 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2025	218,848,844	$219	$11,805,179	$(3,203,974)	$78,503	$(250,232)	$8,429,695	$4,429	$8,434,124
Shares issued upon delivery of vested restricted share awards	127,379	—	(5,207)				(5,207)		(5,207)
Shares issued upon purchases under employee share purchase plan	2,685	—	151				151		151
Amortization of stock-based compensation expense			20,091				20,091		20,091
Deferral of vested shares, net			(17,213)		17,213		—		—
Dividends declared ($1.790 per share)			486	(397,164)	1,286		(395,392)		(395,392)
Net income				177,044			177,044	84	177,128
Contributions from noncontrolling interests (Note 5)							—	4,801	4,801
Non-cash contributions from noncontrolling interests (Note 5)							—	3,872	3,872
Distributions to noncontrolling interests							—	(120)	(120)
Other comprehensive loss:
Unrealized loss on derivative instruments						(44,628)	(44,628)		(44,628)
Foreign currency translation adjustments						30,110	30,110	402	30,512
Balance at June 30, 2025	218,978,908	$219	$11,803,487	$(3,424,094)	$97,002	$(264,750)	$8,211,864	$13,468	$8,225,332

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2024	218,671,874	$219	$11,784,461	$(2,891,424)	$62,046	$(254,867)	$8,700,435	$6,562	$8,706,997
Shares issued upon delivery of vested restricted share awards	156,070	—	(6,865)				(6,865)		(6,865)
Shares issued upon purchases under employee share purchase plan	3,925	—	198				198		198
Amortization of stock-based compensation expense			17,759				17,759		17,759
Deferral of vested shares, net			(14,445)		14,445		—		—
Dividends declared ($1.735 per share)			1,049	(385,930)	1,888		(382,993)		(382,993)
Net income				302,118			302,118	(178)	301,940
Contributions from noncontrolling interests							—	622	622
Distributions to noncontrolling interests							—	(110)	(110)
Other comprehensive income:
Unrealized gain on derivative instruments						6,313	6,313		6,313
Foreign currency translation adjustments						(4,086)	(4,086)	(276)	(4,362)
Balance at June 30, 2024	218,831,869	$219	$11,782,157	$(2,975,236)	$78,379	$(252,640)	$8,632,879	$6,620	$8,639,499

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2025 10-Q – 7

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows — Operating Activities
Net income	$177,128	$301,940
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	259,558	265,654
Net realized and unrealized losses (gains) on equity securities, extinguishment of debt, foreign currency exchange rate movements, and other	168,823	(633)
Gain on sale of real estate, net	(96,601)	(54,808)
Straight-line rent adjustments	(37,256)	(35,893)
Increase (decrease) in allowance for credit losses	22,202	(5,097)
Stock-based compensation expense	20,091	17,759
Earnings from equity method investments	(11,539)	(11,500)
Impairment charges — real estate	11,203	15,752
Distributions of earnings from equity method investments	10,416	12,147
Amortization of rent-related intangibles and deferred rental revenue	6,227	9,697
Deferred income tax expense (benefit)	2,037	(2,765)
Gain on repayment of secured loan receivable	—	(10,650)
Proceeds from sales of net investments in sales-type leases	178,234	807,080
Net changes in other operating assets and liabilities	(33,327)	(52,088)
Net Cash Provided by Operating Activities	677,196	1,256,595
Cash Flows — Investing Activities
Purchases of real estate	(542,216)	(448,088)
Proceeds from sales of real estate	309,062	195,022
Investments in loans receivable	(268,876)	(83,816)
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(52,645)	(47,207)
Value added taxes refunded in connection with acquisition of real estate	32,001	8,728
Value added taxes paid in connection with acquisition of real estate	(16,652)	(29,097)
Purchase of equity investment	(5,000)	—
Capital contributions to equity method investments	(3,170)	(5,024)
Other investing activities, net	2,927	2,474
Return of capital from equity method investments	2,723	803
Proceeds from repayment of loans receivable	—	24,000
Release of tenant-funded escrow for investing activities	—	(4,959)
Net Cash Used in Investing Activities	(541,846)	(387,164)
Cash Flows — Financing Activities
Proceeds from Unsecured Revolving Credit Facility	1,466,069	868,422
Repayments of Unsecured Revolving Credit Facility	(865,010)	(1,248,701)
Repayment of Senior Unsecured Notes	(450,000)	(500,000)
Dividends paid	(391,095)	(380,810)
Payments of mortgage principal	(178,858)	(127,683)
Repayments of term loans	(90,224)	—
Proceeds from term loans	86,224	—
Payments for withholding taxes upon delivery of equity-based awards	(5,207)	(6,866)
Contributions from noncontrolling interests	4,801	622
Other financing activities, net	4,002	(12,351)
Payment of financing costs	(834)	(8,853)
Distributions to noncontrolling interests	(120)	(110)
Proceeds from issuance of Senior Unsecured Notes	—	1,098,314
Net Cash Used in Financing Activities	(420,252)	(318,016)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	20,350	(13,716)
Net (decrease) increase in cash and cash equivalents and restricted cash	(264,552)	537,699
Cash and cash equivalents and restricted cash, beginning of period	690,701	691,971
Cash and cash equivalents and restricted cash, end of period	$426,149	$1,229,670
See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2025 10-Q – 8

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

Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Northern and Western Europe, which are leased to companies on a triple-net lease basis. At June 30, 2025, our portfolio was comprised of our full or partial ownership interests in 1,600 properties, totaling approximately 178 million square feet, substantially all of which were net leased to 370 tenants, with a weighted-average lease term of 12.1 years and an occupancy rate of 98.2%. In addition, at June 30, 2025, our portfolio was comprised of 72 operating properties, including 66 self-storage properties, four hotels, and two student housing properties, totaling approximately 5.5 million square feet.

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

Our revenues are largely derived from the long-term leases that we execute with tenants. These revenues are classified as either Lease revenues (Note 4) or Income from finance leases and loans receivable (Note 5) in accordance with Accounting Standards Codification (“ASC”) 842, Leases.

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

W. P. Carey 6/30/2025 10-Q – 9

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

During the six months ended June 30, 2025, we had a net increase of three entities classified as a VIEs, primarily due to (i) committing to certain joint venture construction projects (Note 5) and (ii) entering into tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchange”) that have not yet been completed.

At June 30, 2025 and December 31, 2024, we considered 17 and 14 entities, respectively, to be VIEs, of which we consolidated 12 and nine, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	June 30, 2025	December 31, 2024
Land, buildings and improvements — net lease and other	$494,118	$468,484
Net investments in finance leases and loans receivable	160,949	144,103
In-place lease intangible assets and other	77,583	67,764
Above-market rent intangible assets	4,014	3,757
Accumulated depreciation and amortization	(23,212)	(19,391)
Total assets	720,827	671,402

Non-recourse mortgages, net	$—	$47,853
Below-market rent intangible liabilities, net	25	25
Total liabilities	39,464	72,521

At both June 30, 2025 and December 31, 2024, our five unconsolidated VIEs included our interests in (i) two unconsolidated real estate investments, which we account for under the equity method of accounting (we do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities), (ii) two unconsolidated investments in equity securities, which we accounted for as investments in shares of the entities at fair value, and (iii) one construction loan investment, which we accounted for as a secured loan receivable. As of June 30, 2025, and December 31, 2024, the net carrying amount of our investments in these entities was $512.7 million and $576.2 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

Revenue Recognition

There have been no significant changes in our policies for revenue from contracts under ASC 606 from what was disclosed in the 2024 Annual Report. ASC 606 does not apply to our lease revenues, which constitute a majority of our revenues, but primarily applies to (i) revenues generated from our hotel operating properties and (ii) investment management revenues. Revenue from contracts primarily represented hotel operating property revenues of $10.1 million and $12.4 million for the three months ended June 30, 2025 and 2024, respectively, and $18.3 million and $22.5 million for the six months ended June 30, 2025 and 2024, respectively, generated from five hotels located in the United States (one of which was sold during the second quarter of 2024). Investment management revenue from contracts under ASC 606 is discussed in Note 3.

W. P. Carey 6/30/2025 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)
Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$244,831	$640,373
Restricted cash (a)	181,318	50,328
Total cash and cash equivalents and restricted cash	$426,149	$690,701
__________
(a)Restricted cash is included within Other assets, net on our consolidated balance sheets. Amounts as of June 30, 2025 and December 31, 2024 included $135.2 million and $14.6 million, respectively, of proceeds from certain dispositions, which were held by an intermediary and were designated for future 1031 Exchange transactions.

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

The following tables present a summary of revenue earned and reimbursable costs received/accrued from NLOP and CESH for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Asset management revenue (a) (b)	$1,304	$1,686	$2,654	$3,579
Administrative reimbursements (a) (c)	1,000	1,000	2,000	2,000
Reimbursable costs from affiliates (a) (c)	72	57	139	120
	$2,376	$2,743	$4,793	$5,699

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NLOP	$2,209	$2,599	$4,469	$5,403
CESH	167	144	324	296
	$2,376	$2,743	$4,793	$5,699
__________
(a)Amounts represent revenues from contracts under ASC 606.
(b)Included within Asset management revenue in the consolidated statements of income.
(c)Included within Other advisory income and reimbursements in the consolidated statements of income.

W. P. Carey 6/30/2025 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)
The following table presents a summary of amounts due from affiliates, which are included within Other assets, net in the consolidated financial statements (in thousands):

	June 30, 2025	December 31, 2024
Asset management fees receivable	$509	$554
Accounts receivable	490	462
Reimbursable costs	67	73
	$1,066	$1,089

Asset Management Revenue

Under the advisory agreement with NLOP, we earn an asset management fee, paid in cash, which was initially set at an annual amount of $7.5 million and is being reduced proportionately following the disposition of each portfolio property. Under the advisory agreement with CESH, we earn asset management revenue at a rate of 1.0% based on its gross assets at fair value, paid in cash.

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

Other Transactions with Affiliates and Related Parties

Captive Insurance Company

In March 2025, we formed a wholly owned captive insurance company, which commenced operations in May 2025 and insures a portion of the North American real property portfolios of each of NLOP and us. Annual property insurance premiums from NLOP properties (commencing May 1, 2025) total $0.7 million, of which we recognized $0.1 million for the three and six months ended June 30, 2025, which is included in Other gains and (losses) in the consolidated financial statements. Our captive insurance company does not have a material impact on our consolidated financial statements.

Other

At June 30, 2025, we owned interests in nine jointly owned investments in real estate, with the remaining interests held by third parties. We consolidate six such investments and account for the remaining three investments under the equity method of accounting (Note 7). In addition, we owned limited partnership units of CESH at that date. We elected to account for our investment in CESH under the fair value option (Note 7).

W. P. Carey 6/30/2025 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)
Note 4. Land, Buildings and Improvements, and Assets Held for Sale

Land, Buildings and Improvements — Net Lease and Other

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	June 30, 2025	December 31, 2024
Land	$2,668,378	$2,398,409
Buildings and improvements	10,875,283	10,388,418
Real estate under construction	84,180	56,042
Less: Accumulated depreciation	(1,881,612)	(1,701,892)
	$11,746,229	$11,140,977

During the six months ended June 30, 2025, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro increased by 12.8% to $1.1720 from $1.0389. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements — net lease and other increased by $435.7 million from December 31, 2024 to June 30, 2025.

During the six months ended June 30, 2025, we reclassified a portfolio of 26 properties classified as Land, buildings and improvements — net lease and other to Net investments in finance leases and loans receivable since we entered into an agreement to sell the properties to the tenant. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $129.7 million from December 31, 2024 to June 30, 2025 (Note 5). These properties were sold in June 2025.

On September 1, 2024, we entered into net lease agreements for certain self-storage properties previously classified as operating properties. On April 1, 2025, two of these net leases commenced. As a result, in April 2025, we reclassified two self-storage properties with an aggregate carrying value of $34.0 million from Land, buildings and improvements — operating properties to Land, buildings and improvements — net lease and other. Effective as of that time, we began recognizing lease revenues from these properties, whereas previously we recognized operating property revenues and expenses from these properties.

In connection with changes in lease classifications due to extensions of the underlying leases, we reclassified three properties with an aggregate carrying value of $15.0 million from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other during the six months ended June 30, 2025 (Note 5).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $77.4 million and $72.5 million for the three months ended June 30, 2025 and 2024, respectively, and $152.7 million and $144.1 million for the six months ended June 30, 2025 and 2024, respectively.

W. P. Carey 6/30/2025 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)
Acquisitions of Real Estate

During the six months ended June 30, 2025, we entered into the following investments, which were deemed to be real estate asset acquisitions (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs
Various, United States (a)	59	2/26/2025	Industrial, Warehouse	$136,022
Various, United States (b)	4	3/3/2025	Retail	8,474
Mishawaka, Indiana	1	3/26/2025	Specialty (Healthcare)	31,762
Various, Germany (3 properties) and La Garriga, Spain (c)	4	4/11/2025	Industrial	42,981
Santa Fe Springs, California	1	4/23/2025	Warehouse	128,043
Various, Italy (7 properties) and Málaga and Burgos, Spain (c)	9	5/13/2025	Industrial	73,280
Chattanooga, Tennessee	1	6/16/2025	Industrial	20,247
Newark, New Jersey and Boston, Massachusetts	2	6/17/2025	Industrial	101,856
	81			$542,665
__________
(a)This investment includes properties located across 13 U.S. states.
(b)This investment includes properties located across three U.S. states.
(c)Amount reflects the applicable exchange rate on the date of transaction.

The aggregate purchase price allocation for investments disclosed above is as follows (dollars in thousands):

Total Capitalized Costs
Land	$205,683
Buildings and improvements	275,566
Intangible assets:
In-place lease (weighted-average expected life of 17.9 years)	85,132
Prepaid rent liabilities	(23,716)
$542,665

Real Estate Under Construction — Net Lease and Operating Properties

During the six months ended June 30, 2025, we capitalized real estate under construction totaling $38.1 million. The number of construction projects in progress with balances included in real estate under construction was six and four as of June 30, 2025 and December 31, 2024, respectively. Aggregate unfunded commitments totaled approximately $83.2 million and $72.1 million as of June 30, 2025 and December 31, 2024, respectively.

During the six months ended June 30, 2025, we completed the following construction projects (dollars in thousands):

Property Location(s)	Primary Transaction Type	Number of Properties	Date of Completion	Property Type	Total Capitalized Costs
Galeras, Mexico	Expansion	1	6/26/2025	Industrial	$4,843
		1			$4,843

During the six months ended June 30, 2025, we committed to fund three construction projects totaling $46.9 million. We currently expect to complete these projects in 2025 and 2026.

W. P. Carey 6/30/2025 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)
Capitalized interest incurred during construction was $0.3 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively, which reduces Interest expense in the consolidated statements of income.

Dispositions of Properties

During the six months ended June 30, 2025, we sold 17 properties, which were classified as Land, buildings and improvements — net lease and other. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $129.7 million from December 31, 2024 to June 30, 2025 (Note 14).

Other Lease-Related Income

2025 — For the three and six months ended June 30, 2025, other lease-related income on our consolidated statements of income included: (i) lease termination income of $5.7 million and $7.5 million, respectively, and (ii) other lease-related settlements totaling $3.4 million and $4.4 million, respectively.

2024 — For the three and six months ended June 30, 2024, other lease-related income on our consolidated statements of income included other lease-related settlements totaling $8.9 million and $10.7 million, respectively.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease income — fixed	$322,188	$287,709	$636,272	$573,883
Lease income — variable (a)	42,007	36,395	81,691	72,472
Total operating lease income	$364,195	$324,104	$717,963	$646,355
__________
(a)Includes (i) rent increases based on changes in the U.S. Consumer Price Index (CPI) and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

Land, Buildings and Improvements — Operating Properties

At June 30, 2025, Land, buildings and improvements — operating properties consisted of our investments in 61 self-storage properties, four hotels, and two student housing properties. At December 31, 2024, Land, buildings and improvements — operating properties consisted of our investments in 78 self-storage properties, four hotels, and two student housing properties. Below is a summary of our Land, buildings and improvements — operating properties (in thousands):

	June 30, 2025	December 31, 2024
Land	$119,443	$144,871
Buildings and improvements	886,162	1,053,805
Less: Accumulated depreciation	(101,111)	(100,575)
	$904,494	$1,098,101

During the six months ended June 30, 2025, the U.S. dollar weakened against the British pound sterling, resulting in an increase of $8.8 million in the carrying value of our Land, buildings and improvements — operating properties from December 31, 2024 to June 30, 2025.

W. P. Carey 6/30/2025 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)
As described above under Land, Buildings and Improvements — Net Lease and Other, on September 1, 2024, we entered into net lease agreements for certain self-storage properties previously classified as operating properties. On April 1, 2025, two of these net leases commenced. As a result, in April 2025, we reclassified two self-storage properties with an aggregate carrying value of $34.0 million from Land, buildings and improvements — operating properties to Land, buildings and improvements — net lease and other. Effective as of that time, we began recognizing lease revenues from these properties, whereas previously we recognized operating property revenues and expenses from these properties.

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements attributable to operating properties was $6.8 million and $7.4 million for the three months ended June 30, 2025 and 2024, respectively, and $13.8 million and $14.7 million for the six months ended June 30, 2025 and 2024, respectively.

Dispositions of Properties

During the six months ended June 30, 2025, we sold ten self-storage operating properties, which were classified as Land, buildings and improvements — operating properties. As a result, the carrying value of our Land, buildings and improvements — operating properties decreased by $96.5 million from December 31, 2024 to June 30, 2025 (Note 14).

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	June 30, 2025	December 31, 2024
Land, buildings and improvements — operating properties	$64,155	$—
Accumulated depreciation and amortization	(4,144)	—
Assets held for sale, net	$60,011	$—

At June 30, 2025, we had five self-storage operating properties classified as Assets held for sale, net, with an aggregate carrying value of $60.0 million. These properties were sold in July 2025 (Note 15).

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in finance leases and loans receivable (net of allowance for credit losses). Operating leases are not included in finance receivables.

Finance Receivables

Net investments in finance leases and loans receivable are summarized as follows (in thousands):

	Maturity Date	June 30, 2025	December 31, 2024
Sale-leaseback transactions accounted for as loans receivable (a)	2038 – 2057	$732,581	$451,813
Net investments in direct financing leases (b)	2026 – 2036	268,071	277,698
Secured loans receivable (c)	2025	33,841	31,857
Net investments in sales-type leases (d)	2025 – 2057	29,226	36,891
		$1,063,719	$798,259
__________
(a)These investments are accounted for as loans receivable in accordance with ASC 310, Receivables and ASC 842, Leases. Maturity dates reflect the current lease maturity dates. Amounts are net of allowance for credit losses of $29.0 million and $14.3 million as of June 30, 2025 and December 31, 2024, respectively.
(b)Amounts are net of allowance for credit losses, as disclosed below under Net Investments in Direct Financing Leases.
(c)These investments are assessed for credit loss allowances but no such allowances were recorded as of June 30, 2025 or December 31, 2024.
(d)Amounts are net of allowance for credit losses, as disclosed below under Net Investments in Sales-Type Leases.

W. P. Carey 6/30/2025 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)
During the six months ended June 30, 2025, the U.S. dollar weakened against the euro, resulting in a $41.2 million increase in the carrying value of Net investments in finance leases and loans receivable from December 31, 2024 to June 30, 2025.

Income from finance leases and loans receivable is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sale-leaseback transactions accounted for as loans receivable	$11,430	$5,620	$20,297	$9,521
Net investments in direct financing leases	7,674	8,763	15,351	17,692
Secured loans receivable	641	—	1,248	1,965
Net investments in sales-type leases	531	578	838	11,576
	$20,276	$14,961	$37,734	$40,754

Loans Receivable

During the six months ended June 30, 2025, we entered into the following sale-leasebacks, which were deemed to be loan receivables in accordance with ASC 310, Receivables and ASC 842, Leases (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Investment
Blytheville, Arkansas (a)	1	3/27/2025	Industrial	$91,910
McDonald, Tennessee	1	6/27/2025	Industrial	166,060
	2			$257,970
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

On May 22, 2025, we committed to fund two construction projects totaling approximately $120.3 million on a consolidated basis (of which our proportionate share is approximately $108.3 million), for concert venues located in Austin, Texas, and Portland, Oregon, which we expect to be completed in 2027. We own a 90% controlling interest in both investments, which we consolidate. In connection with these projects, and in accordance with ASC 310, Receivables and ASC 842, Leases, during the six months ended June 30, 2025 we capitalized land and buildings totaling $16.8 million, which is recorded in Net investments in finance leases and loans receivable in our consolidated financial statements. Our joint-venture partner contributed $8.7 million to the projects during the three and six months ended June 30, 2025, including a non-cash contribution of land for $3.9 million, which is reflected in Noncontrolling interests in our consolidated financial statements.

At June 30, 2025, the following construction loans are accounted for as secured loan receivables for accounting purposes in accordance with the acquisition, development and construction arrangement sub-section of ASC 310, Receivables (in thousands):

Location/Description	Funded Year to Date	Loan Maturity Date (a)	Total Funded as of
			June 30, 2025	December 31, 2024
Las Vegas, Nevada (retail)	$624	Dec. 2025	$17,435	$16,811
Las Vegas, Nevada (mixed use)	1,360	Nov. 2025	16,406	15,046
	$1,984		$33,841	$31,857
__________
(a)The borrowers for these construction loans retain certain loan maturity extension options.

W. P. Carey 6/30/2025 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
In March 2024, a secured loan receivable was repaid to us for $24.0 million. In connection with this repayment, we recorded a release of allowance for credit losses of $2.1 million since the loan principal was fully repaid. In addition, we collected $1.4 million of unpaid interest related to a prior year upon repayment of this secured loan receivable, which was included in Income from finance leases and loans receivable on the consolidated statements of income for the three months ended June 30, 2024.

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	June 30, 2025	December 31, 2024
Lease payments receivable	$162,093	$178,639
Unguaranteed residual value	245,386	273,502
	407,479	452,141
Less: unearned income	(134,281)	(150,383)
Less: allowance for credit losses (a)	(5,127)	(24,060)
	$268,071	$277,698
__________
(a)During the six months ended June 30, 2025 and 2024, we recorded a net allowance for credit losses of $3.7 million and a net release of allowance for credit losses of $8.4 million, respectively, on our net investments in direct financing leases due to changes in expected economic conditions, which was included within Other gains and (losses) in our consolidated statements of income. In addition, during the six months ended June 30, 2025, we reduced the allowance for credit losses balance by $22.7 million, in connection with the reclassification of certain properties from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other, as described below.

During the six months ended June 30, 2025, we reclassified three properties with an aggregate carrying value of $15.0 million from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other in connection with changes in lease classifications due to extensions of the underlying leases.

Net Investments in Sales-Type Leases

On May 21, 2025, we entered into an agreement to sell our portfolio of 26 funeral homes located in Spain to the tenant occupying the properties. In accordance with ASC 842, Leases, we reclassified these net-lease assets to net investments in sales-type leases totaling $162.0 million on our consolidated balance sheets (based on the estimated purchase price and the foreign currency exchange rate of the euro on the agreement date), since this agreement resulted in a lease modification. In connection with this transaction, we reclassified the following amounts to Net investments in finance leases and loans receivable: (i) $129.7 million from Land, buildings and improvements — net lease and other, (ii) $20.3 million from In-place lease intangible assets and other, and (iii) $11.0 million from Accumulated depreciation and amortization. We recognized an aggregate Gain on sale of real estate, net, of $19.0 million during the three and six months ended June 30, 2025 related to this transaction, reflecting balances of $0.5 million within Deferred income taxes and $4.5 million within Accounts payable, accrued expenses and other liabilities for this investment. This portfolio was sold in June 2025. As a result, the carrying value of Net investments in finance leases and loans receivable decreased by $162.0 million.

During the six months ended June 30, 2025, we completed the sale of two properties located in the Netherlands to the tenant occupying the properties, which was accounted for as net investments in sales-type leases and included in Net investments in finance leases and loans receivable. As a result, the carrying value of Net investments in finance leases and loans receivable decreased by $16.6 million from December 31, 2024 to June 30, 2025 (Note 14). We had previously entered into an agreement to sell the properties to the tenant occupying the properties during the third quarter of 2024. We recognized an aggregate Gain on sale of real estate, net, of $6.4 million during the three months ended September 30, 2024, related to this transaction.

Prior to the reclassifications of certain properties to net investments in sales-type leases, earnings from such investments were recognized in Lease revenues in the consolidated financial statements.

W. P. Carey 6/30/2025 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)
Net investments in sales-type leases is summarized as follows (in thousands):

	June 30, 2025	December 31, 2024
Lease payments receivable	$61,540	$36,938
Unguaranteed residual value	10,500	—
	72,040	36,938
Less: unearned income	(38,674)	(47)
Less: allowance for credit losses (a)	(4,140)	—
	$29,226	$36,891
__________
(a)Reflects an adjustment to the purchase price for one property classified as net investments in sales-type leases.

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both June 30, 2025 and December 31, 2024, no material balances of our finance receivables were past due. Other than the lease extensions noted under Net Investments in Direct Financing Leases above, there were no material modifications of finance receivables during the six months ended June 30, 2025.

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

A summary of our finance receivables by internal credit quality rating, excluding our allowance for credit losses, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
1 – 3	17	18	$743,514	$575,361
4	8	7	358,450	254,864
5	—	1	—	6,411
			$1,101,964	$836,636

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

Net lease intangibles recorded in connection with property acquisitions during the six months ended June 30, 2025 are described in Note 4.

Goodwill increased by $18.6 million during the six months ended June 30, 2025 due to foreign currency translation adjustments.

W. P. Carey 6/30/2025 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)
Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$3,289	$(1,271)	$2,018	$2,778	$(999)	$1,779
	3,289	(1,271)	2,018	2,778	(999)	1,779
Lease Intangibles:
In-place lease	2,257,741	(1,016,525)	1,241,216	2,157,163	(938,574)	1,218,589
Above-market rent	679,068	(504,602)	174,466	665,495	(481,355)	184,140
	2,936,809	(1,521,127)	1,415,682	2,822,658	(1,419,929)	1,402,729
Goodwill
Goodwill	986,472	—	986,472	967,843	—	967,843
Total intangible assets	$3,926,570	$(1,522,398)	$2,404,172	$3,793,279	$(1,420,928)	$2,372,351

Finite-Lived Intangible Liabilities
Below-market rent	$(200,530)	$88,701	$(111,829)	$(197,971)	$78,140	$(119,831)
Total intangible liabilities	$(200,530)	$88,701	$(111,829)	$(197,971)	$78,140	$(119,831)

During the six months ended June 30, 2025, the U.S. dollar weakened against the euro, resulting in an increase of $45.4 million in the carrying value of our net intangible assets from December 31, 2024 to June 30, 2025. See Note 5 for a description of intangible assets reclassified to net investments in sales-type leases during the six months ended June 30, 2025.

Net amortization of intangibles, including the effect of foreign currency translation, was $40.2 million and $62.0 million for the three months ended June 30, 2025 and 2024, respectively, and $88.2 million and $104.7 million for the six months ended June 30, 2025 and 2024, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of internal-use software development and in-place lease intangibles is included in Depreciation and amortization.

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

W. P. Carey 6/30/2025 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)
The following table sets forth our ownership interests in our equity method investments and their respective carrying values (dollars in thousands):

		Carrying Value at
Lessee/Fund/Description	Ownership Interest	June 30, 2025	December 31, 2024
Las Vegas Retail Complex (a) (b)	47.50%	$253,162	$248,972
Kesko Senukai (c)	70.00%	33,263	26,773
Harmon Retail Corner (b)	15.00%	23,824	24,169
CESH (d)	2.43%	1,162	1,201
		$311,411	$301,115
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

We received aggregate distributions of $13.1 million and $13.0 million from our unconsolidated real estate investments for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025 and December 31, 2024, the aggregate unamortized basis differences on our unconsolidated real estate investments were $15.9 million and $16.5 million, respectively. We did not receive distributions from CESH during the six months ended June 30, 2025 and 2024.

Las Vegas Retail Complex

On June 10, 2021, we entered into an agreement to fund a construction loan of approximately $261.9 million (as of June 30, 2025) for a retail complex in Las Vegas, Nevada. The loan maturity date is June 30, 2026 and the borrower retains additional one-year extension options. Through June 30, 2025, we funded $250.9 million, including $3.2 million during the six months ended June 30, 2025. During the six months ended June 30, 2025, $5.0 million of this construction loan was repaid to us (which is included in the aggregate distributions from our unconsolidated real estate investments described above). The outstanding principal on this loan was $245.9 million as of June 30, 2025.

On February 27, 2025, we exercised our option to purchase a 47.50% ownership interest in the partnership that owns the Las Vegas Retail Complex for $5.0 million. Effective as of that date, we began recognizing our proportionate share of revenues and expenses from this jointly owned investment.

Equity income from this investment (including interest income from the construction loan and our proportionate share of earnings from the 47.50% equity interest) was $8.4 million and $8.3 million for the six months ended June 30, 2025 and 2024, respectively, which was recognized within Earnings from equity method investments in our consolidated statements of income.

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

W. P. Carey 6/30/2025 10-Q – 21

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

During the six months ended June 30, 2025, we recognized a non-cash unrealized loss on our investment in shares of Lineage of $69.1 million, due to a lower closing share price, which was recorded within Other gains and (losses) in the consolidated financial statements. In addition, during the six months ended June 30, 2025 and 2024, we recognized dividends of $5.6 million and $3.0 million, respectively, from our investment in shares of Lineage, which was recorded within Non-operating income in the consolidated financial statements. The fair value of this investment was $201.8 million and $270.9 million at June 30, 2025 and December 31, 2024, respectively.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the six months ended June 30, 2025 or 2024. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		June 30, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2 and 3	$6,540,432	$6,303,657	$6,505,907	$6,232,889
Non-recourse mortgages, net (a) (b) (d)	3	235,425	235,677	401,821	400,508
__________
(a)The carrying value of Senior Unsecured Notes, net (Note 10) includes unamortized deferred financing costs of $28.9 million and $30.2 million at June 30, 2025 and December 31, 2024, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $0.5 million at both June 30, 2025 and December 31, 2024.

W. P. Carey 6/30/2025 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)
(b)The carrying value of Senior Unsecured Notes, net includes unamortized discount of $29.1 million and $29.9 million at June 30, 2025 and December 31, 2024, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $3.2 million and $4.4 million at June 30, 2025 and December 31, 2024, respectively.
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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility and Unsecured Term Loan due 2029 (Note 10), but excluding finance receivables (Note 5), had fair values that approximated their carrying values at both June 30, 2025 and December 31, 2024.

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

The following tables present information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended June 30,
	2025		2024
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$5,391	$4,349	$75,944	$15,752
		$4,349		$15,752

	Six Months Ended June 30,
	2025		2024
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$17,031	$11,203	$75,944	$15,752
		$11,203		$15,752

Impairment charges, and their related triggering events and fair value measurements, recognized during the three and six months ended June 30, 2025, and 2024 were as follows:

Real Estate

The impairment charges described below are reflected within Impairment charges — real estate in our consolidated statements of income.

2025 — During the three and six months ended June 30, 2025, we recognized impairment charges totaling $4.3 million and $11.2 million on one and two properties, respectively, in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices.

W. P. Carey 6/30/2025 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)
2024 — During the three and six months ended June 30, 2024, we recognized impairment charges totaling $15.8 million on three properties in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices. Two of these properties were sold in July 2024 and one was sold in March 2025.

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

Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2024 Annual Report. At both June 30, 2025 and December 31, 2024, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Foreign currency collars	Other assets, net	$1,643	$21,556	$—	$—
Interest rate swaps	Other assets, net	128	250	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(19,133)	(50)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(6,593)	(848)
		1,771	21,806	(25,726)	(898)
Derivatives Not Designated as Hedging Instruments
Foreign currency collars	Other assets, net	—	1,696	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(3,318)	—
		—	1,696	(3,318)	—
Total derivatives		$1,771	$23,502	$(29,044)	$(898)

W. P. Carey 6/30/2025 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)
The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (a)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2025	2024	2025	2024
Foreign currency collars	$(25,777)	$332	$(38,995)	$5,660
Interest rate swaps	(6,401)	(447)	(5,721)	1,183
Total	$(32,178)	$(115)	$(44,716)	$6,843

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Foreign currency collars	Non-operating income	$2,157	$2,877	$5,971	$5,066
Interest rate swaps	Interest expense	586	701	634	1,529
Total		$2,743	$3,578	$6,605	$6,595
__________
(a)Excludes net gains of less than $0.1 million and net losses of less than $0.1 million recognized on unconsolidated jointly owned investments for the three months ended June 30, 2025 and 2024, respectively, and net gains of $0.1 million and net losses of $0.5 million for the six months ended June 30, 2025 and 2024, respectively.

Amounts reported in Other comprehensive (loss) income related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Non-operating income when the hedged foreign currency contracts are settled. As of June 30, 2025, we estimate that an additional $1.2 million and $4.4 million will be reclassified as Interest expense and Non-operating income, respectively, during the next 12 months.

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Foreign currency collars	Non-operating income	$(2,556)	$448	$(3,811)	$1,376
Interest rate swaps	Interest expense	(606)	(727)	(674)	(1,587)
Derivatives Not in Cash Flow Hedging Relationships
Foreign currency collars	Other gains and (losses)	(3,275)	25	(5,015)	517
Total		$(6,437)	$(254)	$(9,500)	$306

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

W. P. Carey 6/30/2025 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)
The interest rate swaps that our consolidated subsidiaries had outstanding at June 30, 2025 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2025 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	2	270,000	GBP	$(3,331)
Interest rate swaps	4	530,289	EUR	(3,262)
Interest rate swap	1	11,494	USD	128
				$(6,465)
__________
(a)Fair value amounts are based on the exchange rate of the euro at June 30, 2025, as applicable.

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

The following table presents the foreign currency collars that we had outstanding at June 30, 2025 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2025
Designated as Cash Flow Hedging Instruments
Foreign currency collars	42	259,000	EUR	$(17,173)
Foreign currency collars	14	10,360	GBP	(317)
Not Designated as Cash Flow Hedging Instruments
Foreign currency collars	5	35,000	EUR	(3,318)
				$(20,808)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2025. At June 30, 2025, our total credit exposure and the maximum exposure to any single counterparty was $0.2 million and $0.1 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At June 30, 2025, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $29.0 million and $0.9 million at June 30, 2025 and December 31, 2024, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at June 30, 2025 or December 31, 2024, we could have been required to settle our obligations under these agreements at their aggregate termination value of $29.2 million and $0.9 million, respectively.

W. P. Carey 6/30/2025 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)
Net Investment Hedges

Certain borrowings under our Senior Unsecured Notes, Unsecured Revolving Credit Facility, and Unsecured Term Loans (all as defined in Note 10) denominated in euro, British pounds sterling, Norwegian krone, or Japanese yen are designated as, and are effective as, economic hedges of our net investments in foreign entities.

Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our designated borrowings under our euro-denominated senior notes and changes in the value of our euro, Japanese yen, and British pound sterling borrowings under our Senior Unsecured Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. Such (losses) gains related to non-derivative net investment hedges were $(329.2) million and $37.4 million for the three months ended June 30, 2025 and 2024, respectively, and $(489.7) million and $125.8 million for the six months ended June 30, 2025 and 2024, respectively.

Note 10. Debt

Term Loan Agreement

On March 31, 2025, we refinanced our €500.0 million term loan (our “Unsecured Term Loan due 2029”), extending the maturity date by three years to April 24, 2029, with an option to extend the term loan by up to an additional year, subject to certain customary conditions. Pursuant to the credit agreement, the Unsecured Term Loan due 2029 borrowing rate at June 30, 2025 was 80 basis points over EURIBOR. In conjunction with the refinancing of the Unsecured Term Loan due 2029, we executed variable-to-fixed interest rate swaps that fix the floating rate component of the per annum interest rate at 2.00% through the end of 2027, for a total annual interest rate of approximately 2.80% as of June 30, 2025 (inclusive of the current spread). The Unsecured Term Loan due 2029 is incorporated into the Senior Unsecured Credit Facility, which is described below.

Senior Unsecured Credit Facility

As of both June 30, 2025 and December 31, 2024, we had a multi-currency senior unsecured credit facility, comprised of (i) a $2.0 billion unsecured revolving credit facility maturing on February 14, 2029 (our “Unsecured Revolving Credit Facility”), (ii) a £270.0 million term loan maturing on February 14, 2028 (our “GBP Term Loan due 2028”), and (iii) a €215.0 million term loan maturing on February 14, 2028 (our “EUR Term Loan due 2028”). We have an option to extend each of these term loans by up to an additional year, subject to certain customary conditions. The GBP Term Loan due 2028 borrowing rate at June 30, 2025 was 80 basis points over SONIA. On March 31, 2025, we executed variable-to-fixed interest rate swaps that fix the floating rate component of the per annum interest rate on our GBP Term Loan due 2028 at 3.92% through the end of 2027, for a total annual interest rate of approximately 4.72% as of June 30, 2025 (inclusive of the current spread). We refer to these term loans collectively as the “Unsecured Term Loans due 2028.” We refer to our Unsecured Term Loan due 2029 and Unsecured Term Loans due 2028 collectively as our “Unsecured Term Loans.” We refer to our Unsecured Revolving Credit Facility and our Unsecured Term Loans collectively as our “Senior Unsecured Credit Facility.”

As of June 30, 2025, the aggregate principal amount (of revolving and term loans) available under the Senior Unsecured Credit Facility was able to be increased up to an amount not to exceed the U.S. dollar equivalent of $4.35 billion, subject to the conditions to increase set forth in our credit agreement.

At June 30, 2025, our Unsecured Revolving Credit Facility had available capacity of approximately $1.3 billion (net of amounts reserved for standby letters of credit totaling $0.5 million). We currently incur an annual facility fee of 0.140% of the total commitment on our Unsecured Revolving Credit Facility based on (i) our credit ratings of BBB+ and Baa1, (ii) the “Leverage Ratio” (as defined in the credit agreement for our Senior Unsecured Credit Facility), and (iii) the achievement of certain sustainability key performance indicators (“KPIs”) agreed to under the credit agreement, which is included within Interest expense in our consolidated statements of income.

W. P. Carey 6/30/2025 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)
The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

Senior Unsecured Credit Facility	Interest Rate at June 30, 2025 (a)	Maturity Date at June 30, 2025	Principal Outstanding Balance at
			June 30, 2025	December 31, 2024
Unsecured Term Loans: (b)
Unsecured Term Loan due 2029 — borrowing in euros (c)	2.80%	4/24/2029	$586,000	$519,450
GBP Term Loan due 2028 — borrowing in British pounds sterling (d)	4.72%	2/14/2028	369,889	338,290
EUR Term Loan due 2028 — borrowing in euros (e)	EURIBOR + 0.80%	2/14/2028	251,980	223,363
			1,207,869	1,081,103
Unsecured Revolving Credit Facility:
Borrowing in U.S. dollars (f)	SOFR + 0.735%	2/14/2029	590,500	—
Borrowing in Norwegian krone (g)	NIBOR + 0.735%	2/14/2029	53,676	—
Borrowing in Japanese yen (h)	TIBOR + 0.735%	2/14/2029	16,696	15,354
Borrowing in British pounds sterling	N/A	2/14/2029	—	40,094
			660,872	55,448
			$1,868,741	$1,136,551
__________
(a)The applicable interest rate at June 30, 2025 was based on the credit ratings for our Senior Unsecured Notes of BBB+/Baa1, our Leverage Ratio, and the achievement of certain sustainability KPIs.
(b)Balance excludes unamortized discount of $8.2 million and $5.0 million at June 30, 2025 and December 31, 2024, respectively, and unamortized deferred financing costs of $0.5 million and $0.2 million at June 30, 2025 and December 31, 2024, respectively.
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
(e)EURIBOR means Euro Interbank Offered Rate.
(f)SOFR means Secured Overnight Financing Rate.
(g)NIBOR means Norwegian Interbank Offered Rate.
(h)TIBOR means Tokyo Interbank Offered Rate.

W. P. Carey 6/30/2025 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)
Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $6.6 billion at June 30, 2025 (the “Senior Unsecured Notes”).

Interest on the Senior Unsecured Notes is payable annually or semi-annually in arrears. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 20 to 35 basis points (except for our 3.410% Senior Notes due 2029 and 3.700% Senior Notes due 2032, which are subject to different repayment provisions). The following table presents a summary of our Senior Unsecured Notes outstanding at June 30, 2025 (currency in thousands):

		Principal Amount	Coupon Rate	Maturity Date	Principal Outstanding Balance at
Senior Unsecured Notes, net	Issue Date				June 30, 2025	December 31, 2024
4.000% Senior Notes due 2025 (a)	1/26/2015	$450,000	4.000%	2/1/2025	$—	$450,000
2.250% Senior Notes due 2026	10/9/2018	€500,000	2.250%	4/9/2026	586,000	519,450
4.250% Senior Notes due 2026	9/12/2016	$350,000	4.250%	10/1/2026	350,000	350,000
2.125% Senior Notes due 2027	3/6/2018	€500,000	2.125%	4/15/2027	586,000	519,450
1.350% Senior Notes due 2028	9/19/2019	€500,000	1.350%	4/15/2028	586,000	519,450
3.850% Senior Notes due 2029	6/14/2019	$325,000	3.850%	7/15/2029	325,000	325,000
3.410% Senior Notes due 2029	9/28/2022	€150,000	3.410%	9/28/2029	175,800	155,835
0.950% Senior Notes due 2030	3/8/2021	€525,000	0.950%	6/1/2030	615,300	545,422
2.400% Senior Notes due 2031	10/14/2020	$500,000	2.400%	2/1/2031	500,000	500,000
2.450% Senior Notes due 2032	10/15/2021	$350,000	2.450%	2/1/2032	350,000	350,000
4.250% Senior Notes due 2032	5/16/2024	€650,000	4.250%	7/23/2032	761,800	675,285
3.700% Senior Notes due 2032	9/28/2022	€200,000	3.700%	9/28/2032	234,400	207,780
2.250% Senior Notes due 2033	2/25/2021	$425,000	2.250%	4/1/2033	425,000	425,000
5.375% Senior Notes due 2034	6/28/2024	$400,000	5.375%	6/30/2034	400,000	400,000
3.700% Senior Notes due 2034	11/19/2024	€600,000	3.700%	11/19/2034	703,200	623,340
Total principal outstanding					6,598,500	6,566,012
Unamortized discount					(29,145)	(29,934)
Unamortized deferred financing costs					(28,923)	(30,171)
Total					$6,540,432	$6,505,907
__________
(a)In February 2025, we repaid our $450 million of 4.000% Senior Notes due 2025 at maturity.

On July 10, 2025, we completed an underwritten public offering of $400.0 million of 4.650% Senior Notes due 2030, at a price of 99.088% of par value. These 4.650% Senior Notes due 2030 have a five-year term and are scheduled to mature on July 15, 2030 (Note 15).

Covenants

The credit agreements for our Senior Unsecured Credit Facility, each of the Senior Unsecured Notes, and certain of our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. There have been no significant changes in our debt covenants from what was disclosed in the 2024 Annual Report. We were in compliance with all of these covenants at June 30, 2025.

Non-Recourse Mortgages

At June 30, 2025, the weighted-average interest rate for our total non-recourse mortgage notes payable was 4.9% (all of which had fixed rates), with maturity dates ranging from September 2025 to February 2033.

W. P. Carey 6/30/2025 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)
Repayments

During the six months ended June 30, 2025, we repaid non-recourse mortgage loans at or close to maturity with an aggregate principal balance of approximately $173.9 million. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 4.3%.

Foreign Currency Exchange Rate Impact

During the six months ended June 30, 2025, the U.S. dollar weakened against the euro, resulting in an increase of $621.2 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2024 to June 30, 2025.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of June 30, 2025 are as follows (in thousands):

Years Ending December 31,	Total
2025 (remainder)	$46,715
2026	1,027,245
2027	596,425
2028	1,283,703
2029	1,759,372
Thereafter through 2034	3,992,889
Total principal payments	8,706,349
Unamortized discount, net	(40,531)
Unamortized deferred financing costs	(29,833)
Total	$8,635,985

Certain amounts in the table above are based on the applicable foreign currency exchange rate at June 30, 2025.

Note 11. Commitments and Contingencies

At June 30, 2025, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. In addition, we capitalize our captive insurance company in accordance with applicable regulatory requirements (Note 3).

Note 12. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2024 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the three months ended June 30, 2025. We recorded stock-based compensation expense of $10.9 million and $8.9 million during the three months ended June 30, 2025 and 2024, respectively, and $20.1 million and $17.8 million during the six months ended June 30, 2025 and 2024, respectively, which was included in Stock-based compensation expense in the consolidated financial statements.

W. P. Carey 6/30/2025 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)
Restricted and Conditional Awards

Nonvested restricted share awards (“RSAs”), restricted share units (“RSUs”), and performance share units (“PSUs”) at June 30, 2025 and changes during the six months ended June 30, 2025 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2025	559,603	$70.26	551,533	$101.20
Granted (a)	272,200	56.96	227,702	74.78
Vested (b)	(195,602)	72.35	(239,291)	113.26
Forfeited	(5,564)	64.79	(5,595)	93.17
Adjustment (c)	—	—	134,731	73.20
Nonvested at June 30, 2025 (d)	630,637	$63.86	669,080	$89.45
__________
(a)The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period. To estimate the fair value of PSUs granted during the six months ended June 30, 2025, we used a risk-free interest rate of 4.3%, an expected volatility rate of 21.5%, and assumed a dividend yield of zero.
(b)The grant date fair value of shares vested during the six months ended June 30, 2025 was $41.3 million. Employees and non-employee directors have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At June 30, 2025 and December 31, 2024, we had an obligation to issue 1,608,988 and 1,391,456 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $97.0 million and $78.5 million, respectively.
(c)Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments at June 30, 2025 to reflect the number of shares expected to be issued when the PSUs vest.
(d)At June 30, 2025, total unrecognized compensation expense related to these awards was approximately $55.6 million, with an aggregate weighted-average remaining term of 2.0 years.

Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income — basic and diluted	$51,220	$142,895	$177,044	$302,118

Weighted-average shares outstanding — basic	220,569,259	220,195,910	220,485,859	220,113,753
Effect of dilutive securities	305,676	18,208	427,366	147,772
Weighted-average shares outstanding — diluted	220,874,935	220,214,118	220,913,225	220,261,525

For the three and six months ended June 30, 2025 and 2024, potentially dilutive securities excluded from the computation of diluted earnings per share were insignificant.

W. P. Carey 6/30/2025 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)
ATM Program and Forward Equity

On May 1, 2025, we established a continuous “at-the-market” offering program (“ATM Program”) with a syndicate of banks, pursuant to which shares of our common stock having an aggregate gross sales price of up to $1.25 billion may be sold (i) directly through or to the banks acting as sales agents or as principal for their own accounts or (ii) through or to participating banks or their affiliates acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. Effective as of that date, we terminated a prior ATM Program that was established on May 2, 2022, under which we were able to offer and sell shares of our common stock from time to time, up to an aggregate gross sales price of $1.0 billion, with a syndicate of banks.

We did not issue any shares of our common stock pursuant to our current or prior ATM Programs during the reporting period.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30, 2025
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$7,801	$(258,532)	$(250,731)
Other comprehensive loss before reclassifications	(29,412)	18,349	(11,063)
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(2,157)	—	(2,157)
Interest expense	(586)	—	(586)
Total	(2,743)	—	(2,743)
Net current period other comprehensive loss	(32,155)	18,349	(13,806)
Net current period other comprehensive income attributable to noncontrolling interests	—	(213)	(213)
Ending balance	$(24,354)	$(240,396)	$(264,750)

	Three Months Ended June 30, 2024
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$16,082	$(268,598)	$(252,516)
Other comprehensive income before reclassifications	3,459	(24)	3,435
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(2,877)	—	(2,877)
Interest expense	(701)	—	(701)
Total	(3,578)	—	(3,578)
Net current period other comprehensive loss	(119)	(24)	(143)
Net current period other comprehensive loss attributable to noncontrolling interests	—	19	19
Ending balance	$15,963	$(268,603)	$(252,640)

W. P. Carey 6/30/2025 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2025
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$20,274	$(270,506)	$(250,232)
Other comprehensive loss before reclassifications	(38,023)	30,512	(7,511)
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(5,971)	—	(5,971)
Interest expense	(634)	—	(634)
Total	(6,605)	—	(6,605)
Net current period other comprehensive loss	(44,628)	30,512	(14,116)
Net current period other comprehensive income attributable to noncontrolling interests	—	(402)	(402)
Ending balance	$(24,354)	$(240,396)	$(264,750)

	Six Months Ended June 30, 2024
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$9,650	$(264,517)	$(254,867)
Other comprehensive income before reclassifications	12,908	(4,362)	8,546
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(5,066)	—	(5,066)
Interest expense	(1,529)	—	(1,529)
Total	(6,595)	—	(6,595)
Net current period other comprehensive income	6,313	(4,362)	1,951
Net current period other comprehensive loss attributable to noncontrolling interests	—	276	276
Ending balance	$15,963	$(268,603)	$(252,640)

See Note 9 for additional information on our derivatives activity recognized within Other comprehensive (loss) income for the periods presented.

Dividends Declared

During the second quarter of 2025, our board of directors declared a quarterly dividend of $0.900 per share, which was paid on July 15, 2025 to stockholders of record as of June 30, 2025.

During the six months ended June 30, 2025, we declared dividends totaling $1.790 per share.

Note 13. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and six months ended June 30, 2025 and 2024.

Certain of our subsidiaries have elected taxable REIT subsidiary (“TRS”) status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three and six months ended June 30, 2025 and 2024.

W. P. Carey 6/30/2025 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)
Current income tax expense was $10.3 million and $7.6 million for the three months ended June 30, 2025 and 2024, respectively, and $22.7 million and $17.7 million for the six months ended June 30, 2025 and 2024, respectively. Deferred income tax (expense) benefit was $(2.8) million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively, and $(2.0) million and $2.8 million for the six months ended June 30, 2025 and 2024, respectively.

Note 14. Property Dispositions

All property dispositions are also discussed in Note 4 and Note 5.

2025 — During the three and six months ended June 30, 2025, we sold 46 and 55 properties, respectively, for total proceeds, net of selling costs, of $360.6 million and $487.3 million, respectively, and recognized a net gain on these sales totaling $52.8 million and $96.6 million, respectively, (inclusive of income taxes totaling $5.1 million and $5.0 million, respectively, recognized upon sale).

This disposition activity for both the three and six months ended June 30, 2025 includes the sale of ten self-storage operating properties for total proceeds, net of selling costs, of $110.4 million, resulting in a net gain on these sales totaling $13.9 million.

2024 — During the three and six months ended June 30, 2024, we sold 12 and 165 properties, respectively, for total proceeds, net of selling costs, of $133.7 million and $1.0 billion, respectively, and recognized a net gain on these sales totaling $39.4 million and $54.8 million, respectively, (inclusive of income taxes totaling less than $0.1 million and $3.1 million, respectively, recognized upon sale). One of the properties sold during the second quarter of 2024 was a hotel operating property.

Note 15. Subsequent Events

Issuance of Senior Unsecured Notes

On July 10, 2025, we completed an underwritten public offering of $400.0 million of 4.650% Senior Notes due 2030, at a price of 99.088% of par value. These 4.650% Senior Notes due 2030 have a five-year term and are scheduled to mature on July 15, 2030 (Note 10).

Acquisitions

In July 2025, we completed four acquisitions totaling approximately $227.2 million. They are as follows:

•$103.3 million for six industrial properties in Europe (three in the United Kingdom, two in the Czech Republic, and in Slovakia);
•$49.6 million for an industrial outdoor storage facility in South San Francisco, California;
•$6.0 million for three retail stores in the United States; and
•$68.3 million for two supermarkets and their associated gas stations in Loughborough and Ilkeston, United Kingdom.

Dispositions

In July 2025, we sold six properties for gross proceeds totaling approximately $71.0 million. Five of these properties were self-storage operating properties in the United States for gross proceeds totaling approximately $63.5 million, which were classified as held for sale as of June 30, 2025 (Note 4).

Mortgage Loan Repayments

In July 2025, we repaid at maturity one non-recourse mortgage loan encumbering ten self-storage operating properties totaling approximately $35.6 million.

W. P. Carey 6/30/2025 10-Q – 34

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

Significant Developments

Issuance of Senior Unsecured Notes

On July 10, 2025, we completed an underwritten public offering of $400.0 million of 4.650% Senior Notes due 2030, at a price of 99.088% of par value. These 4.650% Senior Notes due 2030 have a five-year term and are scheduled to mature on July 15, 2030 (Note 10, Note 15).

Financial Highlights

During the six months ended June 30, 2025, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•We acquired ten investments totaling $800.6 million (Note 4, Note 5).
•We completed one construction project at a cost of $4.8 million (Note 4).
•We acquired a 47.50% ownership interest in the partnership that owns the Las Vegas Retail Complex for $5.0 million (Note 7). In addition, we funded approximately $5.2 million for construction loans for projects in Las Vegas, Nevada, during the six months ended June 30, 2025 (Note 5, Note 7).
•We committed to fund five new construction projects totaling $167.2 million (on a consolidated basis). We currently expect to complete these projects in 2025, 2026, and 2027 (Note 4, Note 5).

Dispositions

•We disposed of 55 properties for total proceeds, net of selling costs, of $487.3 million, including ten self-storage operating properties for total proceeds, net of selling costs, of $110.4 million (Note 14).

Financing and Capital Markets Transactions

•In February 2025, we repaid our $450 million of 4.000% Senior Notes due 2025 at maturity (Note 10).
•On March 31, 2025, we refinanced our €500.0 million term loan, extending the maturity date by three years to April 2029 (our Unsecured Term Loan due 2029). In conjunction with this refinancing, we executed variable-to-fixed interest rate swaps that fix the floating rate component of the per annum interest rate at 2.00% through the end of 2027, for a total annual interest rate of approximately 2.80% as of June 30, 2025 (inclusive of the current spread) (Note 10).
•On March 31, 2025, we executed variable-to-fixed interest rate swaps that fix the floating rate component of the per annum interest rate on our £270.0 million GBP Term Loan due 2028 at 3.92% through the end of 2027, for a total annual interest rate of approximately 4.72% as of June 30, 2025 (inclusive of the current spread) (Note 10).
•We repaid non-recourse mortgage debt outstanding totaling $173.9 million with a weighted-average interest rate of 4.3% (Note 10).

Dividends to Stockholders

We declared cash dividends totaling $1.790 per share during the six months ended June 30, 2025, comprised of two quarterly dividends per share of $0.900 and $0.890 (Note 12).

W. P. Carey 6/30/2025 10-Q – 35

Consolidated Results

(in thousands, except shares)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$430,777	$389,672	$840,635	$779,470

Net income attributable to W. P. Carey	51,220	142,895	177,044	302,118

Dividends declared	198,794	192,046	395,392	382,993

Net cash provided by operating activities (a)			677,196	1,256,595
Net cash used in investing activities			(541,846)	(387,164)
Net cash used in financing activities			(420,252)	(318,016)

Supplemental financial measures (b):
Adjusted funds from operations attributable to W. P. Carey (AFFO)	282,670	257,099	540,490	508,991

Diluted weighted-average shares outstanding	220,874,935	220,214,118	220,913,225	220,261,525
__________
(a)Amounts for the six months ended June 30, 2025 and 2024 include $178.2 million and $807.1 million, respectively, of proceeds from the sales of net investments in sales-type leases (primarily the Grupo Memora portfolio sold during the current-year period and the U-Haul and State of Andalusia portfolios sold during the prior-year period) (Note 5). Such proceeds are included within Net cash provided by operating activities in accordance with ASC 842, Leases.
(b)We consider Adjusted funds from operations (“AFFO”), a supplemental measure that is not defined by GAAP (a “non-GAAP measure”), to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Revenues

Total revenues increased for the three and six months ended June 30, 2025 as compared to the same periods in 2024, primarily due to net investment activity and rent escalations.

Net Income Attributable to W. P. Carey

Net income attributable to W. P. Carey decreased for the three and six months ended June 30, 2025 as compared to the same periods in 2024, primarily due to non-cash unrealized losses recognized on our investment in shares of Lineage during the current-year periods (Note 8), higher losses from remeasurement of foreign debt, and a higher non-cash allowance for credit loss on finance leases and loans receivable, partially offset by higher gain on sale of real estate.

AFFO

AFFO increased for the three and six months ended June 30, 2025 as compared to the same periods in 2024, primarily due to the accretive impact of net investment activity, rent escalations, and leasing activity.

W. P. Carey 6/30/2025 10-Q – 36

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

Portfolio Summary

Net-leased Properties	June 30, 2025	December 31, 2024
ABR (in thousands)	$1,469,552	$1,337,172
Number of net-leased properties	1,600	1,555
Number of tenants	370	355
Total square footage (in thousands)	177,985	176,420
Occupancy	98.2%	98.6%
Weighted-average lease term (in years)	12.1	12.3

Operating Properties
Number of operating properties:	72	84
Number of self-storage operating properties	66	78
Number of hotel operating properties	4	4
Number of student housing operating properties	2	2
Occupancy (self-storage operating properties)	90.6%	89.6%

Number of countries	26	26
Total assets (in thousands)	$17,998,197	$17,535,024
Net investments in real estate (in thousands)	15,340,146	14,580,475

	Six Months Ended June 30,
	2025	2024
Acquisition volume (in millions) (a)	$810.8	$540.1
Construction projects completed (in millions)	4.8	33.2
Average U.S. dollar/euro exchange rate	1.0932	1.0811
Average U.S. dollar/British pound sterling exchange rate	1.2972	1.2651

_________
(a)Amounts for the six months ended June 30, 2025 and 2024 include $3.2 million and $4.9 million, respectively, of funding for a construction loan accounted for as an equity investment (Note 7). Amount for the six months ended June 30, 2025 includes $5.0 million to acquire a 47.50% ownership interest in that equity investment (Note 7). Amount for the six months ended June 30, 2025 includes $2.0 million of funding for two construction loans accounted for as secured loans receivable (Note 5). Amounts for the six months ended June 30, 2025 and 2024 include $258.0 million and $83.9 million, respectively, of sale-leasebacks classified as loans receivable (Note 5).

W. P. Carey 6/30/2025 10-Q – 37

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at June 30, 2025 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
Extra Space Storage, Inc.	Net lease self-storage properties in the U.S. leased to publicly traded self-storage REIT	41	$40,139	2.7%	24.2
Apotex Pharmaceutical Holdings Inc. (a)	Pharmaceutical R&D and manufacturing properties in the Greater Toronto Area leased to generic drug manufacturer	11	33,448	2.3%	17.7
Metro Cash & Carry Italia S.p.A. (b)	Business-to-business retail stores in Italy leased to cash and carry wholesaler	19	30,767	2.1%	4.9
Fortenova Grupa d.d. (b)	Grocery stores and one warehouse in Croatia leased to European food retailer	19	28,332	1.9%	8.8
OBI Group (b)	Retail properties in Poland leased to German DIY retailer	26	27,395	1.9%	5.8
Hellweg Die Profi-Baumärkte GmbH & Co. KG (b) (c)	Retail properties in Germany leased to German DIY retailer	31	26,451	1.8%	18.7
TI Automotive (formerly ABC Technologies Holdings Inc.) (a) (d)	Automotive parts manufacturing properties in the U.S., Canada and Mexico leased to OEM supplier	22	25,510	1.8%	17.8
Fedrigoni S.p.A (b)	Industrial and warehouse facilities in Germany, Italy and Spain leased to global manufacturer of premium packaging and labels	16	25,033	1.7%	18.4
Eroski Sociedad Cooperativa (b)	Grocery stores and warehouses in Spain leased to Spanish food retailer	63	23,811	1.6%	10.7
Nord Anglia Education, Inc.	K-12 private schools in Orlando, Miami and Houston leased to international day and boarding school operator	3	23,599	1.6%	18.2
		251	$284,485	19.4%	14.8
__________
(a)ABR from these properties is denominated in U.S. dollars.
(b)ABR amounts are subject to fluctuations in foreign currency exchange rates.
(c)On March 28, 2025, we executed an agreement giving us the right to terminate the leases at (i) seven properties on September 15, 2025 with ABR totaling $5.2 million and (ii) five properties on September 15, 2026 with ABR totaling $3.5 million.
(d)Of the 22 properties leased to TI Automotive, nine are located in Canada, seven are located in the United States, and six are located in Mexico.

W. P. Carey 6/30/2025 10-Q – 38

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
Midwest
Illinois	$63,025	4.3%	9,474	5.3%
Ohio	42,946	2.9%	8,384	4.7%
Indiana	39,978	2.7%	6,162	3.5%
Michigan	26,827	1.8%	4,488	2.5%
Wisconsin	19,609	1.4%	3,340	1.9%
Other (b)	50,803	3.5%	6,918	3.9%
Total Midwest	243,188	16.6%	38,766	21.8%
South
Texas	86,041	5.9%	10,780	6.0%
Florida	42,845	2.9%	3,684	2.1%
Tennessee	39,007	2.7%	4,572	2.6%
Georgia	25,300	1.7%	4,378	2.4%
Alabama	21,171	1.4%	3,504	2.0%
Other (b)	26,469	1.8%	3,024	1.7%
Total South	240,833	16.4%	29,942	16.8%
East
North Carolina	40,969	2.8%	8,858	5.0%
Pennsylvania	32,542	2.2%	3,416	1.9%
Kentucky	29,249	2.0%	4,485	2.5%
New York	22,561	1.5%	2,284	1.3%
New Jersey	22,330	1.5%	1,008	0.5%
Massachusetts	20,310	1.4%	1,216	0.7%
South Carolina	19,428	1.3%	4,485	2.5%
Other (b)	34,978	2.4%	5,287	3.0%
Total East	222,367	15.1%	31,039	17.4%
West
California	71,578	4.9%	5,282	3.0%
Arizona	22,299	1.5%	2,372	1.3%
Nevada	17,714	1.2%	485	0.3%
Utah	14,860	1.0%	2,021	1.1%
Other (b)	51,676	3.5%	4,721	2.7%
Total West	178,127	12.1%	14,881	8.4%
United States Total	884,515	60.2%	114,628	64.4%
International
Italy	69,128	4.7%	8,902	5.0%
The Netherlands	66,864	4.6%	6,784	3.8%
Poland	65,929	4.5%	8,460	4.8%
Germany	56,422	3.8%	6,114	3.4%
Canada (c)	56,261	3.8%	5,450	3.1%
United Kingdom	54,369	3.7%	4,412	2.5%
Spain	34,042	2.3%	3,266	1.8%
Croatia	29,254	2.0%	2,063	1.2%
Denmark	27,571	1.9%	3,002	1.7%
France	25,243	1.7%	1,679	0.9%
Mexico (d)	22,541	1.5%	3,604	2.0%
Lithuania	15,117	1.0%	1,640	0.9%
Other (e)	62,296	4.3%	7,981	4.5%
International Total	585,037	39.8%	63,357	35.6%
Total	$1,469,552	100.0%	177,985	100.0%

W. P. Carey 6/30/2025 10-Q – 39

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$554,437	37.7%	79,252	44.5%
Warehouse	385,013	26.2%	65,461	36.8%
Retail (f)	328,182	22.3%	22,127	12.4%
Other (g)	201,920	13.8%	11,145	6.3%
Total	$1,469,552	100.0%	177,985	100.0%
__________
(a)Includes square footage for any vacant properties.
(b)Other properties within Midwest include assets in Iowa, Minnesota, Kansas, Missouri, Nebraska, South Dakota, and North Dakota. Other properties within South include assets in Arkansas, Louisiana, Oklahoma, and Mississippi. Other properties within East include assets in Virginia, Maryland, Connecticut, West Virginia, New Hampshire, and Maine. Other properties within West include assets in Oregon, Colorado, Washington, Montana, Hawaii, Idaho, Wyoming, and New Mexico.
(c)$50.3 million (89%) of ABR from properties in Canada is denominated in U.S. dollars, with the balance denominated in Canadian dollars.
(d)All ABR from properties in Mexico is denominated in U.S. dollars.
(e)Includes assets in Belgium, Hungary, Norway, Mauritius, Slovakia, Portugal, the Czech Republic, Austria, Sweden, Latvia, Japan, Finland, and Estonia.
(f)Includes automotive dealerships.
(g)Includes ABR from tenants within the following property types: education facility, self-storage (net lease), specialty, laboratory, research and development, hotel (net lease), office, and land.

W. P. Carey 6/30/2025 10-Q – 40

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type (a)	ABR	ABR Percent	Square Footage	Square Footage Percent
Food Retail	$151,160	10.3%	11,744	6.6%
Packaged Foods & Meats	134,038	9.1%	16,478	9.3%
Home Improvement Retail	105,607	7.2%	12,823	7.2%
Auto Parts & Equipment	83,231	5.7%	12,471	7.0%
Automotive Retail	77,345	5.3%	7,038	4.0%
Education Services	59,787	4.1%	2,778	1.6%
Pharmaceuticals	47,850	3.3%	3,076	1.7%
Air Freight & Logistics	46,366	3.1%	7,075	4.0%
Trading Companies & Distributors	41,782	2.8%	9,486	5.3%
Self-Storage REITs	40,139	2.7%	3,082	1.7%
Building Products	35,315	2.4%	7,643	4.3%
Industrial Machinery	32,347	2.2%	5,045	2.8%
Metal & Glass Containers	31,465	2.1%	4,301	2.4%
Other Specialty Retail	28,845	2.0%	3,233	1.8%
Paper Products	25,033	1.7%	4,458	2.5%
Specialty Chemicals	24,393	1.7%	4,303	2.4%
Diversified Support Services	23,909	1.6%	2,372	1.3%
Construction Materials	23,575	1.6%	3,781	2.1%
Construction Machinery	18,832	1.3%	2,528	1.4%
Food Distributors	18,339	1.2%	1,552	0.9%
Diversified Metals	17,979	1.2%	3,622	2.0%
Leisure Facilities	17,593	1.2%	645	0.4%
Consumer Staples Merchandise Retail	17,036	1.2%	1,456	0.8%
Hotels & Resorts	16,329	1.1%	1,073	0.6%
Commodity Chemicals	16,192	1.1%	2,493	1.4%
Passenger Ground Transportation	15,517	1.1%	780	0.5%
Other (62 industries, each <1% ABR) (b)	319,548	21.7%	42,649	24.0%
Total	$1,469,552	100.0%	177,985	100.0%
__________
(a)Industry classification is based on the Global Industry Classification Standard (GICS) framework.
(b)Includes square footage for vacant properties.

W. P. Carey 6/30/2025 10-Q – 41

Lease Expirations
(in thousands, except percentages, number of leases, and number of tenants)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
Remaining 2025	14	11	$17,450	1.2%	2,414	1.4%
2026	21	21	37,954	2.6%	5,472	3.1%
2027	44	27	63,261	4.3%	6,844	3.8%
2028	44	27	67,692	4.6%	6,745	3.8%
2029	60	33	78,233	5.3%	8,649	4.9%
2030	36	31	40,329	2.7%	4,036	2.3%
2031	45	26	88,685	6.0%	10,428	5.9%
2032	46	25	55,531	3.8%	7,316	4.1%
2033	32	25	82,934	5.6%	11,790	6.6%
2034	59	27	94,918	6.5%	9,464	5.3%
2035	23	19	49,958	3.4%	7,348	4.1%
2036	44	20	65,324	4.5%	7,776	4.4%
2037	41	18	46,729	3.2%	6,826	3.8%
2038	47	14	28,162	1.9%	2,806	1.6%
Thereafter (>2038)	359	125	652,392	44.4%	76,790	43.1%
Vacant	—	—	—	—%	3,281	1.8%
Total	915		$1,469,552	100.0%	177,985	100.0%
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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of June 30, 2025. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties and is presented on a pro rata basis.

Results of Operations

We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality, and number of our properties. We focus our efforts on accretive investing and improving portfolio quality through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio.

W. P. Carey 6/30/2025 10-Q – 42

Revenues

The following table presents revenues (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Real Estate Revenues
Lease revenues from:
Existing net-leased properties	$329,626	$310,995	$18,631	$652,941	$616,771	$36,170
Recently acquired net-leased properties	33,350	7,412	25,938	59,978	10,324	49,654
Net-leased properties sold or held for sale	1,219	5,697	(4,478)	5,044	19,260	(14,216)
Total lease revenues (includes reimbursable tenant costs)	364,195	324,104	40,091	717,963	646,355	71,608
Income from finance leases and loans receivable	20,276	14,961	5,315	37,734	40,754	(3,020)
Operating property revenues from:
Existing operating properties	30,295	31,077	(782)	58,359	59,883	(1,524)
Operating properties sold, held for sale, or reclassified to net-leased properties	3,824	7,638	(3,814)	8,692	15,475	(6,783)
Recently acquired operating properties	168	—	168	330	—	330
Total operating property revenues	34,287	38,715	(4,428)	67,381	75,358	(7,977)
Other lease-related income	9,643	9,149	494	12,764	11,304	1,460
Investment Management Revenues
Asset management revenue	1,304	1,686	(382)	2,654	3,579	(925)
Other advisory income and reimbursements	1,072	1,057	15	2,139	2,120	19
	$430,777	$389,672	$41,105	$840,635	$779,470	$61,165

W. P. Carey 6/30/2025 10-Q – 43

Lease Revenues

“Existing net-leased properties” are those that we acquired or placed into service prior to January 1, 2024 and that were not sold or held for sale during the periods presented. For the periods presented, there were 1,135 existing net-leased properties.

For the three and six months ended June 30, 2025 as compared to the same periods in 2024, lease revenues from existing net-leased properties increased due to the following items (in millions):
__________
(a)Includes (i) lease revenues of $3.3 million and $6.0 million during the three and six months ended June 30, 2025, respectively, from 14 self-storage operating properties that were converted to net leases on September 1, 2024 or April 1, 2025 and (ii) an increase in lease revenues of $0.6 million and $1.3 million during the three and six months ended June 30, 2025, respectively, as a result of a lease restructuring for 27 existing net-leased self-storage properties that was executed on September 1, 2024.
(b)Excludes fixed minimum rent increases, which are reflected as straight-line rent adjustments within lease revenues.
(c)During the first quarter of 2024, we entered into a lease restructuring with our tenant Hellweg, which included (i) abated rent from January 1, 2024 to March 31, 2024 and (ii) a reduction in annual base rent.

W. P. Carey 6/30/2025 10-Q – 44

“Recently acquired net-leased properties” are those that we acquired or placed into service subsequent to December 31, 2023 and that were not sold or held for sale during the periods presented. Since January 1, 2024, we acquired 33 investments (comprised of 352 properties).

“Net-leased properties sold or held for sale” include:

•45 net-leased properties disposed of during the six months ended June 30, 2025; and
•175 net-leased properties disposed of during the year ended December 31, 2024.

Our dispositions are more fully described in Note 14.

Income from Finance Leases and Loans Receivable

For the three months ended June 30, 2025 as compared to the same period in 2024, income from finance leases and loans receivable increased due to the following items (in millions):

W. P. Carey 6/30/2025 10-Q – 45

For the six months ended June 30, 2025 as compared to the same period in 2024, income from finance leases and loans receivable decreased due to the following items (in millions):
__________
(a)We sold our U-Haul and State of Andalusia portfolios during the first quarter of 2024. Such investments were previously reclassified to net investments in sales-type leases during 2023.

Operating Property Revenues and Expenses

“Existing operating properties” are those that we acquired or placed into service prior to January 1, 2024 and that were not sold, held for sale, or reclassified to net-leased properties during the periods presented. For the periods presented, we recorded operating property revenues from 66 existing operating properties, comprised of 60 self-storage operating properties, four hotel operating properties, and two student housing operating properties.

“Recently acquired operating properties” include one self-storage operating property acquired during the third quarter of 2024.

“Operating properties sold, held for sale, or reclassified to net-leased properties” include:

•one hotel operating property sold during the second quarter of 2024;
•three self-storage operating properties that were reclassified to net-leased properties during the third quarter of 2024;
•two self-storage operating properties that were reclassified to net-leased properties during the second quarter of 2025;
•ten self-storage operating properties sold during the second quarter of 2025; and
•five self-storage operating properties classified as held for sale at June 30, 2025 (Note 4), all of which were sold in July 2025 (Note 15).

Other Lease-Related Income

Other lease-related income is described in Note 4.

W. P. Carey 6/30/2025 10-Q – 46

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

Operating Expenses

Depreciation and Amortization

For the three and six months ended June 30, 2025 as compared to the same periods in 2024, depreciation and amortization expense decreased primarily due to accelerated amortization of intangible assets in connection with certain lease restructurings during the prior year periods, partially offset by the impact of net investment activity.

Stock-Based Compensation Expense

For the three and six months ended June 30, 2025 as compared to the same periods in 2024, stock-based compensation expense increased primarily due to changes in estimated future PSU payouts.

Impairment Charges — Real Estate

Our impairment charges on real estate are more fully described in Note 8.

Merger and Other Expenses

For the six months ended June 30, 2024, merger and other expenses are primarily comprised of the write-off of a value added tax receivable that was previously recorded in connection with an international investment.

W. P. Carey 6/30/2025 10-Q – 47

Other Income and Expenses, and Provision for Income Taxes

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on (i) the mark-to-market fair value of equity securities, (ii) foreign currency exchange rate movements (except those foreign currency-denominated unsecured debt instruments that were designated as net investment hedges (Note 9)), (iii) changes in the non-cash allowance for credit losses on loans receivable and finance leases, and (iv) extinguishment of debt. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

The following table presents other gains and (losses) (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Other Gains and (Losses)
Non-cash unrealized losses related to a decrease in the fair value of our investment in shares of Lineage Logistics (Note 8)	$(69,021)	$—	$(69,021)	$(69,092)	$—	$(69,092)
Net realized and unrealized (losses) gains on foreign currency exchange rate movements (a)	(66,387)	1,369	(67,756)	(94,322)	262	(94,584)
Change in allowance for credit losses on finance receivables (Note 5)	(9,871)	1,094	(10,965)	(22,202)	5,097	(27,299)
Non-cash unrealized (losses) gains on non-hedging derivatives	(3,275)	25	(3,300)	(5,015)	517	(5,532)
Gain on repayment of secured loan receivable (b)	—	—	—	—	10,650	(10,650)
Other	(214)	16	(230)	(334)	(183)	(151)
	$(148,768)	$2,504	$(151,272)	$(190,965)	$16,343	$(207,308)
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

Interest Expense

For the three and six months ended June 30, 2025 as compared to the same periods in 2024, interest expense increased by $6.5 million and $6.6 million, respectively, primarily due to higher outstanding balances and interest rates on our Senior Unsecured Notes and Unsecured Revolving Credit Facility, partially offset by lower interest rates on our Unsecured Term Loans and the reduction of our mortgage debt outstanding by prepaying or repaying at or close to maturity a total of $389.0 million of non-recourse mortgage loans with a weighted-average interest rate of 4.4% since January 1, 2024 (Note 10).

The following table presents certain information about our outstanding debt (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Average outstanding debt balance	$8,549,971	$7,844,471	$8,265,328	$7,888,323
Weighted-average interest rate	3.1%	3.1%	3.2%	3.1%

W. P. Carey 6/30/2025 10-Q – 48

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gains and losses on the sale of properties that were (i) disposed of, (ii) subject to the exercise of a purchase option, or (iii) subject to a purchase agreement resulting in a lease modification during the reporting period, as more fully described in Note 4, Note 5 and Note 14.

Earnings from Equity Method Investments

Our equity method investments are more fully described in Note 7. The following table presents earnings from equity method investments (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Earnings from Equity Method Investments
Earnings from Las Vegas Retail Complex (a)	$4,087	$5,234	$(1,147)	$8,388	$8,329	$59
Earnings from Kesko Senukai (b)	1,866	(24)	1,890	2,728	393	2,335
Earnings from Harmon Retail Center	208	213	(5)	423	429	(6)
Earnings from Johnson Self Storage (c)	—	1,213	(1,213)	—	2,349	(2,349)
	$6,161	$6,636	$(475)	$11,539	$11,500	$39
__________
(a)Decrease for the three months ended June 30, 2025 as compared to the same period in 2024 is primarily due to higher signage revenue at the complex related to a high-profile event during the prior year period.
(b)Increase is primarily due to higher rent collections at these retail properties, where certain rents were previously disputed and subsequently collected.
(c)On September 1, 2024, we acquired the remaining 10% controlling interest in the Johnson Self Storage jointly owned investment, bringing our ownership interest to 100%. Following this acquisition, we no longer recognize equity income from this consolidated investment.

Non-Operating Income

Non-operating income primarily consists of interest income on our cash deposits, realized gains and losses on derivative instruments, and dividends from equity securities.

The following table presents non-operating income (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Non-Operating Income
Dividends from our investment in Lineage (Note 8)	$2,846	$—	$2,846	$5,601	$3,032	$2,569
Interest income on our cash deposits (a)	1,049	5,891	(4,842)	3,645	15,247	(11,602)
Realized (losses) gains on foreign currency collars (Note 9)	(400)	3,324	(3,724)	2,159	6,441	(4,282)
	$3,495	$9,215	$(5,720)	$11,405	$24,720	$(13,315)
__________
(a)Decreases for the three and six months ended June 30, 2025 as compared to the same periods in 2024 are due to lower cash deposit balances as a result of investment activity and debt repayments.

Provision for Income Taxes

For the three and six months ended June 30, 2025 as compared to the same periods in 2024, provision for income taxes increased by $6.9 million and $9.8 million, respectively, primarily due to higher deferred tax benefits recognized during the prior year periods as a result of international lease restructurings and higher current tax expense recognized during the current year periods related to certain lease-related settlements.

W. P. Carey 6/30/2025 10-Q – 49

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

Operating Activities — Net cash provided by operating activities decreased by $579.4 million during the six months ended June 30, 2025 as compared to the same period in 2024, primarily due to significantly lower proceeds received from the sales of net investments in sales-type leases (Note 5), partially offset by an increase in cash flow generated from net investment activity, scheduled rent increases at existing properties, and leasing activity.

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

W. P. Carey 6/30/2025 10-Q – 50

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	June 30, 2025	December 31, 2024
Carrying Value
Fixed rate:
Senior Unsecured Notes, net (a)	$6,540,432	$6,505,907
Unsecured Term Loans, net subject to interest rate swaps (a)	948,415	517,524
Non-recourse mortgages, net (a) (b)	235,425	401,821
	7,724,272	7,425,252
Variable rate:
Unsecured Revolving Credit Facility	660,872	55,448
Unsecured Term Loans, net (a)	250,841	558,302
	911,713	613,750
	$8,635,985	$8,039,002

Percent of Total Debt
Fixed rate	89%	92%
Variable rate	11%	8%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.0%	3.2%
Variable rate	4.3%	4.7%
Total debt	3.2%	3.3%

__________
(a)Aggregate debt balance includes unamortized discount, net, totaling $40.5 million and $39.3 million as of June 30, 2025 and December 31, 2024, respectively, and unamortized deferred financing costs totaling $29.8 million and $30.9 million as of June 30, 2025 and December 31, 2024, respectively.
(b)Includes non-recourse mortgages subject to variable-to-fixed interest rate swaps totaling $46.8 million and $43.5 million as of June 30, 2025 and December 31, 2024, respectively.

Cash Resources

At June 30, 2025, our cash resources consisted of the following:

•cash and cash equivalents totaling $244.8 million. Of this amount, $211.1 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•funds totaling $135.2 million that are held by an intermediary and have been designated for future tax-deferred like-kind exchanges under 1031 Exchange transactions (Note 2);
•our Unsecured Revolving Credit Facility, with available capacity of approximately $1.3 billion (net of amounts reserved for standby letters of credit totaling $0.5 million); and
•unleveraged properties that had an aggregate asset carrying value of approximately $14.8 billion at June 30, 2025, although there can be no assurance that we would be able to obtain financing for these properties.

We may also access the capital markets through additional debt (denominated in both U.S. dollars and euros) and equity offerings, as well as term loans and other bank debt.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

W. P. Carey 6/30/2025 10-Q – 51

Cash Requirements and Liquidity

As of June 30, 2025, we had (i) $244.8 million of cash and cash equivalents, (ii) $135.2 million of funds that are held by an intermediary and have been designated for future 1031 Exchange transactions (Note 2), and (iii) approximately $1.3 billion of available capacity under our Unsecured Revolving Credit Facility (net of amounts reserved for standby letters of credit totaling $0.5 million). As of June 30, 2025, scheduled debt principal payments total $46.7 million during the remainder of 2025 and $1.0 billion during 2026 (Note 10).

During the next 12 months following June 30, 2025 and thereafter, we expect that our significant cash requirements will include:

•paying dividends to our stockholders;
•funding acquisitions of new investments (Note 4);
•funding future capital commitments (Note 4) and tenant improvement allowances;
•making scheduled principal and balloon payments on our debt obligations, including €500 million of senior notes due in April 2026 (Note 10);
•making scheduled interest payments on our debt obligations (future interest payments total $1.5 billion, with $276.1 million due during the next 12 months; interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at June 30, 2025); and
•other normal recurring operating expenses.

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

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at June 30, 2025.

New Tax Legislation

Effective July 4, 2025, certain changes to U.S. tax law were approved that may impact us and our stockholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Code, (ii) increased the percentage limit under the REIT asset test applicable to TRSs from 20% to 25% for taxable years beginning after December 31, 2025, and (iii) increases the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization, and depletion from the definition of “adjusted taxable income” (i.e. based on EBITDA rather than EBIT) for taxable years beginning after December 31, 2024.

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

W. P. Carey 6/30/2025 10-Q – 52

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

We also modify the NAREIT computation of FFO to adjust GAAP net income for certain non-cash charges, such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rent and related reserves, other non-cash rent adjustments, non-cash allowance for credit losses on loans receivable and finance leases, stock-based compensation, non-cash environmental accretion expense, amortization of discounts and premiums on debt, and amortization of deferred financing costs. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude non-core income and expenses, such as gains or losses from extinguishment of debt, gains or losses on the mark-to-market fair value of equity securities, merger and acquisition expenses, spin-off expenses, and income and expenses associated with our captive insurance company. We also exclude realized and unrealized gains/losses on foreign currency exchange rate movements (other than those realized on the settlement of foreign currency derivatives), which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income to arrive at AFFO as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our portfolio performance over time and makes it more comparable to other REITs. AFFO also reflects adjustments for unconsolidated partnerships and jointly owned investments. We use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

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

W. P. Carey 6/30/2025 10-Q – 53

FFO and AFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to W. P. Carey	$51,220	$142,895	$177,044	$302,118
Adjustments:
Depreciation and amortization of real property	119,930	136,840	248,867	254,953
Gain on sale of real estate, net	(52,824)	(39,363)	(96,601)	(54,808)
Impairment charges — real estate	4,349	15,752	11,203	15,752
Proportionate share of adjustments to earnings from equity method investments (a)	2,231	3,015	3,874	5,964
Proportionate share of adjustments for noncontrolling interests (b)	(82)	(101)	(160)	(204)
Total adjustments	73,604	116,143	167,183	221,657
FFO (as defined by NAREIT) attributable to W. P. Carey	124,824	259,038	344,227	523,775
Adjustments:
Other (gains) and losses (c)	148,768	(2,504)	190,965	(16,343)
Straight-line and other leasing and financing adjustments	(15,374)	(15,310)	(34,407)	(34,863)
Stock-based compensation	10,943	8,903	20,091	17,759
Above- and below-market rent intangible lease amortization, net	5,061	5,766	6,184	9,834
Amortization of deferred financing costs	4,628	4,555	9,410	9,143
Tax expense (benefit) — deferred and other	2,820	(1,392)	2,038	(2,765)
Other amortization and non-cash items	579	580	1,139	1,159
Merger and other expenses (d)	192	206	748	4,658
Proportionate share of adjustments to earnings from equity method investments (a)	309	(2,646)	223	(3,165)
Proportionate share of adjustments for noncontrolling interests (b)	(80)	(97)	(128)	(201)
Total adjustments	157,846	(1,939)	196,263	(14,784)
AFFO attributable to W. P. Carey	$282,670	$257,099	$540,490	$508,991

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$124,824	$259,038	$344,227	$523,775
AFFO attributable to W. P. Carey	$282,670	$257,099	$540,490	$508,991
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
(c)Primarily comprised of gains and losses on the mark-to-market fair value of equity securities, foreign currency exchange rate movements, changes in the non-cash allowance for credit losses on loans receivable and finance leases, and extinguishment of debt. Amounts for both the three and six months ended June 30, 2025 include a mark-to-market unrealized loss for our investment in shares of Lineage of approximately $69 million (Note 8).
(d)Amount for the six months ended June 30, 2024 is primarily comprised of the write-off of a value added tax receivable that was previously recorded in connection with an international investment.

While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO and AFFO measures.

W. P. Carey 6/30/2025 10-Q – 54

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

Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2025 (in thousands):

	2025 (Remainder)	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed-rate debt (a) (b)	$46,715	$1,027,245	$596,425	$1,031,723	$1,098,500	$3,992,889	$7,793,497	$7,452,512
Variable-rate debt (a)	$—	$—	$—	$251,980	$660,872	$—	$912,852	$946,950
__________
(a)Amounts are based on the exchange rate at June 30, 2025, as applicable.
(b)Amounts include non-recourse mortgages and unsecured term loans subject to variable-to-fixed interest rate swaps. Amounts are primarily comprised of principal payments for our Senior Unsecured Notes (Note 10).

The estimated fair value of our fixed-rate debt and our variable-rate debt is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at June 30, 2025 would increase or decrease by $5.9 million for our U.S. dollar-denominated debt, by $2.5 million for our euro-denominated debt, by $0.5 million for our Norwegian krone-denominated debt, and by $0.2 million for our Japanese yen-denominated debt, for each respective 1% change in annual interest rates.

W. P. Carey 6/30/2025 10-Q – 55

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, British pound sterling, Danish krone, Canadian dollar, Japanese yen, and certain other currencies which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed several offerings of euro-denominated senior notes, and have borrowed under our Senior Unsecured Credit Facility and Unsecured Term Loan due 2029 in foreign currencies, including the euro, British pound sterling, Norwegian krone, and Japanese yen (Note 10). Volatile market conditions arising from certain macroeconomic factors may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, British pound sterling, or Danish krone and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at June 30, 2025 of $2.2 million, $0.4 million, and $0.3 million, respectively, excluding the impact of our derivative instruments.

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

W. P. Carey 6/30/2025 10-Q – 56

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2025 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 6/30/2025 10-Q – 57

PART II — OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
4.1	Twelfth Supplemental Indenture dated as of July 10, 2025, by and between W. P. Carey Inc., as issuer, and U.S. Bank Trust Company, National Association, as trustee	Incorporated by Reference to Exhibit 4.3 to Current Report on Form 8-K filed July 10, 2025

4.2	Form of Note representing $400 Million Aggregate Principal Amount of 4.650% Senior Notes due 2030	Incorporated by Reference to Exhibit 4.1 to Current Report on Form 8-K filed July 10, 2025

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

W. P. Carey 6/30/2025 10-Q – 58

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.

Date:	July 30, 2025	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	July 30, 2025	By:	/s/ Brian Zander
Brian Zander
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 6/30/2025 10-Q – 59