Form 10-Q
period 2025-09-30
W. P. Carey Inc.
filed 2025-10-29
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 219,145,024 shares of common stock, $0.001 par value, outstanding at October 24, 2025.

W. P. Carey 9/30/2025 10-Q – 1

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

W. P. Carey 9/30/2025 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Investments in real estate:
Land, buildings and improvements — net lease and other	$14,056,399	$12,842,869
Land, buildings and improvements — operating properties	626,368	1,198,676
Net investments in finance leases and loans receivable	1,149,856	798,259
In-place lease intangible assets and other	2,405,227	2,297,572
Above-market rent intangible assets	671,501	665,495
Investments in real estate	18,909,351	17,802,871
Accumulated depreciation and amortization	(3,508,787)	(3,222,396)
Assets held for sale, net	8,062	—
Net investments in real estate	15,408,626	14,580,475
Equity method investments	311,173	301,115
Cash and cash equivalents	249,029	640,373
Other assets, net	1,029,245	1,045,218
Goodwill	986,967	967,843
Total assets (a)	$17,985,040	$17,535,024
Liabilities and Equity
Debt:
Senior unsecured notes, net	$6,943,940	$6,505,907
Unsecured term loans, net	1,194,466	1,075,826
Unsecured revolving credit facility	354,846	55,448
Non-recourse mortgages, net	191,387	401,821
Debt, net	8,684,639	8,039,002
Accounts payable, accrued expenses and other liabilities	647,335	596,994
Below-market rent intangible liabilities, net	111,339	119,831
Deferred income taxes	164,846	147,461
Dividends payable	204,722	197,612
Total liabilities (a)	9,812,881	9,100,900
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 219,144,586 and 218,848,844 shares, respectively, issued and outstanding	219	219
Additional paid-in capital	11,822,063	11,805,179
Distributions in excess of accumulated earnings	(3,484,513)	(3,203,974)
Deferred compensation obligation	80,186	78,503
Accumulated other comprehensive loss	(262,222)	(250,232)
Total stockholders’ equity	8,155,733	8,429,695
Noncontrolling interests	16,426	4,429
Total equity	8,172,159	8,434,124
Total liabilities and equity	$17,985,040	$17,535,024
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2025 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Real Estate:
Lease revenues	$372,087	$334,039	$1,090,050	$980,394
Income from finance leases and loans receivable	26,498	15,712	64,232	56,466
Operating property revenues	26,771	37,323	94,152	112,681
Other lease-related income	3,660	7,701	16,424	19,005
	429,016	394,775	1,264,858	1,168,546
Investment Management:
Asset management revenue	1,218	1,557	3,872	5,136
Other advisory income and reimbursements	1,069	1,051	3,208	3,171
	2,287	2,608	7,080	8,307
	431,303	397,383	1,271,938	1,176,853
Operating Expenses
Depreciation and amortization	125,586	115,705	375,788	371,954
General and administrative	23,656	22,679	74,773	74,715
Impairment charges — real estate	19,474	—	30,677	15,752
Operating property expenses	15,049	17,765	48,314	54,280
Property expenses, excluding reimbursable tenant costs	14,637	10,993	39,966	37,097
Reimbursable tenant costs	14,562	13,337	49,372	40,314
Stock-based compensation expense	11,153	13,468	31,244	31,227
Merger and other expenses	1,021	283	1,769	4,941
	225,138	194,230	651,903	630,280
Other Income and Expenses
Interest expense	(75,226)	(72,526)	(215,825)	(206,484)
Gain on sale of real estate, net	44,401	15,534	141,002	70,342
Other gains and (losses)	(31,011)	(77,107)	(221,976)	(60,764)
Non-operating income	3,030	13,669	14,435	38,389
Earnings from equity method investments	2,361	6,124	13,900	17,624
Gain on change in control of interests	—	31,849	—	31,849
	(56,445)	(82,457)	(268,464)	(109,044)
Income before income taxes	149,720	120,696	351,571	437,529
Provision for income taxes	(8,495)	(9,044)	(33,218)	(23,937)
Net Income	141,225	111,652	318,353	413,592
Net (income) loss attributable to noncontrolling interests	(229)	46	(313)	224
Net Income Attributable to W. P. Carey	$140,996	$111,698	$318,040	$413,816

Basic Earnings Per Share	$0.64	$0.51	$1.44	$1.88
Diluted Earnings Per Share	$0.64	$0.51	$1.44	$1.88
Weighted-Average Shares Outstanding
Basic	220,562,909	220,221,366	220,511,825	220,149,886
Diluted	221,087,833	220,404,149	221,033,628	220,425,244

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2025 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income	$141,225	$111,652	$318,353	$413,592
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivative instruments	7,813	(13,742)	(36,815)	(7,429)
Foreign currency translation adjustments	(5,204)	28,630	25,308	24,268
	2,609	14,888	(11,507)	16,839
Comprehensive Income	143,834	126,540	306,846	430,431

Amounts Attributable to Noncontrolling Interests
Net (income) loss	(229)	46	(313)	224
Foreign currency translation adjustments	(81)	(235)	(483)	41
Comprehensive (income) loss attributable to noncontrolling interests	(310)	(189)	(796)	265
Comprehensive Income Attributable to W. P. Carey	$143,524	$126,351	$306,050	$430,696

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2025 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at July 1, 2025	218,978,908	$219	$11,803,487	$(3,424,094)	$97,002	$(264,750)	$8,211,864	$13,468	$8,225,332
Shares issued upon delivery of vested restricted share awards	165,678	—	(9,666)				(9,666)		(9,666)
Amortization of stock-based compensation expense			11,153				11,153		11,153
Delivery of deferred vested shares, net			14,976		(14,976)		—		—
Dividends declared ($0.910 per share)			2,113	(201,415)	(1,840)		(201,142)		(201,142)
Net income				140,996			140,996	229	141,225
Contributions from noncontrolling interests (Note 5)							—	2,851	2,851
Distributions to noncontrolling interests							—	(203)	(203)
Other comprehensive income:									—
Unrealized gain on derivative instruments						7,813	7,813		7,813
Foreign currency translation adjustments						(5,285)	(5,285)	81	(5,204)
Balance at September 30, 2025	219,144,586	$219	$11,822,063	$(3,484,513)	$80,186	$(262,222)	$8,155,733	$16,426	$8,172,159

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at July 1, 2024	218,831,869	$219	$11,782,157	$(2,975,236)	$78,379	$(252,640)	$8,632,879	$6,620	$8,639,499
Shares issued upon delivery of vested restricted share awards	15,146	—	(84)				(84)		(84)
Amortization of stock-based compensation expense			13,468				13,468		13,468
Deferral of vested shares, net			(27)		27		—		—
Dividends declared ($0.875 per share)				(193,170)	14		(193,156)		(193,156)
Net income				111,698			111,698	(46)	111,652
Distributions to noncontrolling interests							—	(321)	(321)
Other comprehensive income:
Foreign currency translation adjustments						28,395	28,395	235	28,630
Unrealized loss on derivative instruments						(13,742)	(13,742)		(13,742)
Balance at September 30, 2024	218,847,015	$219	$11,795,514	$(3,056,708)	$78,420	$(237,987)	$8,579,458	$6,488	$8,585,946

(Continued)

W. P. Carey 9/30/2025 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2025	218,848,844	$219	$11,805,179	$(3,203,974)	$78,503	$(250,232)	$8,429,695	$4,429	$8,434,124
Shares issued upon delivery of vested restricted share awards	293,057	—	(14,873)				(14,873)		(14,873)
Shares issued upon purchases under employee share purchase plan	2,685	—	151				151		151
Amortization of stock-based compensation expense			31,244				31,244		31,244
Deferral of vested shares, net			(2,237)		2,237		—		—
Dividends declared ($2.700 per share)			2,599	(598,579)	(554)		(596,534)		(596,534)
Net income				318,040			318,040	313	318,353
Contributions from noncontrolling interests (Note 5)							—	7,652	7,652
Non-cash contributions from noncontrolling interests (Note 5)							—	3,872	3,872
Distributions to noncontrolling interests							—	(323)	(323)
Other comprehensive loss:
Unrealized loss on derivative instruments						(36,815)	(36,815)		(36,815)
Foreign currency translation adjustments						24,825	24,825	483	25,308
Balance at September 30, 2025	219,144,586	$219	$11,822,063	$(3,484,513)	$80,186	$(262,222)	$8,155,733	$16,426	$8,172,159

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2024	218,671,874	$219	$11,784,461	$(2,891,424)	$62,046	$(254,867)	$8,700,435	$6,562	$8,706,997
Shares issued upon delivery of vested restricted share awards	171,216	—	(6,949)				(6,949)		(6,949)
Shares issued upon purchases under employee share purchase plan	3,925	—	198				198		198
Amortization of stock-based compensation expense			31,227				31,227		31,227
Deferral of vested shares, net			(14,472)		14,472		—		—
Dividends declared ($2.610 per share)			1,049	(579,100)	1,902		(576,149)		(576,149)
Net income				413,816			413,816	(224)	413,592
Contributions from noncontrolling interests							—	622	622
Distributions to noncontrolling interests							—	(431)	(431)
Other comprehensive income:
Foreign currency translation adjustments						24,309	24,309	(41)	24,268
Unrealized loss on derivative instruments						(7,429)	(7,429)		(7,429)
Balance at September 30, 2024	218,847,015	$219	$11,795,514	$(3,056,708)	$78,420	$(237,987)	$8,579,458	$6,488	$8,585,946

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2025 10-Q – 7

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows — Operating Activities
Net income	$318,353	$413,592
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	388,749	386,343
Net realized and unrealized losses on equity securities, extinguishment of debt, foreign currency exchange rate movements, and other	194,908	60,692
Gain on sale of real estate, net	(141,002)	(70,342)
Straight-line rent adjustments	(58,353)	(57,656)
Stock-based compensation expense	31,244	31,227
Impairment charges — real estate	30,677	15,752
Increase in allowance for credit losses	26,968	10,798
Earnings from equity method investments	(13,900)	(17,624)
Distributions of earnings from equity method investments	12,552	16,821
Amortization of rent-related intangibles and deferred rental revenue	10,401	14,221
Deferred income tax expense (benefit)	823	(4,341)
Gain on change in control of interests	—	(31,849)
Gain on repayment of secured loan receivable	—	(10,650)
Proceeds from sales of net investments in sales-type leases	200,203	806,981
Net changes in other operating assets and liabilities	(23,937)	(27,200)
Net Cash Provided by Operating Activities	977,686	1,536,765
Cash Flows — Investing Activities
Purchases of real estate	(1,041,908)	(576,716)
Proceeds from sales of real estate	770,055	287,565
Investments in loans receivable	(378,479)	(83,816)
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(107,170)	(71,020)
Value added taxes refunded in connection with acquisition of real estate	37,357	18,270
Value added taxes paid in connection with acquisition of real estate	(34,304)	(36,516)
Purchase of equity investment	(5,000)	—
Return of capital from equity method investments	3,472	1,027
Capital contributions to equity method investments	(3,170)	(9,126)
Other investing activities, net	2,166	15,269
Proceeds from repayment of loans receivable	—	24,000
Release of tenant-funded escrow for investing activities	—	(4,959)
Net Cash Used in Investing Activities	(756,981)	(436,022)
Cash Flows — Financing Activities
Proceeds from Unsecured Revolving Credit Facility	2,329,660	1,138,577
Repayments of Unsecured Revolving Credit Facility	(2,035,756)	(1,311,889)
Dividends paid	(589,424)	(572,456)
Repayment of Senior Unsecured Notes	(450,000)	(1,044,500)
Proceeds from issuance of Senior Unsecured Notes	396,352	1,098,314
Payments of mortgage principal	(223,036)	(190,213)
Repayments of term loans	(90,224)	—
Proceeds from term loans	86,224	—
Payments for withholding taxes upon delivery of equity-based awards	(14,873)	(6,950)
Contributions from noncontrolling interests	7,652	622
Other financing activities, net	5,388	(15,818)
Payment of financing costs	(3,985)	(9,754)
Distributions to noncontrolling interests	(323)	(431)
Net Cash Used in Financing Activities	(582,345)	(914,498)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	20,515	913
Net (decrease) increase in cash and cash equivalents and restricted cash	(341,125)	187,158
Cash and cash equivalents and restricted cash, beginning of period	690,701	691,971
Cash and cash equivalents and restricted cash, end of period	$349,576	$879,129
See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2025 10-Q – 8

W. P. CAREY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business and Organization

W. P. Carey Inc. (“W. P. Carey” or the “Company”) is a REIT that, together with our consolidated subsidiaries, invests primarily in operationally-critical, single-tenant commercial real estate properties located in the United States and Europe that are leased on a long-term basis. We earn revenue principally by leasing the properties we own to companies on a triple-net lease basis, which generally requires each tenant to pay the costs associated with operating and maintaining the property.

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

Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Europe, which are leased to companies on a triple-net lease basis. At September 30, 2025, our portfolio was comprised of our full or partial ownership interests in 1,662 properties, totaling approximately 183 million square feet, substantially all of which were net leased to 373 tenants, with a weighted-average lease term of 12.1 years and an occupancy rate of 97.0%. In addition, at September 30, 2025, our portfolio was comprised of 47 operating properties, including 42 self-storage properties, four hotels, and one student housing property, totaling approximately 3.4 million square feet.

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

W. P. Carey 9/30/2025 10-Q – 9

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

During the nine months ended September 30, 2025, we had a net decrease of three entities classified as a VIEs, primarily due to the completion of certain tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchange”) and the liquidation of an unconsolidated investment in equity securities, partially offset by committing to certain joint venture construction projects (Note 5).

At September 30, 2025 and December 31, 2024, we considered 11 and 14 entities, respectively, to be VIEs, of which we consolidated seven and nine, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	September 30, 2025	December 31, 2024
Land, buildings and improvements — net lease and other	$122,180	$468,484
Net investments in finance leases and loans receivable	166,734	144,103
In-place lease intangible assets and other	9,537	67,764
Above-market rent intangible assets	4,040	3,757
Accumulated depreciation and amortization	(22,150)	(19,391)
Total assets	286,895	671,402

Non-recourse mortgages, net	$—	$47,853
Below-market rent intangible liabilities, net	25	25
Total liabilities	16,508	72,521

At September 30, 2025 and December 31, 2024, our four and five unconsolidated VIEs, respectively, included our interests in (i) two unconsolidated real estate investments, which we account for under the equity method of accounting (we do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities), (ii) one and two unconsolidated investments in equity securities, respectively, which we accounted for as investments in shares of the entities at fair value, and (iii) one construction loan investment, which we accounted for as a secured loan receivable. As of September 30, 2025, and December 31, 2024, the net carrying amount of our investments in these entities was $490.0 million and $576.2 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

Revenue Recognition

There have been no significant changes in our policies for revenue from contracts under ASC 606 from what was disclosed in the 2024 Annual Report. ASC 606 does not apply to our lease revenues, which constitute a majority of our revenues, but primarily applies to (i) revenues generated from our hotel operating properties and (ii) investment management revenues. Revenue from contracts primarily represented hotel operating property revenues of $10.7 million and $11.6 million for the three months ended September 30, 2025 and 2024, respectively, and $29.0 million and $34.1 million for the nine months ended September 30, 2025 and 2024, respectively, generated from five hotels located in the United States (one of which was sold during the second quarter of 2024). Investment management revenue from contracts under ASC 606 is discussed in Note 3.

W. P. Carey 9/30/2025 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)
Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$249,029	$640,373
Restricted cash (a)	100,547	50,328
Total cash and cash equivalents and restricted cash	$349,576	$690,701
__________
(a)Restricted cash is included within Other assets, net on our consolidated balance sheets. Amounts as of September 30, 2025 and December 31, 2024 included $64.1 million and $14.6 million, respectively, of proceeds from certain dispositions, which were held by an intermediary and were designated for future 1031 Exchange transactions.

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

The following tables present a summary of revenue earned and reimbursable costs received/accrued from NLOP and CESH for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Asset management revenue (a) (b)	$1,218	$1,557	$3,872	$5,136
Administrative reimbursements (a) (c)	1,000	1,000	3,000	3,000
Reimbursable costs from affiliates (a) (c)	69	51	208	171
	$2,287	$2,608	$7,080	$8,307

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NLOP	$2,121	$2,465	$6,590	$7,868
CESH	166	143	490	439
	$2,287	$2,608	$7,080	$8,307
__________
(a)Amounts represent revenues from contracts under ASC 606.
(b)Included within Asset management revenue in the consolidated statements of income.
(c)Included within Other advisory income and reimbursements in the consolidated statements of income.

W. P. Carey 9/30/2025 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)
The following table presents a summary of amounts due from affiliates, which are included within Other assets, net in the consolidated financial statements (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable	$498	$462
Asset management fees receivable	473	554
Reimbursable costs	64	73
	$1,035	$1,089

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

Other Transactions with Affiliates and Related Parties

Captive Insurance Company

In March 2025, we formed a wholly owned captive insurance company, which commenced operations in May 2025 and insures a portion of the North American real property portfolios of each of NLOP and us. Annual property insurance premiums from NLOP properties (commencing May 1, 2025) total $0.7 million, of which we recognized $0.2 million and $0.3 million for the three and nine months ended September 30, 2025, respectively, which is included in Other gains and (losses) in the consolidated financial statements. Our captive insurance company does not have a material impact on our consolidated financial statements.

Other

At September 30, 2025, we owned interests in nine jointly owned investments in real estate, with the remaining interests held by third parties. We consolidate six such investments and account for the remaining three investments under the equity method of accounting (Note 7). In addition, we owned limited partnership units of CESH at that date. We elected to account for our investment in CESH under the fair value option (Note 7).

W. P. Carey 9/30/2025 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)
Note 4. Land, Buildings and Improvements, and Assets Held for Sale

Land, Buildings and Improvements — Net Lease and Other

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	September 30, 2025	December 31, 2024
Land	$2,775,127	$2,398,409
Buildings and improvements	11,215,500	10,388,418
Real estate under construction	65,772	56,042
Less: Accumulated depreciation	(1,951,796)	(1,701,892)
	$12,104,603	$11,140,977

During the nine months ended September 30, 2025, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro increased by 13.0% to $1.1741 from $1.0389. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements — net lease and other increased by $433.3 million from December 31, 2024 to September 30, 2025.

During the nine months ended September 30, 2025, we reclassified a portfolio of 26 properties classified as Land, buildings and improvements — net lease and other to Net investments in finance leases and loans receivable since we entered into an agreement to sell the properties to the tenant. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $121.0 million from December 31, 2024 to September 30, 2025 (Note 5). These properties were sold in June 2025.

During the nine months ended September 30, 2025, we reclassified a property classified as Land, buildings and improvements — net lease and other to Net investments in finance leases and loans receivable since we entered into an agreement to sell the property to the tenant. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $3.5 million from December 31, 2024 to September 30, 2025 (Note 5). This property was sold in July 2025.

On September 1, 2024, we entered into net lease agreements for certain self-storage properties previously classified as operating properties. On April 1, 2025, two of these net leases commenced; on July 1, 2025, one of these net leases commenced; and on August 1, 2025, one of these net leases commenced. As a result, on those dates, we reclassified four self-storage properties with an aggregate carrying value of $51.3 million from Land, buildings and improvements — operating properties to Land, buildings and improvements — net lease and other. Effective as of those times, we began recognizing lease revenues from these properties, whereas previously we recognized operating property revenues and expenses from these properties.

In connection with changes in lease classifications due to extensions of the underlying leases, we reclassified three properties with an aggregate carrying value of $15.0 million from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other during the nine months ended September 30, 2025 (Note 5).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $78.6 million and $74.8 million for the three months ended September 30, 2025 and 2024, respectively, and $231.3 million and $219.0 million for the nine months ended September 30, 2025 and 2024, respectively.

W. P. Carey 9/30/2025 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)
Acquisitions of Real Estate

During the nine months ended September 30, 2025, we entered into the following investments, which were deemed to be real estate asset acquisitions (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs
Various, United States (a)	59	2/26/2025	Industrial, Warehouse	$136,022
Various, United States (b)	4	3/3/2025	Retail	8,474
Mishawaka, Indiana	1	3/26/2025	Specialty (Healthcare)	31,762
Various, Germany (3 properties) and La Garriga, Spain (c)	4	4/11/2025	Industrial	42,981
Santa Fe Springs, California	1	4/23/2025	Warehouse	128,043
Various, Italy (7 properties) and Málaga and Burgos, Spain (c)	9	5/13/2025	Industrial	73,280
Chattanooga, Tennessee	1	6/16/2025	Industrial	20,247
Newark, New Jersey and Boston, Massachusetts	2	6/17/2025	Industrial	101,856
San Francisco, California	1	7/11/2025	Industrial	49,604
Various, United States (d)	8	7/11/2025; 8/28/2025	Retail	15,796
Loughborough and Ilkeston, United Kingdom (c)	2	7/16/2025	Retail	68,308
Houston, Texas	1	7/31/2025	Industrial	18,357
Various, France (3 properties) and Medina del Campo, Spain (c)	4	7/31/2025	Industrial	56,388
Various, Italy (c)	35	8/6/2025	Industrial, Warehouse	81,900
Monterrey and San Juan del Rio, Mexico	4	8/26/2025	Industrial	44,033
Mesquite, Texas	1	9/18/2025	Industrial	92,271
Kissimmee, Florida	1	9/23/2025	Retail	14,338
Toronto and Markham, Canada; and Lee’s Summit, Missouri (c)	3	9/24/2025	Industrial	67,170
	141			$1,050,830
__________
(a)This investment includes properties located across 13 U.S. states.
(b)This investment includes properties located across three U.S. states.
(c)Amount reflects the applicable exchange rate on the date of transaction.
(d)This investment includes properties located across four U.S. states.

The aggregate purchase price allocation for investments disclosed above is as follows (dollars in thousands):

Total Capitalized Costs
Land	$321,370
Buildings and improvements	585,385
Intangible assets and liabilities:
In-place lease (weighted-average expected life of 17.1 years)	156,792
Above-market rent (expected life of 15.5 years)	14,059
Below-market rent (expected life of 5.7 years)	(3,061)
Prepaid rent liabilities	(23,715)
$1,050,830

W. P. Carey 9/30/2025 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)
Real Estate Under Construction — Net Lease and Operating Properties

During the nine months ended September 30, 2025, we capitalized real estate under construction totaling $62.0 million. The number of construction projects in progress with balances included in real estate under construction was five and four as of September 30, 2025 and December 31, 2024, respectively. Aggregate unfunded commitments totaled approximately $59.4 million and $72.1 million as of September 30, 2025 and December 31, 2024, respectively.

During the nine months ended September 30, 2025, we completed the following construction projects (dollars in thousands):

Property Location(s)	Primary Transaction Type	Number of Properties	Date of Completion	Property Type	Total Capitalized Costs
Galeras, Mexico	Expansion	1	6/26/2025	Industrial	$4,843
Bedford, Massachusetts	Redevelopment	1	7/22/2025	Research and Development	42,059
		2			$46,902

During the nine months ended September 30, 2025, we committed to fund three construction projects totaling $47.7 million. We currently expect to complete these projects in 2026.

Capitalized interest incurred during construction was $0.2 million for both the three months ended September 30, 2025 and 2024, and $0.8 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively, which reduces Interest expense in the consolidated statements of income.

Dispositions of Properties

During the nine months ended September 30, 2025, we sold 21 properties, which were classified as Land, buildings and improvements — net lease and other. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $158.6 million from December 31, 2024 to September 30, 2025 (Note 14).

Other Lease-Related Income

2025 — For the three and nine months ended September 30, 2025, other lease-related income on our consolidated statements of income included: (i) lease termination income of $2.9 million and $10.3 million, respectively, and (ii) other lease-related settlements totaling $0.3 million and $4.7 million, respectively.

2024 — For the three and nine months ended September 30, 2024, other lease-related income on our consolidated statements of income included: (i) other lease-related settlements totaling $5.1 million and $15.8 million, respectively, and (ii) lease termination income of $2.3 million for both the three and nine months ended September 30, 2024.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease income — fixed	$333,265	$299,180	$969,537	$873,063
Lease income — variable (a)	38,822	34,859	120,513	107,331
Total operating lease income	$372,087	$334,039	$1,090,050	$980,394
__________
(a)Includes (i) rent increases based on changes in the U.S. Consumer Price Index (CPI) and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

W. P. Carey 9/30/2025 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)
Land, Buildings and Improvements — Operating Properties

At September 30, 2025, Land, buildings and improvements — operating properties consisted of our investments in 42 self-storage properties, four hotels, and one student housing property. At December 31, 2024, Land, buildings and improvements — operating properties consisted of our investments in 78 self-storage properties, four hotels, and two student housing properties. Below is a summary of our Land, buildings and improvements — operating properties (in thousands):

	September 30, 2025	December 31, 2024
Land	$74,893	$144,871
Buildings and improvements	551,475	1,053,805
Less: Accumulated depreciation	(80,747)	(100,575)
	$545,621	$1,098,101

During the nine months ended September 30, 2025, the U.S. dollar weakened against the British pound sterling, resulting in an increase of $6.9 million in the carrying value of our Land, buildings and improvements — operating properties from December 31, 2024 to September 30, 2025.

As described above under Land, Buildings and Improvements — Net Lease and Other, on September 1, 2024, we entered into net lease agreements for certain self-storage properties previously classified as operating properties. On April 1, 2025, two of these net leases commenced; on July 1, 2025, one of these net leases commenced; and on August 1, 2025, one of these net leases commenced. As a result, on those dates, we reclassified four self-storage properties with an aggregate carrying value of $51.3 million from Land, buildings and improvements — operating properties to Land, buildings and improvements — net lease and other. Effective as of those times, we began recognizing lease revenues from these properties, whereas previously we recognized operating property revenues and expenses from these properties.

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements attributable to operating properties was $5.2 million and $7.1 million for the three months ended September 30, 2025 and 2024, respectively, and $19.0 million and $21.8 million for the nine months ended September 30, 2025 and 2024, respectively.

Dispositions of Properties

During the nine months ended September 30, 2025, we sold 32 self-storage operating properties and one student housing operating property, which were classified as Land, buildings and improvements — operating properties. As a result, the carrying value of our Land, buildings and improvements — operating properties decreased by $484.7 million from December 31, 2024 to September 30, 2025 (Note 14).

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	September 30, 2025	December 31, 2024
Land, buildings and improvements — net lease and other	$12,960	$—
Accumulated depreciation and amortization	(4,898)	—
Assets held for sale, net	$8,062	$—

At September 30, 2025, we had three properties classified as Assets held for sale, net, with an aggregate carrying value of $8.1 million. Two of these properties were sold in October 2025 (Note 15).

W. P. Carey 9/30/2025 10-Q – 16

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

Finance Receivables

Net investments in finance leases and loans receivable are summarized as follows (in thousands):

	Maturity Date	September 30, 2025	December 31, 2024
Sale-leaseback transactions accounted for as loans receivable (a)	2038 – 2057	$839,858	$451,813
Net investments in direct financing leases (b)	2026 – 2036	264,724	277,698
Secured loans receivable (c)	2025	34,692	31,857
Net investments in sales-type leases (c)	2057	10,582	36,891
		$1,149,856	$798,259
__________
(a)These investments are accounted for as loans receivable in accordance with ASC 310, Receivables and ASC 842, Leases. Maturity dates reflect the current lease maturity dates. Amounts are net of allowance for credit losses of $31.7 million and $14.3 million as of September 30, 2025 and December 31, 2024, respectively.
(b)Amounts are net of allowance for credit losses, as disclosed below under Net Investments in Direct Financing Leases.
(c)These investments are assessed for credit loss allowances but no such allowances were recorded as of September 30, 2025 or December 31, 2024.

During the nine months ended September 30, 2025, the U.S. dollar weakened against the euro, resulting in a $40.1 million increase in the carrying value of Net investments in finance leases and loans receivable from December 31, 2024 to September 30, 2025.

Income from finance leases and loans receivable is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sale-leaseback transactions accounted for as loans receivable	$17,860	$5,703	$38,157	$15,224
Net investments in direct financing leases	7,549	8,607	22,900	26,299
Secured loans receivable	668	556	1,916	2,521
Net investments in sales-type leases	421	846	1,259	12,422
	$26,498	$15,712	$64,232	$56,466

Loans Receivable

During the nine months ended September 30, 2025, we entered into the following sale-leasebacks, which were deemed to be loan receivables in accordance with ASC 310, Receivables and ASC 842, Leases (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Investment
Blytheville, Arkansas (a)	1	3/27/2025	Industrial	$91,910
McDonald, Tennessee	1	6/27/2025	Industrial	166,060
Various, United Kingdom (3 properties), Czech Republic (2 properties), and Slovakia (1 property) (b)	6	7/3/2025	Industrial	103,380
	8			$361,350
__________

W. P. Carey 9/30/2025 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
(a)In connection with this acquisition, we capitalized (i) land lease right-of-use assets totaling $1.5 million, which are included within In-place lease intangible assets and other on our consolidated balance sheets, and (ii) operating lease liabilities totaling $1.5 million, which are included within Accounts payable, accrued expenses and other liabilities on our consolidated balance sheets.
(b)Amount reflects the applicable exchange rate on the date of transaction.

On May 22, 2025, we committed to fund two construction projects totaling approximately $120.3 million on a consolidated basis (of which our proportionate share is approximately $108.3 million), for concert venues located in Austin, Texas, and Portland, Oregon, which we expect to be completed in 2026 and 2027, respectively. We own a 90% controlling interest in both investments, which we consolidate. In connection with these projects, and in accordance with ASC 310, Receivables and ASC 842, Leases, during the nine months ended September 30, 2025 we capitalized land and buildings totaling $22.5 million, which is recorded in Net investments in finance leases and loans receivable in our consolidated financial statements. Our joint-venture partner contributed $2.9 million and $11.5 million to the projects during the three and nine months ended September 30, 2025, respectively, including a non-cash contribution of land for $3.9 million during the second quarter of 2025, which is reflected in Noncontrolling interests in our consolidated financial statements.

At September 30, 2025, the following construction loans are accounted for as secured loan receivables for accounting purposes in accordance with the acquisition, development and construction arrangement sub-section of ASC 310, Receivables (in thousands):

Location/Description	Funded Year to Date	Loan Maturity Date (a)	Total Funded as of
			September 30, 2025	December 31, 2024
Las Vegas, Nevada (retail)	$1,080	Dec. 2025	$17,891	$16,811
Las Vegas, Nevada (mixed use)	1,755	Nov. 2025	16,801	15,046
	$2,835		$34,692	$31,857
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

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	September 30, 2025	December 31, 2024
Lease payments receivable	$154,150	$178,639
Unguaranteed residual value	244,832	273,502
	398,982	452,141
Less: unearned income	(127,099)	(150,383)
Less: allowance for credit losses (a)	(7,159)	(24,060)
	$264,724	$277,698
__________
(a)During the nine months ended September 30, 2025 and 2024, we recorded a net allowance for credit losses of $5.8 million and a net allowance for credit losses of $2.2 million, respectively, on our net investments in direct financing leases due to changes in expected economic conditions, which was included within Other gains and (losses) in our consolidated statements of income. In addition, during the nine months ended September 30, 2025, we reduced the allowance for credit losses balance by $22.7 million, in connection with the reclassification of certain properties from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other, as described below.

W. P. Carey 9/30/2025 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)
During the nine months ended September 30, 2025, we reclassified three properties with an aggregate carrying value of $15.0 million from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other in connection with changes in lease classifications due to extensions of the underlying leases.

Net Investments in Sales-Type Leases

On June 18, 2025, we entered into an agreement to sell a property located in Windsor, Connecticut, to the tenant occupying the property, and due diligence for the sale was completed on July 16, 2025. In accordance with ASC 842, Leases, we reclassified this net-lease asset to net investments in sales-type leases for $6.5 million on our consolidated balance sheets, since this agreement resulted in a lease modification. In connection with this transaction, we reclassified the following amounts to Net investments in finance leases and loans receivable: (i) $4.4 million from Land, buildings and improvements — net lease and other, (ii) $0.2 million from Other assets, net, and (iii) $0.9 million from Accumulated depreciation and amortization. We recognized an aggregate Gain on sale of real estate, net, of $2.8 million during the three and nine months ended September 30, 2025 related to this transaction. This property was sold in July 2025. As a result, the carrying value of Net investments in finance leases and loans receivable decreased by $6.5 million.

On May 21, 2025, we entered into an agreement to sell our portfolio of 26 funeral homes located in Spain to the tenant occupying the properties. In accordance with ASC 842, Leases, we reclassified these net-lease assets to net investments in sales-type leases totaling $162.0 million on our consolidated balance sheets (based on the estimated purchase price and the foreign currency exchange rate of the euro on the agreement date), since this agreement resulted in a lease modification. In connection with this transaction, we reclassified the following amounts to Net investments in finance leases and loans receivable: (i) $129.7 million from Land, buildings and improvements — net lease and other, (ii) $20.3 million from In-place lease intangible assets and other, and (iii) $11.0 million from Accumulated depreciation and amortization. We recognized an aggregate Gain on sale of real estate, net, of $19.0 million during the three and nine months ended September 30, 2025 related to this transaction, reflecting balances of $0.5 million within Deferred income taxes and $4.5 million within Accounts payable, accrued expenses and other liabilities for this investment. This portfolio was sold in June 2025. As a result, the carrying value of Net investments in finance leases and loans receivable decreased by $162.0 million.

During the nine months ended September 30, 2025, we completed the sale of two properties located in the Netherlands to the tenant occupying the properties, which was accounted for as net investments in sales-type leases and included in Net investments in finance leases and loans receivable. As a result, the carrying value of Net investments in finance leases and loans receivable decreased by $16.6 million from December 31, 2024 to September 30, 2025 (Note 14). We had previously entered into an agreement to sell the properties to the tenant occupying the properties during the third quarter of 2024. We recognized an aggregate Gain on sale of real estate, net, of $6.4 million during the three and nine months ended September 30, 2024, related to this transaction.

During the nine months ended September 30, 2025, we completed the sale of a property located in Nagold, Germany, to the tenant occupying the property, which was accounted for as net investments in sales-type leases and included in Net investments in finance leases and loans receivable. As a result, the carrying value of Net investments in finance leases and loans receivable decreased by $18.7 million from December 31, 2024 to September 30, 2025 (Note 14). The tenant had previously provided notice of its intention to exercise its option to repurchase the property during the fourth quarter of 2023. No gain or loss on sale of real estate was recognized related to this transaction.

Prior to the reclassifications of certain properties to net investments in sales-type leases, earnings from such investments were recognized in Lease revenues in the consolidated financial statements.

Net investments in sales-type leases is summarized as follows (in thousands):

	September 30, 2025	December 31, 2024
Lease payments receivable	$38,490	$36,938
Unguaranteed residual value	10,500	—
	48,990	36,938
Less: unearned income	(38,408)	(47)
	$10,582	$36,891

W. P. Carey 9/30/2025 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)
Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both September 30, 2025 and December 31, 2024, no material balances of our finance receivables were past due. Other than the lease extensions noted under Net Investments in Direct Financing Leases above, there were no material modifications of finance receivables during the nine months ended September 30, 2025.

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

A summary of our finance receivables by internal credit quality rating, excluding our allowance for credit losses, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
1 – 3	17	18	$750,208	$575,361
4	8	7	438,520	254,864
5	—	1	—	6,411
			$1,188,728	$836,636

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

Net lease intangibles recorded in connection with property acquisitions during the nine months ended September 30, 2025 are described in Note 4.

Goodwill increased by $19.1 million during the nine months ended September 30, 2025 due to foreign currency translation adjustments.

W. P. Carey 9/30/2025 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)
Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$3,554	$(1,417)	$2,137	$2,778	$(999)	$1,779
	3,554	(1,417)	2,137	2,778	(999)	1,779
Lease Intangibles:
In-place lease	2,256,434	(984,809)	1,271,625	2,157,163	(938,574)	1,218,589
Above-market rent	671,501	(491,435)	180,066	665,495	(481,355)	184,140
	2,927,935	(1,476,244)	1,451,691	2,822,658	(1,419,929)	1,402,729
Goodwill
Goodwill	986,967	—	986,967	967,843	—	967,843
Total intangible assets	$3,918,456	$(1,477,661)	$2,440,795	$3,793,279	$(1,420,928)	$2,372,351

Finite-Lived Intangible Liabilities
Below-market rent	$(203,165)	$91,826	$(111,339)	$(197,971)	$78,140	$(119,831)
Total intangible liabilities	$(203,165)	$91,826	$(111,339)	$(197,971)	$78,140	$(119,831)

During the nine months ended September 30, 2025, the U.S. dollar weakened against the euro, resulting in an increase of $44.6 million in the carrying value of our net intangible assets from December 31, 2024 to September 30, 2025. See Note 5 for a description of intangible assets reclassified to net investments in sales-type leases during the nine months ended September 30, 2025.

Net amortization of intangibles, including the effect of foreign currency translation, was $44.8 million and $38.6 million for the three months ended September 30, 2025 and 2024, respectively, and $133.0 million and $143.3 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of internal-use software development and in-place lease intangibles is included in Depreciation and amortization.

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

W. P. Carey 9/30/2025 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)
The following table sets forth our ownership interests in our equity method investments and their respective carrying values (dollars in thousands):

		Carrying Value at
Lessee/Fund/Description	Ownership Interest	September 30, 2025	December 31, 2024
Las Vegas Retail Complex (a) (b)	47.50%	$252,412	$248,972
Kesko Senukai (c)	70.00%	33,792	26,773
Harmon Retail Corner (b)	15.00%	23,725	24,169
CESH (d)	2.43%	1,244	1,201
		$311,173	$301,115
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

We received aggregate distributions of $16.0 million and $13.0 million from our unconsolidated real estate investments for the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025 and December 31, 2024, the aggregate unamortized basis differences on our unconsolidated real estate investments were $15.5 million and $16.5 million, respectively. We did not receive distributions from CESH during the nine months ended September 30, 2025 and 2024.

Las Vegas Retail Complex

On June 10, 2021, we entered into an agreement to fund a construction loan of approximately $261.9 million (as of September 30, 2025) for a retail complex in Las Vegas, Nevada. The loan maturity date is June 30, 2026 and the borrower retains additional one-year extension options. Through September 30, 2025, we funded $250.9 million, including $3.2 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2025, $5.0 million of this construction loan was repaid to us (which is included in the aggregate distributions from our unconsolidated real estate investments described above). The outstanding principal on this loan was $245.9 million as of September 30, 2025.

On February 27, 2025, we exercised our option to purchase a 47.50% ownership interest in the partnership that owns the Las Vegas Retail Complex for $5.0 million. Effective as of that date, we began recognizing our proportionate share of revenues and expenses from this jointly owned investment.

Equity income from this investment (including interest income from the construction loan and our proportionate share of earnings from the 47.50% equity interest) was $10.2 million and $13.5 million for the nine months ended September 30, 2025 and 2024, respectively, which was recognized within Earnings from equity method investments in our consolidated statements of income.

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

W. P. Carey 9/30/2025 10-Q – 22

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

We recognized non-cash unrealized losses on our investment in shares of Lineage of $22.6 million and $43.6 million during the three months ended September 30, 2025 and 2024, respectively, and $91.7 million and $43.6 million during the nine months ended September 30, 2025 and 2024, respectively, due to a lower closing share price, which was recorded within Other gains and (losses) in the consolidated financial statements. In addition, during the nine months ended September 30, 2025 and 2024, we recognized dividends of $8.4 million and $5.1 million, respectively, from our investment in shares of Lineage, which was recorded within Non-operating income in the consolidated financial statements. The fair value of this investment was $179.2 million and $270.9 million at September 30, 2025 and December 31, 2024, respectively.

W. P. Carey 9/30/2025 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)
We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the nine months ended September 30, 2025 or 2024. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		September 30, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2 and 3	$6,943,940	$6,772,034	$6,505,907	$6,232,889
Non-recourse mortgages, net (a) (b) (d)	3	191,387	192,323	401,821	400,508
__________
(a)The carrying value of Senior Unsecured Notes, net (Note 10) includes unamortized deferred financing costs of $30.8 million and $30.2 million at September 30, 2025 and December 31, 2024, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $0.4 million and $0.5 million at September 30, 2025 and December 31, 2024, respectively.
(b)The carrying value of Senior Unsecured Notes, net includes unamortized discount of $31.3 million and $29.9 million at September 30, 2025 and December 31, 2024, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $2.8 million and $4.4 million at September 30, 2025 and December 31, 2024, respectively.
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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility and Unsecured Term Loan due 2029 (Note 10), but excluding finance receivables (Note 5), had fair values that approximated their carrying values at both September 30, 2025 and December 31, 2024.

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

The following tables present information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended September 30,
	2025		2024
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$81,377	$19,474	$—	$—
		$19,474		$—

W. P. Carey 9/30/2025 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	2025		2024
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$98,408	$30,677	$75,944	$15,752
		$30,677		$15,752

Impairment charges, and their related triggering events and fair value measurements, recognized during the three and nine months ended September 30, 2025, and 2024 were as follows:

Real Estate

The impairment charges described below are reflected within Impairment charges — real estate in our consolidated statements of income.

2025 — During the three and nine months ended September 30, 2025, we recognized impairment charges totaling $19.5 million and $30.7 million on ten and 12 properties, respectively, in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices. Seven of these properties were self-storage operating properties, five of which were sold in October 2025 (Note 15). Two of these properties were classified as held for sale as of September 30, 2025 (Note 4), one of which was sold in October 2025 (Note 15).

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

W. P. Carey 9/30/2025 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)
Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2024 Annual Report. At both September 30, 2025 and December 31, 2024, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Foreign currency collars	Other assets, net	$1,832	$21,556	$—	$—
Interest rate swaps	Other assets, net	63	250	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(15,000)	(50)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(3,194)	(848)
		1,895	21,806	(18,194)	(898)
Derivatives Not Designated as Hedging Instruments
Foreign currency collars	Other assets, net	9	1,696	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(2,414)	—
		9	1,696	(2,414)	—
Total derivatives		$1,904	$23,502	$(20,608)	$(898)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2025	2024	2025	2024
Foreign currency collars	$4,321	$(11,750)	$(34,674)	$(6,090)
Interest rate swaps	3,354	(1,557)	(2,367)	(374)
Total	$7,675	$(13,307)	$(37,041)	$(6,464)

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Foreign currency collars	Non-operating income	$(1,138)	$2,520	$4,833	$7,586
Interest rate swaps	Interest expense	(41)	406	593	1,935
Total		$(1,179)	$2,926	$5,426	$9,521
__________
(a)Excludes net gains of $0.1 million and net losses of $0.4 million recognized on unconsolidated jointly owned investments for the three months ended September 30, 2025 and 2024, respectively, and net gains of $0.2 million and net losses of $1.0 million for the nine months ended September 30, 2025 and 2024, respectively.

W. P. Carey 9/30/2025 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)
Amounts reported in Other comprehensive income (loss) related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Non-operating income when the hedged foreign currency contracts are settled. As of September 30, 2025, we estimate that an additional $1.4 million and $2.8 million of losses will be reclassified as Interest expense and Non-operating income, respectively, during the next 12 months.

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Foreign currency collars	Non-operating income	$(383)	$(892)	$(4,194)	$484
Interest rate swaps	Interest expense	20	(434)	(654)	(2,021)
Derivatives Not in Cash Flow Hedging Relationships
Foreign currency collars	Other gains and (losses)	913	(332)	(4,102)	185
Total		$550	$(1,658)	$(8,950)	$(1,352)

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

The interest rate swaps that our consolidated subsidiaries had outstanding at September 30, 2025 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2025 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	2	270,000	GBP	$(1,741)
Interest rate swaps	4	529,965	EUR	(1,453)
Interest rate swap	1	11,392	USD	63
				$(3,131)
__________
(a)Fair value amounts are based on the exchange rate of the euro at September 30, 2025, as applicable.

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

W. P. Carey 9/30/2025 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)
The following table presents the foreign currency collars that we had outstanding at September 30, 2025 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2025
Designated as Cash Flow Hedging Instruments
Foreign currency collars	39	252,000	EUR	$(13,302)
Foreign currency collars	14	12,240	GBP	135
Not Designated as Cash Flow Hedging Instruments
Foreign currency collars	5	35,000	EUR	(2,406)
				$(15,573)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2025. At September 30, 2025, our total credit exposure and the maximum exposure to any single counterparty was $0.2 million and $0.1 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2025, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $20.6 million and $0.9 million at September 30, 2025 and December 31, 2024, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at September 30, 2025 or December 31, 2024, we could have been required to settle our obligations under these agreements at their aggregate termination value of $20.8 million and $0.9 million, respectively.

Net Investment Hedges

Certain borrowings under our Senior Unsecured Notes, Unsecured Revolving Credit Facility, and Unsecured Term Loans (all as defined in Note 10) denominated in euro, British pounds sterling, Norwegian krone, or Japanese yen are designated as, and are effective as, economic hedges of our net investments in foreign entities.

Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our designated borrowings under our euro-denominated senior notes and changes in the value of our euro, British pounds sterling, Norwegian krone, Japanese yen, and Canadian dollar borrowings under our Senior Unsecured Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. Such gains (losses) related to non-derivative net investment hedges were $1.3 million and $(184.9) million for the three months ended September 30, 2025 and 2024, respectively, and $(488.4) million and $(59.1) million for the nine months ended September 30, 2025 and 2024, respectively.

W. P. Carey 9/30/2025 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)
Note 10. Debt

Term Loan Agreement

On March 31, 2025, we refinanced our €500.0 million term loan (our “Unsecured Term Loan due 2029”), extending the maturity date by three years to April 24, 2029, with an option to extend the term loan by up to an additional year, subject to certain customary conditions. Pursuant to the credit agreement, the Unsecured Term Loan due 2029 borrowing rate at September 30, 2025 was 80 basis points over EURIBOR. In conjunction with the refinancing of the Unsecured Term Loan due 2029, we executed variable-to-fixed interest rate swaps that fix the floating rate component of the per annum interest rate at 2.00% through the end of 2027, for a total annual interest rate of approximately 2.80% as of September 30, 2025 (inclusive of the current spread). The Unsecured Term Loan due 2029 is incorporated into the Senior Unsecured Credit Facility, which is described below.

Senior Unsecured Credit Facility

As of both September 30, 2025 and December 31, 2024, we had a multi-currency senior unsecured credit facility, comprised of (i) a $2.0 billion unsecured revolving credit facility maturing on February 14, 2029 (our “Unsecured Revolving Credit Facility”), (ii) a £270.0 million term loan maturing on February 14, 2028 (our “GBP Term Loan due 2028”), and (iii) a €215.0 million term loan maturing on February 14, 2028 (our “EUR Term Loan due 2028”). We have an option to extend each of these term loans by up to an additional year, subject to certain customary conditions. The GBP Term Loan due 2028 borrowing rate at September 30, 2025 was 80 basis points over SONIA. On March 31, 2025, we executed variable-to-fixed interest rate swaps that fix the floating rate component of the per annum interest rate on our GBP Term Loan due 2028 at 3.92% through the end of 2027, for a total annual interest rate of approximately 4.72% as of September 30, 2025 (inclusive of the current spread). We refer to these term loans collectively as the “Unsecured Term Loans due 2028.” We refer to our Unsecured Term Loan due 2029 and Unsecured Term Loans due 2028 collectively as our “Unsecured Term Loans.” We refer to our Unsecured Revolving Credit Facility and our Unsecured Term Loans collectively as our “Senior Unsecured Credit Facility.”

As of September 30, 2025, the aggregate principal amount (of revolving and term loans) available under the Senior Unsecured Credit Facility was able to be increased up to an amount not to exceed the U.S. dollar equivalent of $4.35 billion, subject to the conditions to increase set forth in our credit agreement.

At September 30, 2025, our Unsecured Revolving Credit Facility had available capacity of approximately $1.6 billion (net of amounts reserved for standby letters of credit totaling $1.0 million). We currently incur an annual facility fee of 0.140% of the total commitment on our Unsecured Revolving Credit Facility based on (i) our credit ratings of BBB+ and Baa1, (ii) the “Leverage Ratio” (as defined in the credit agreement for our Senior Unsecured Credit Facility), and (iii) the achievement of certain sustainability key performance indicators (“KPIs”) agreed to under the credit agreement, which is included within Interest expense in our consolidated statements of income.

W. P. Carey 9/30/2025 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)
The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

Senior Unsecured Credit Facility	Interest Rate at September 30, 2025 (a)	Maturity Date at September 30, 2025	Principal Outstanding Balance at
			September 30, 2025	December 31, 2024
Unsecured Term Loans: (b)
Unsecured Term Loan due 2029 — borrowing in euros (c)	2.80%	4/24/2029	$587,050	$519,450
GBP Term Loan due 2028 — borrowing in British pounds sterling (d)	4.72%	2/14/2028	362,957	338,290
EUR Term Loan due 2028 — borrowing in euros	EURIBOR + 0.80%	2/14/2028	252,432	223,363
			1,202,439	1,081,103
Unsecured Revolving Credit Facility:
Borrowing in British pounds sterling	SONIA + 0.735%	2/14/2029	100,822	40,094
Borrowing in euros	EURIBOR + 0.735%	2/14/2029	86,884	—
Borrowing in Canadian dollars (e)	CORRA + 0.735%	2/14/2029	54,589	—
Borrowing in Norwegian krone (f)	NIBOR + 0.735%	2/14/2029	54,267	—
Borrowing in U.S. dollars (g)	SOFR + 0.735%	2/14/2029	42,000	—
Borrowing in Japanese yen (h)	TIBOR + 0.735%	2/14/2029	16,284	15,354
			354,846	55,448
			$1,557,285	$1,136,551
__________
(a)The applicable interest rate at September 30, 2025 was based on the credit ratings for our Senior Unsecured Notes of BBB+/Baa1, our Leverage Ratio, and the achievement of certain sustainability KPIs.
(b)Balance excludes unamortized discount of $7.6 million and $5.0 million at September 30, 2025 and December 31, 2024, respectively, and unamortized deferred financing costs of $0.4 million and $0.2 million at September 30, 2025 and December 31, 2024, respectively.
(c)Interest rate is subject to variable-to-fixed interest rate swaps that fix the floating rate component of the per annum interest rate at 2.00% through December 31, 2027. Upon maturity of the interest rate swaps, the Unsecured Term Loan due 2029 will be subject to a variable interest rate based on the Euro Interbank Offered Rate (EURIBOR).
(d)Interest rate is subject to variable-to-fixed interest rate swaps that fix the floating rate component of the per annum interest rate at 3.92% through December 31, 2027. Upon maturity of the interest rate swaps, the GBP Term Loan due 2028 will be subject to a variable interest rate based on the Sterling Overnight Index Average (SONIA).
(e)CORRA means Canadian Overnight Repo Rate Average.
(f)NIBOR means Norwegian Interbank Offered Rate.
(g)SOFR means Secured Overnight Financing Rate.
(h)TIBOR means Tokyo Interbank Offered Rate.

Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $7.0 billion at September 30, 2025 (the “Senior Unsecured Notes”).

On July 10, 2025, we completed an underwritten public offering of $400.0 million of 4.650% Senior Notes due 2030, at a price of 99.088% of par value. These 4.650% Senior Notes due 2030 have a five-year term and are scheduled to mature on July 15, 2030.

W. P. Carey 9/30/2025 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)
Interest on the Senior Unsecured Notes is payable annually or semi-annually in arrears. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 15 to 35 basis points (except for our 3.410% Senior Notes due 2029 and 3.700% Senior Notes due 2032, which are subject to different repayment provisions). The following table presents a summary of our Senior Unsecured Notes outstanding at September 30, 2025 (currency in thousands):

		Principal Amount	Coupon Rate	Maturity Date	Principal Outstanding Balance at
Senior Unsecured Notes, net	Issue Date				September 30, 2025	December 31, 2024
4.000% Senior Notes due 2025 (a)	1/26/2015	$450,000	4.000%	2/1/2025	$—	$450,000
2.250% Senior Notes due 2026	10/9/2018	€500,000	2.250%	4/9/2026	587,050	519,450
4.250% Senior Notes due 2026	9/12/2016	$350,000	4.250%	10/1/2026	350,000	350,000
2.125% Senior Notes due 2027	3/6/2018	€500,000	2.125%	4/15/2027	587,050	519,450
1.350% Senior Notes due 2028	9/19/2019	€500,000	1.350%	4/15/2028	587,050	519,450
3.850% Senior Notes due 2029	6/14/2019	$325,000	3.850%	7/15/2029	325,000	325,000
3.410% Senior Notes due 2029	9/28/2022	€150,000	3.410%	9/28/2029	176,115	155,835
0.950% Senior Notes due 2030	3/8/2021	€525,000	0.950%	6/1/2030	616,403	545,422
4.650% Senior Notes due 2030	7/10/2025	$400,000	4.650%	7/15/2030	400,000	—
2.400% Senior Notes due 2031	10/14/2020	$500,000	2.400%	2/1/2031	500,000	500,000
2.450% Senior Notes due 2032	10/15/2021	$350,000	2.450%	2/1/2032	350,000	350,000
4.250% Senior Notes due 2032	5/16/2024	€650,000	4.250%	7/23/2032	763,165	675,285
3.700% Senior Notes due 2032	9/28/2022	€200,000	3.700%	9/28/2032	234,820	207,780
2.250% Senior Notes due 2033	2/25/2021	$425,000	2.250%	4/1/2033	425,000	425,000
5.375% Senior Notes due 2034	6/28/2024	$400,000	5.375%	6/30/2034	400,000	400,000
3.700% Senior Notes due 2034	11/19/2024	€600,000	3.700%	11/19/2034	704,460	623,340
Total principal outstanding					7,006,113	6,566,012
Unamortized discount					(31,326)	(29,934)
Unamortized deferred financing costs					(30,847)	(30,171)
Total					$6,943,940	$6,505,907
__________
(a)In February 2025, we repaid our $450 million of 4.000% Senior Notes due 2025 at maturity.

Covenants

The credit agreements for our Senior Unsecured Credit Facility, each of the Senior Unsecured Notes, and certain of our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. There have been no significant changes in our debt covenants from what was disclosed in the 2024 Annual Report. We were in compliance with all of these covenants at September 30, 2025.

Non-Recourse Mortgages

At September 30, 2025, the weighted-average interest rate for our total non-recourse mortgage notes payable was 5.0% (all of which had fixed rates), with maturity dates ranging from December 2025 to February 2033.

Repayments

During the nine months ended September 30, 2025, we repaid non-recourse mortgage loans at or close to maturity with an aggregate principal balance of approximately $215.8 million. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 4.4%.

Foreign Currency Exchange Rate Impact

During the nine months ended September 30, 2025, the U.S. dollar weakened against the euro, resulting in an increase of $624.2 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2024 to September 30, 2025.

W. P. Carey 9/30/2025 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)
Scheduled Debt Principal Payments

Scheduled debt principal payments as of September 30, 2025 are as follows (in thousands):

Years Ending December 31,	Total
2025 (remainder)	$2,537
2026	1,028,291
2027	597,344
2028	1,278,104
2029	1,454,711
Thereafter through 2034	4,397,036
Total principal payments	8,758,023
Unamortized discount, net	(41,697)
Unamortized deferred financing costs	(31,687)
Total	$8,684,639

Certain amounts in the table above are based on the applicable foreign currency exchange rate at September 30, 2025.

Note 11. Commitments and Contingencies

At September 30, 2025, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. In addition, we capitalize our captive insurance company in accordance with applicable regulatory requirements (Note 3).

Note 12. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2024 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the three months ended September 30, 2025. We recorded stock-based compensation expense of $11.2 million and $13.5 million during the three months ended September 30, 2025 and 2024, respectively, and $31.2 million and $31.2 million during the nine months ended September 30, 2025 and 2024, respectively, which was included in Stock-based compensation expense in the consolidated financial statements.

Restricted and Conditional Awards

Nonvested restricted share awards (“RSAs”), restricted share units (“RSUs”), and performance share units (“PSUs”) at September 30, 2025 and changes during the nine months ended September 30, 2025 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2025	559,603	$70.26	551,533	$101.20
Granted (a)	302,514	57.55	227,702	74.78
Vested (b)	(235,029)	69.69	(239,291)	113.26
Forfeited	(11,236)	62.06	(5,595)	93.17
Adjustment (c)	—	—	195,174	69.46
Nonvested at September 30, 2025 (d)	615,852	$63.86	729,523	$87.08
__________

W. P. Carey 9/30/2025 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)
(a)The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period. To estimate the fair value of PSUs granted during the nine months ended September 30, 2025, we used a risk-free interest rate of 4.3%, an expected volatility rate of 21.5%, and assumed a dividend yield of zero.
(b)The grant date fair value of shares vested during the nine months ended September 30, 2025 was $43.5 million. Employees and non-employee directors have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At September 30, 2025 and December 31, 2024, we had an obligation to issue 1,335,115 and 1,391,456 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $80.2 million and $78.5 million, respectively.
(c)Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments at September 30, 2025 to reflect the number of shares expected to be issued when the PSUs vest.
(d)At September 30, 2025, total unrecognized compensation expense related to these awards was approximately $49.8 million, with an aggregate weighted-average remaining term of 1.8 years.

Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income — basic and diluted	$140,996	$111,698	$318,040	$413,816

Weighted-average shares outstanding — basic	220,562,909	220,221,366	220,511,825	220,149,886
Effect of dilutive securities	524,924	182,783	521,803	275,358
Weighted-average shares outstanding — diluted	221,087,833	220,404,149	221,033,628	220,425,244

For the three and nine months ended September 30, 2025 and 2024, potentially dilutive securities excluded from the computation of diluted earnings per share were insignificant.

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

W. P. Carey 9/30/2025 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)
Our ATM Forwards are presented below (gross offering proceeds at closing in thousands):

	Agreement Date	Shares Offered	Average Gross Offering Price	Average Gross Offering Proceeds at Closing	Outstanding Shares as of September 30, 2025
ATM Forwards (a)	5/1/2025	2,757,370	$67.91	$187,258	2,757,370
__________
(a)We sold shares under our ATM Forwards during the three and nine months ended September 30, 2025. We did not settle any of the shares sold and therefore did not receive any proceeds from such sales. See Note 15, Subsequent Events for sales through our ATM Forwards subsequent to September 30, 2025 and through the date of this Report.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30, 2025
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(24,354)	$(240,396)	$(264,750)
Other comprehensive income before reclassifications	6,634	(5,204)	1,430
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	1,138	—	1,138
Interest expense	41	—	41
Total	1,179	—	1,179
Net current period other comprehensive income	7,813	(5,204)	2,609
Net current period other comprehensive income attributable to noncontrolling interests	—	(81)	(81)
Ending balance	$(16,541)	$(245,681)	$(262,222)

	Three Months Ended September 30, 2024
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$15,963	$(268,603)	$(252,640)
Other comprehensive income before reclassifications	(10,816)	28,630	17,814
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(2,520)	—	(2,520)
Interest expense	(406)	—	(406)
Total	(2,926)	—	(2,926)
Net current period other comprehensive income	(13,742)	28,630	14,888
Net current period other comprehensive loss attributable to noncontrolling interests	—	(235)	(235)
Ending balance	$2,221	$(240,208)	$(237,987)

W. P. Carey 9/30/2025 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2025
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$20,274	$(270,506)	$(250,232)
Other comprehensive loss before reclassifications	(31,389)	25,308	(6,081)
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(4,833)	—	(4,833)
Interest expense	(593)	—	(593)
Total	(5,426)	—	(5,426)
Net current period other comprehensive loss	(36,815)	25,308	(11,507)
Net current period other comprehensive income attributable to noncontrolling interests	—	(483)	(483)
Ending balance	$(16,541)	$(245,681)	$(262,222)

	Nine Months Ended September 30, 2024
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$9,650	$(264,517)	$(254,867)
Other comprehensive income before reclassifications	2,092	24,268	26,360
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(7,586)	—	(7,586)
Interest expense	(1,935)	—	(1,935)
Total	(9,521)	—	(9,521)
Net current period other comprehensive income	(7,429)	24,268	16,839
Net current period other comprehensive loss attributable to noncontrolling interests	—	41	41
Ending balance	$2,221	$(240,208)	$(237,987)

See Note 9 for additional information on our derivatives activity recognized within Other comprehensive income (loss) for the periods presented.

Dividends Declared

During the third quarter of 2025, our board of directors declared a quarterly dividend of $0.910 per share, which was paid on October 15, 2025 to stockholders of record as of September 30, 2025.

During the nine months ended September 30, 2025, we declared dividends totaling $2.700 per share.

Note 13. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and nine months ended September 30, 2025 and 2024.

Certain of our subsidiaries have elected taxable REIT subsidiary (“TRS”) status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three and nine months ended September 30, 2025 and 2024.

W. P. Carey 9/30/2025 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)
Current income tax expense was $9.7 million and $10.6 million for the three months ended September 30, 2025 and 2024, respectively, and $32.4 million and $28.3 million for the nine months ended September 30, 2025 and 2024, respectively. Deferred income tax benefit (expense) was $1.2 million and $1.6 million for the three months ended September 30, 2025 and 2024, respectively, and $(0.8) million and $4.3 million for the nine months ended September 30, 2025 and 2024, respectively.

Note 14. Property Dispositions

All property dispositions are also discussed in Note 4 and Note 5.

2025 — During the three and nine months ended September 30, 2025, we sold 29 and 84 properties, respectively, for total proceeds, net of selling costs, of $483.0 million and $970.3 million, respectively, and recognized a net gain on these sales totaling $44.4 million and $141.0 million, respectively (inclusive of income taxes totaling $0.1 million and $4.9 million, respectively, recognized upon sale).

This disposition activity for the three and nine months ended September 30, 2025 includes the sale of 22 and 32 self-storage operating properties, respectively, for total proceeds, net of selling costs, of $340.8 million and $451.2 million, respectively, resulting in a net gain on these sales totaling $21.0 million and $34.9 million, respectively. In addition, disposition activity for the three and nine months ended September 30, 2025 includes the sale of a student housing operating property for proceeds, net of selling costs, of $77.8 million, resulting in a net gain on sale of $9.3 million.

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

Note 15. Subsequent Events

Acquisitions

In October 2025, we completed five acquisitions totaling approximately $169.7 million. They are as follows:

•$137.3 million for four inpatient rehabilitation facilities in the United States;
•$9.9 million for an industrial facility in San Juan del Rio, Mexico;
•$8.7 million for a food manufacturing facility in Delphos, Ohio;
•$7.9 million for four retail properties in the United States; and
•$5.9 million for one warehouse facility in Compton, California.

Dispositions

In October 2025, we sold seven properties for gross proceeds totaling approximately $58.3 million. Five of these properties were self-storage operating properties in the United States for gross proceeds totaling approximately $52.5 million (Note 4). Two of these properties were held for sale as of September 30, 2025 (Note 4).

Forward Equity

In October 2025, we sold 628,090 additional shares of common stock through our ATM Forwards at a weighted-average price of $68.66 per share for anticipated gross proceeds of approximately $43.1 million (Note 12).

W. P. Carey 9/30/2025 10-Q – 36

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

Financial Highlights

During the nine months ended September 30, 2025, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•We acquired 21 investments totaling $1.4 billion (Note 4, Note 5).
•We completed two construction projects totaling $46.9 million (Note 4).
•We acquired a 47.50% ownership interest in the partnership that owns the Las Vegas Retail Complex for $5.0 million (Note 7). In addition, we funded approximately $6.0 million for construction loans for projects in Las Vegas, Nevada, during the nine months ended September 30, 2025 (Note 5, Note 7).
•We committed to fund five new construction projects totaling $168.0 million (on a consolidated basis). We currently expect to complete these projects in 2026 and 2027 (Note 4, Note 5).

Dispositions

•We disposed of 84 properties for total proceeds, net of selling costs, of $970.3 million, including (i) 32 self-storage operating properties for total proceeds, net of selling costs, of $451.2 million, and (ii) one student housing operating property for proceeds, net of selling costs, of $77.8 million (Note 14).

Financing and Capital Markets Transactions

•In February 2025, we repaid our $450 million of 4.000% Senior Notes due 2025 at maturity (Note 10).
•On March 31, 2025, we refinanced our €500.0 million term loan, extending the maturity date by three years to April 2029 (our Unsecured Term Loan due 2029). In conjunction with this refinancing, we executed variable-to-fixed interest rate swaps that fix the floating rate component of the per annum interest rate at 2.00% through the end of 2027, for a total annual interest rate of approximately 2.80% as of September 30, 2025 (inclusive of the current spread) (Note 10).
•On March 31, 2025, we executed variable-to-fixed interest rate swaps that fix the floating rate component of the per annum interest rate on our £270.0 million GBP Term Loan due 2028 at 3.92% through the end of 2027, for a total annual interest rate of approximately 4.72% as of September 30, 2025 (inclusive of the current spread) (Note 10).
•We repaid non-recourse mortgage debt outstanding totaling $215.8 million with a weighted-average interest rate of 4.4% (Note 10).
•On July 10, 2025, we completed an underwritten public offering of $400.0 million of 4.650% Senior Notes due 2030, at a price of 99.088% of par value. These 4.650% Senior Notes due 2030 have a five-year term and are scheduled to mature on July 15, 2030 (Note 10).
•We sold 2,757,370 shares of common stock during the third quarter of 2025 through our ATM Forwards at a weighted-average gross price of $67.91 per share, for anticipated gross proceeds of approximately $187.3 million as of September 30, 2025 (Note 12). In October 2025, we sold 628,090 additional shares of common stock through our ATM Forwards at a weighted-average price of $68.66 per share for anticipated gross proceeds of approximately $43.1 million (Note 15). As of the date of this Report, all of these shares of common stock sold through our ATM Forwards remain unsettled.

W. P. Carey 9/30/2025 10-Q – 37

Dividends to Stockholders

We declared cash dividends totaling $2.700 per share during the nine months ended September 30, 2025, comprised of three quarterly dividends per share of $0.910, $0.900, and $0.890 (Note 12).

Consolidated Results

(in thousands, except shares)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$431,303	$397,383	$1,271,938	$1,176,853

Net income attributable to W. P. Carey	140,996	111,698	318,040	413,816

Dividends declared	201,142	193,156	596,534	576,149

Net cash provided by operating activities (a)			977,686	1,536,765
Net cash used in investing activities			(756,981)	(436,022)
Net cash used in financing activities			(582,345)	(914,498)

Supplemental financial measures (b):
Adjusted funds from operations attributable to W. P. Carey (AFFO)	276,629	259,348	817,119	768,339

Diluted weighted-average shares outstanding	221,087,833	220,404,149	221,033,628	220,425,244
__________
(a)Amounts for the nine months ended September 30, 2025 and 2024 include $200.2 million and $807.0 million, respectively, of proceeds from the sales of net investments in sales-type leases (primarily the Grupo Memora portfolio sold during the current-year period and the U-Haul and State of Andalusia portfolios sold during the prior-year period) (Note 5). Such proceeds are included within Net cash provided by operating activities in accordance with ASC 842, Leases.
(b)We consider Adjusted funds from operations (“AFFO”), a supplemental measure that is not defined by GAAP (a “non-GAAP measure”), to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Revenues

Total revenues increased for the three and nine months ended September 30, 2025 as compared to the same periods in 2024, primarily due to net investment activity and rent escalations, partially offset by lower operating property revenues as a result of self-storage operating property dispositions (Note 14).

Net Income Attributable to W. P. Carey

Net income attributable to W. P. Carey increased for the three months ended September 30, 2025 as compared to the same period in 2024, primarily due to higher gain on sale of real estate, lower unrealized losses recognized on our investment in shares of Lineage (Note 8), and the accretive impact of net investment activity, partially offset by a gain on change in control of interests recognized in connection with the purchase of the remaining interest in a jointly owned investment during the prior-year period (Note 7).

Net income attributable to W. P. Carey decreased for the nine months ended September 30, 2025 as compared to the same period in 2024, primarily due to higher losses from remeasurement of foreign debt, higher unrealized losses recognized on our investment in shares of Lineage (Note 8), and a gain on change in control of interests recognized in connection with the purchase of the remaining interest in a jointly owned investment during the prior-year period, partially offset by higher gain on sale of real estate and the accretive impact of net investment activity.

W. P. Carey 9/30/2025 10-Q – 38

AFFO

AFFO increased for the three and nine months ended September 30, 2025 as compared to the same periods in 2024, primarily due to the accretive impact of net investment activity and rent escalations.

Portfolio Overview

Our portfolio is comprised of operationally-critical, commercial real estate assets net leased to tenants located primarily in the United States and Europe. We invest in high-quality single tenant industrial, warehouse, and retail properties subject to long-term net leases with built-in rent escalators. Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our various net-leased jointly owned investments. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

Net-leased Properties	September 30, 2025	December 31, 2024
ABR (in thousands)	$1,509,230	$1,337,172
Number of net-leased properties	1,662	1,555
Number of tenants	373	355
Total square footage (in thousands)	182,775	176,420
Occupancy	97.0%	98.6%
Weighted-average lease term (in years)	12.1	12.3

Operating Properties
Number of operating properties:	47	84
Number of self-storage operating properties	42	78
Number of hotel operating properties	4	4
Number of student housing operating properties	1	2
Occupancy (self-storage operating properties)	88.5%	89.6%

Number of countries	26	26
Total assets (in thousands)	$17,985,040	$17,535,024
Net investments in real estate (in thousands)	15,408,626	14,580,475

	Nine Months Ended September 30,
	2025	2024
Acquisition volume (in millions) (a)	$1,423.2	$707.1
Construction projects completed (in millions)	46.9	33.2
Average U.S. dollar/euro exchange rate	1.1180	1.0870
Average U.S. dollar/British pound sterling exchange rate	1.3140	1.2769

_________
(a)Amounts for the nine months ended September 30, 2025 and 2024 include $3.2 million and $8.8 million, respectively, of funding for a construction loan accounted for as an equity investment (Note 7). Amount for the nine months ended September 30, 2025 includes $5.0 million to acquire a 47.50% ownership interest in that equity investment (Note 7). Amount for the nine months ended September 30, 2025 includes $2.8 million of funding for two construction loans accounted for as secured loans receivable (Note 5). Amounts for the nine months ended September 30, 2025 and 2024 include $361.4 million and $83.9 million, respectively, of sale-leasebacks classified as loans receivable (Note 5).

W. P. Carey 9/30/2025 10-Q – 39

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at September 30, 2025 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
Extra Space Storage, Inc.	Net lease self-storage properties in the U.S. leased to publicly traded self-storage REIT	43	$41,332	2.7%	23.9
Apotex Pharmaceutical Holdings Inc. (a)	Pharmaceutical R&D and manufacturing properties in the Greater Toronto Area leased to generic drug manufacturer	11	33,448	2.2%	17.5
Metro Cash & Carry Italia S.p.A. (b)	Business-to-business retail stores in Italy leased to cash and carry wholesaler	19	30,869	2.0%	4.6
Fortenova Grupa d.d. (b)	Grocery stores and one warehouse in Croatia leased to European food retailer	19	28,382	1.9%	8.6
OBI Group (b)	Retail properties in Poland leased to German DIY retailer	26	27,444	1.8%	5.6
TI Automotive (formerly ABC Technologies Holdings Inc.) (a) (c)	Automotive parts manufacturing properties in the U.S., Canada and Mexico leased to OEM supplier	22	25,510	1.7%	19.5
Fedrigoni S.p.A (b)	Industrial and warehouse facilities in Germany, Italy and Spain leased to global manufacturer of premium packaging and labels	16	25,078	1.7%	18.2
Eroski Sociedad Cooperativa (b)	Grocery stores and warehouses in Spain leased to Spanish food retailer	63	24,086	1.6%	10.5
Nord Anglia Education, Inc.	K-12 private schools in Orlando, Miami and Houston leased to international day and boarding school operator	3	23,599	1.6%	18.0
Quikrete Holdings, Inc. (b)	Industrial facilities in the U.S. and Canada leased to concrete and building products manufacturer	27	20,644	1.4%	17.7
		249	$280,392	18.6%	14.7
__________
(a)ABR from these properties is denominated in U.S. dollars.
(b)ABR amounts are subject to fluctuations in foreign currency exchange rates.
(c)Of the 22 properties leased to TI Automotive, nine are located in Canada, seven are located in the United States, and six are located in Mexico.

W. P. Carey 9/30/2025 10-Q – 40

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
South
Texas	$92,882	6.1%	11,702	6.4%
Florida	44,679	3.0%	3,707	2.0%
Tennessee	39,035	2.6%	4,572	2.5%
Georgia	28,402	1.9%	4,415	2.4%
Alabama	21,314	1.4%	3,504	1.9%
Other (b)	26,692	1.8%	3,024	1.7%
Total South	253,004	16.8%	30,924	16.9%
Midwest
Illinois	63,982	4.2%	9,474	5.2%
Ohio	41,092	2.7%	8,383	4.6%
Indiana	40,217	2.7%	6,173	3.4%
Michigan	27,122	1.8%	4,499	2.5%
Wisconsin	19,866	1.3%	3,351	1.8%
Other (b)	51,465	3.4%	7,174	3.9%
Total Midwest	243,744	16.1%	39,054	21.4%
East
North Carolina	41,065	2.7%	8,858	4.8%
Pennsylvania	32,781	2.2%	3,416	1.9%
Kentucky	29,737	2.0%	4,485	2.4%
Massachusetts	25,049	1.6%	1,216	0.7%
New York	22,568	1.5%	2,284	1.2%
New Jersey	22,334	1.5%	1,008	0.5%
South Carolina	19,495	1.3%	4,485	2.5%
Other (b)	34,904	2.3%	5,247	2.9%
Total East	227,933	15.1%	30,999	16.9%
West
California	75,892	5.0%	5,351	2.9%
Arizona	22,381	1.5%	2,372	1.3%
Nevada	17,747	1.2%	485	0.3%
Other (b)	66,990	4.4%	6,742	3.7%
Total West	183,010	12.1%	14,950	8.2%
United States Total	907,691	60.1%	115,927	63.4%
International
Italy	77,711	5.2%	9,911	5.4%
The Netherlands	67,611	4.5%	6,784	3.7%
Poland	66,276	4.4%	8,460	4.6%
United Kingdom	61,559	4.1%	4,848	2.7%
Canada (c)	59,476	3.9%	5,737	3.1%
Germany	47,191	3.1%	5,580	3.1%
Spain	35,959	2.4%	3,522	1.9%
Croatia	29,306	1.9%	2,063	1.1%
France	28,061	1.9%	2,149	1.2%
Denmark	27,606	1.8%	3,002	1.7%
Mexico (d)	26,139	1.7%	4,190	2.3%
Lithuania	15,144	1.0%	1,640	0.9%
Other (e)	59,500	4.0%	8,962	4.9%
International Total	601,539	39.9%	66,848	36.6%
Total	$1,509,230	100.0%	182,775	100.0%

W. P. Carey 9/30/2025 10-Q – 41

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$589,156	39.0%	83,359	45.6%
Warehouse	384,049	25.5%	66,099	36.2%
Retail (f)	327,449	21.7%	22,089	12.1%
Other (g)	208,576	13.8%	11,228	6.1%
Total	$1,509,230	100.0%	182,775	100.0%
__________
(a)Includes square footage for any vacant properties.
(b)Other properties within South include assets in Arkansas, Louisiana, Oklahoma, and Mississippi. Other properties within Midwest include assets in Iowa, Minnesota, Kansas, Missouri, Nebraska, South Dakota, and North Dakota. Other properties within East include assets in Virginia, Maryland, Connecticut, West Virginia, New Hampshire, and Maine. Other properties within West include assets in Utah, Oregon, Colorado, Washington, Montana, Hawaii, Idaho, Wyoming, and New Mexico.
(c)$50.4 million (85%) of ABR from properties in Canada is denominated in U.S. dollars, with the balance denominated in Canadian dollars.
(d)All ABR from properties in Mexico is denominated in U.S. dollars.
(e)Includes assets in Slovakia, Belgium, the Czech Republic, Norway, Mauritius, Portugal, Austria, Latvia, Sweden, Finland, Japan, Estonia, and Hungary.
(f)Includes automotive dealerships.
(g)Includes ABR from tenants within the following property types: education facility, self-storage (net lease), specialty, laboratory, research and development, hotel (net lease), office, and land.

W. P. Carey 9/30/2025 10-Q – 42

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type (a)	ABR	ABR Percent	Square Footage	Square Footage Percent
Food Retail	$148,851	9.9%	10,867	5.9%
Packaged Foods & Meats	148,194	9.8%	18,559	10.2%
Home Improvement Retail	97,999	6.5%	12,187	6.7%
Auto Parts & Equipment	81,791	5.4%	12,225	6.7%
Automotive Retail	76,918	5.1%	7,023	3.8%
Education Services	60,418	4.0%	2,778	1.5%
Pharmaceuticals	48,155	3.2%	3,076	1.7%
Air Freight & Logistics	46,409	3.1%	7,075	3.9%
Self-Storage REITs	41,332	2.7%	3,170	1.7%
Industrial Machinery	40,504	2.7%	5,570	3.0%
Trading Companies & Distributors	38,132	2.5%	8,663	4.7%
Metal & Glass Containers	37,299	2.5%	5,083	2.8%
Building Products	30,817	2.0%	6,653	3.6%
Other Specialty Retail	29,041	1.9%	3,233	1.8%
Paper Products	25,078	1.7%	4,459	2.4%
Specialty Chemicals	24,370	1.6%	4,303	2.4%
Diversified Support Services	23,909	1.6%	2,372	1.3%
Construction Materials	23,557	1.5%	3,781	2.1%
Food Distributors	19,316	1.3%	1,552	0.8%
Construction Machinery	19,123	1.3%	2,528	1.4%
Passenger Ground Transportation	18,841	1.2%	850	0.5%
Consumer Staples Merchandise Retail	18,215	1.2%	1,541	0.8%
Leisure Facilities	18,102	1.2%	656	0.4%
Hotels & Resorts	16,472	1.1%	1,073	0.6%
Commodity Chemicals	16,417	1.1%	2,493	1.4%
Diversified Metals	16,281	1.1%	3,290	1.8%
Other (63 industries, each <1% ABR) (b)	343,689	22.8%	47,715	26.1%
Total	$1,509,230	100.0%	182,775	100.0%
__________
(a)Industry classification is based on the Global Industry Classification Standard (GICS) framework.
(b)Includes square footage for vacant properties.

W. P. Carey 9/30/2025 10-Q – 43

Lease Expirations
(in thousands, except percentages, number of leases, and number of tenants)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
Remaining 2025	4	5	$1,572	0.1%	166	0.1%
2026	23	23	40,901	2.7%	5,542	3.0%
2027	45	28	62,640	4.1%	6,855	3.8%
2028	45	27	71,109	4.7%	7,348	4.0%
2029	60	33	78,675	5.2%	8,649	4.7%
2030	35	30	41,009	2.7%	4,031	2.2%
2031	46	27	90,041	6.0%	10,599	5.8%
2032	46	24	55,429	3.7%	7,257	4.0%
2033	32	25	83,063	5.5%	11,790	6.5%
2034	59	27	95,959	6.4%	9,464	5.2%
2035	25	21	56,985	3.8%	8,115	4.4%
2036	45	21	66,785	4.4%	7,891	4.3%
2037	43	20	56,626	3.8%	7,851	4.3%
2038	46	13	27,831	1.8%	2,766	1.5%
Thereafter (>2038)	382	132	680,605	45.1%	79,037	43.2%
Vacant	—	—	—	—%	5,414	3.0%
Total	936		$1,509,230	100.0%	182,775	100.0%
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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of September 30, 2025. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties and is presented on a pro rata basis.

Results of Operations

We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality, and number of our properties. We focus our efforts on accretive investing and improving portfolio quality through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio.

W. P. Carey 9/30/2025 10-Q – 44

Revenues

The following table presents revenues (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Real Estate Revenues
Lease revenues from:
Existing net-leased properties	$327,451	$314,248	$13,203	$978,240	$928,790	$49,450
Recently acquired net-leased properties	43,827	11,910	31,917	103,805	22,234	81,571
Net-leased properties sold or held for sale	809	7,881	(7,072)	8,005	29,370	(21,365)
Total lease revenues (includes reimbursable tenant costs)	372,087	334,039	38,048	1,090,050	980,394	109,656
Income from finance leases and loans receivable	26,498	15,712	10,786	64,232	56,466	7,766
Operating property revenues from:
Existing operating properties	21,982	23,234	(1,252)	64,091	66,769	(2,678)
Operating properties sold, held for sale, or reclassified to net-leased properties	4,622	14,006	(9,384)	29,565	45,829	(16,264)
Recently acquired operating properties	167	83	84	496	83	413
Total operating property revenues	26,771	37,323	(10,552)	94,152	112,681	(18,529)
Other lease-related income	3,660	7,701	(4,041)	16,424	19,005	(2,581)
Investment Management Revenues
Asset management revenue	1,218	1,557	(339)	3,872	5,136	(1,264)
Other advisory income and reimbursements	1,069	1,051	18	3,208	3,171	37
	$431,303	$397,383	$33,920	$1,271,938	$1,176,853	$95,085

W. P. Carey 9/30/2025 10-Q – 45

Lease Revenues

“Existing net-leased properties” are those that we acquired or placed into service prior to January 1, 2024 and that were not sold or held for sale during the periods presented. For the periods presented, there were 1,131 existing net-leased properties.

For the three and nine months ended September 30, 2025 as compared to the same periods in 2024, lease revenues from existing net-leased properties increased due to the following items (in millions):
__________
(a)Excludes fixed minimum rent increases, which are reflected as straight-line rent adjustments within lease revenues.
(b)Includes (i) higher lease revenues of $2.7 million and $8.7 million for the three and nine months ended September 30, 2025 as compared to the same periods in 2024, respectively, from 16 self-storage operating properties that were converted to net leases on September 1, 2024, April 1, 2025, July 1, 2025, or August 1, 2025, and (ii) higher lease revenues of $0.2 million and $1.5 million during the three and nine months ended September 30, 2025 as compared to the same periods in 2024, respectively, as a result of a lease restructuring for 27 existing net-leased self-storage properties that was executed on September 1, 2024.

W. P. Carey 9/30/2025 10-Q – 46

(c)During the first quarter of 2024, we entered into a lease restructuring with our tenant Hellweg, which included (i) abated rent from January 1, 2024 to March 31, 2024 and (ii) a reduction in annual base rent. In addition, these amounts reflect a decrease in lease revenues of $0.6 million related to lease terminations during the third quarter of 2025 at certain properties leased to Hellweg.

“Recently acquired net-leased properties” are those that we acquired or placed into service subsequent to December 31, 2023 and that were not sold or held for sale during the periods presented. Since January 1, 2024, we acquired 43 investments (comprised of 412 properties).

“Net-leased properties sold or held for sale” include:

•51 net-leased properties disposed of during the nine months ended September 30, 2025;
•three net-leased properties classified as held for sale at September 30, 2025, two of which were sold in October 2025 (Note 15); and
•175 net-leased properties disposed of during the year ended December 31, 2024.

Our dispositions are more fully described in Note 14.

W. P. Carey 9/30/2025 10-Q – 47

Income from Finance Leases and Loans Receivable

For the three and nine months ended September 30, 2025 as compared to the same periods in 2024, income from finance leases and loans receivable increased due to the following items (in millions):
__________
(a)We sold our U-Haul and State of Andalusia portfolios during the first quarter of 2024. Such investments were previously reclassified to net investments in sales-type leases during 2023.

Operating Property Revenues

“Existing operating properties” are those that we acquired or placed into service prior to January 1, 2024 and that were not sold, held for sale, or reclassified to net-leased properties during the periods presented. For the periods presented, we recorded operating property revenues from 46 existing operating properties, comprised of 41 self-storage operating properties, four hotel operating properties, and one student housing operating property.

W. P. Carey 9/30/2025 10-Q – 48

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
•two self-storage operating properties that were reclassified to net-leased properties during the third quarter of 2025;
•ten self-storage operating properties sold during the second quarter of 2025;
•22 self-storage operating properties sold during the third quarter of 2025; and
•one student housing operating property sold during the third quarter of 2025.

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

Operating Expenses

Depreciation and Amortization

For the three and nine months ended September 30, 2025 as compared to the same periods in 2024, depreciation and amortization expense increased by $9.9 million and $3.8 million, respectively, primarily due to the impact of net investment activity, partially offset by accelerated amortization of intangible assets in connection with certain lease restructurings during the nine months ended September 30, 2024.

Impairment Charges — Real Estate

Our impairment charges on real estate are more fully described in Note 8.

Operating Property Expenses

For the three and nine months ended September 30, 2025 as compared to the same periods in 2024, operating property expenses decreased by $2.7 million and $6.0 million, respectively, primarily due to the self-storage operating property dispositions and reclassifications to net leases during the reporting period, as described above and in Note 14.

Property Expenses, Excluding Reimbursable Tenant Costs

For the three and nine months ended September 30, 2025 as compared to the same periods in 2024, property expenses, excluding reimbursable tenant costs, increased by $3.6 million and $2.9 million, respectively, primarily due to higher real estate taxes at certain properties and tenant vacancies (which resulted in property expenses no longer being reimbursable).

Stock-Based Compensation Expense

For the three months ended September 30, 2025 as compared to the same period in 2024, stock-based compensation expense decreased by $2.3 million primarily due to changes in estimated future PSU payouts.

W. P. Carey 9/30/2025 10-Q – 49

Merger and Other Expenses

For the nine months ended September 30, 2024, merger and other expenses are primarily comprised of the write-off of a value added tax receivable that was previously recorded in connection with an international investment.

Other Income and Expenses, and Provision for Income Taxes

Interest Expense

For the three and nine months ended September 30, 2025 as compared to the same periods in 2024, interest expense increased by $2.7 million and $9.3 million, respectively, primarily due to higher outstanding balances and interest rates on our Senior Unsecured Notes and Unsecured Revolving Credit Facility, partially offset by lower interest rates on our Unsecured Term Loans and the reduction of our mortgage debt outstanding by prepaying or repaying at or close to maturity a total of $430.9 million of non-recourse mortgage loans with a weighted-average interest rate of 4.4% since January 1, 2024 (Note 10).

The following table presents certain information about our outstanding debt (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Average outstanding debt balance	$8,796,494	$7,993,827	$8,442,383	$7,923,491
Weighted-average interest rate	3.2%	3.4%	3.2%	3.2%

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

The following table presents other gains and (losses) (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Other Gains and (Losses)
Non-cash unrealized losses related to a decrease in the fair value of our investment in shares of Lineage Logistics (Note 8)	$(22,625)	$(43,600)	$20,975	$(91,717)	$(43,600)	$(48,117)
Change in allowance for credit losses on finance receivables (Note 5)	(4,766)	(15,895)	11,129	(26,968)	(10,798)	(16,170)
Net realized and unrealized losses on foreign currency exchange rate movements (a)	(4,436)	(17,308)	12,872	(98,758)	(17,046)	(81,712)
Non-cash unrealized gains (losses) on non-hedging derivatives	913	(332)	1,245	(4,102)	185	(4,287)
Gain on repayment of secured loan receivable (b)	—	—	—	—	10,650	(10,650)
Other	(97)	28	(125)	(431)	(155)	(276)
	$(31,011)	$(77,107)	$46,096	$(221,976)	$(60,764)	$(161,212)
__________

W. P. Carey 9/30/2025 10-Q – 50

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

The following table presents non-operating income (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Non-Operating Income
Dividends from our investment in Lineage (Note 8)	$2,847	$2,107	$740	$8,448	$5,139	$3,309
Interest income on our cash deposits (a)	1,703	9,934	(8,231)	5,348	25,181	(19,833)
Realized (losses) gains on foreign currency collars (Note 9)	(1,520)	1,628	(3,148)	639	8,069	(7,430)
	$3,030	$13,669	$(10,639)	$14,435	$38,389	$(23,954)
__________
(a)Decreases for the three and nine months ended September 30, 2025 as compared to the same periods in 2024 are due to lower cash deposit balances as a result of investment activity and debt repayments.

Earnings from Equity Method Investments

Our equity method investments are more fully described in Note 7. The following table presents earnings from equity method investments (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Earnings from Equity Method Investments
Earnings from Las Vegas Retail Complex (a)	$1,828	$5,125	$(3,297)	$10,216	$13,454	$(3,238)
Earnings from Kesko Senukai (b)	323	(81)	404	3,051	312	2,739
Earnings from Harmon Retail Center	210	212	(2)	633	641	(8)
Earnings from Johnson Self Storage (c)	—	868	(868)	—	3,217	(3,217)
	$2,361	$6,124	$(3,763)	$13,900	$17,624	$(3,724)
__________
(a)Decrease is primarily due to rent collections from a tenant at the complex and the write-off of the related straight-line rent receivable balance (since we began recognizing lease revenue from the tenant on a cash basis).
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

W. P. Carey 9/30/2025 10-Q – 51

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

Provision for Income Taxes

For the nine months ended September 30, 2025 as compared to the same period in 2024, provision for income taxes increased by $9.3 million, primarily due to the impact of (i) international lease restructurings, (ii) strengthening foreign currencies, and (iii) international property acquisitions.

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

Operating Activities — Net cash provided by operating activities decreased by $559.1 million during the nine months ended September 30, 2025 as compared to the same period in 2024, primarily due to significantly lower proceeds received from the sales of net investments in sales-type leases (Note 5), partially offset by an increase in cash flow generated from net investment activity, scheduled rent increases at existing properties, and leasing activity.

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

W. P. Carey 9/30/2025 10-Q – 52

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	September 30, 2025	December 31, 2024
Carrying Value
Fixed rate:
Senior Unsecured Notes, net (a)	$6,943,940	$6,505,907
Unsecured Term Loans, net subject to interest rate swaps (a)	943,065	517,524
Non-recourse mortgages, net (a) (b)	191,387	401,821
	8,078,392	7,425,252
Variable rate:
Unsecured Revolving Credit Facility	354,846	55,448
Unsecured Term Loans, net (a)	251,401	558,302
	606,247	613,750
	$8,684,639	$8,039,002

Percent of Total Debt
Fixed rate	93%	92%
Variable rate	7%	8%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.1%	3.2%
Variable rate	3.4%	4.7%
Total debt	3.1%	3.3%

__________
(a)Aggregate debt balance includes unamortized discount, net, totaling $41.7 million and $39.3 million as of September 30, 2025 and December 31, 2024, respectively, and unamortized deferred financing costs totaling $31.7 million and $30.9 million as of September 30, 2025 and December 31, 2024, respectively.
(b)Includes non-recourse mortgages subject to variable-to-fixed interest rate swaps totaling $46.4 million and $43.5 million as of September 30, 2025 and December 31, 2024, respectively.

Cash Resources

At September 30, 2025, our cash resources consisted of the following:

•cash and cash equivalents totaling $249.0 million. Of this amount, $196.2 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•funds totaling $64.1 million that are held by an intermediary and have been designated for future tax-deferred like-kind exchanges under 1031 Exchange transactions (Note 2);
•our Unsecured Revolving Credit Facility, with available capacity of approximately $1.6 billion (net of amounts reserved for standby letters of credit totaling $1.0 million);
•available proceeds under our ATM Forwards of approximately $182.8 million (Note 12); and
•unleveraged properties that had an aggregate asset carrying value of approximately $15.0 billion at September 30, 2025, although there can be no assurance that we would be able to obtain financing for these properties.

We may also access the capital markets through additional debt (denominated in both U.S. dollars and euros) and equity offerings, as well as term loans and other bank debt.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

W. P. Carey 9/30/2025 10-Q – 53

Cash Requirements and Liquidity

As of September 30, 2025, we had (i) $249.0 million of cash and cash equivalents, (ii) $64.1 million of funds that are held by an intermediary and have been designated for future 1031 Exchange transactions (Note 2), (iii) approximately $1.6 billion of available capacity under our Unsecured Revolving Credit Facility (net of amounts reserved for standby letters of credit totaling $1.0 million), and (iv) available proceeds under our ATM Forwards of approximately $182.8 million (Note 12). As of September 30, 2025, scheduled debt principal payments total $2.5 million during the remainder of 2025 and $1.0 billion during 2026 (Note 10).

During the next 12 months following September 30, 2025 and thereafter, we expect that our significant cash requirements will include:

•paying dividends to our stockholders;
•funding acquisitions of new investments (Note 4);
•funding future capital commitments (Note 4) and tenant improvement allowances;
•making scheduled principal and balloon payments on our debt obligations, including €500 million of senior notes due in April 2026 (Note 10);
•making scheduled interest payments on our debt obligations (future interest payments total $1.4 billion, with $270.2 million due during the next 12 months; interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at September 30, 2025); and
•other normal recurring operating expenses.

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

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at September 30, 2025.

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

W. P. Carey 9/30/2025 10-Q – 54

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

W. P. Carey 9/30/2025 10-Q – 55

FFO and AFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to W. P. Carey	$140,996	$111,698	$318,040	$413,816
Adjustments:
Depreciation and amortization of real property	124,906	115,028	373,773	369,981
Gain on sale of real estate, net	(44,401)	(15,534)	(141,002)	(70,342)
Impairment charges — real estate	19,474	—	30,677	15,752
Gain on change in control of interests (a)	—	(31,849)	—	(31,849)
Proportionate share of adjustments to earnings from equity method investments (b)	2,271	3,028	6,145	8,992
Proportionate share of adjustments for noncontrolling interests (c)	(82)	(96)	(242)	(300)
Total adjustments	102,168	70,577	269,351	292,234
FFO (as defined by NAREIT) attributable to W. P. Carey	243,164	182,275	587,391	706,050
Adjustments:
Other (gains) and losses (d)	31,011	77,107	221,976	60,764
Straight-line and other leasing and financing adjustments	(20,424)	(21,187)	(54,831)	(56,050)
Stock-based compensation	11,153	13,468	31,244	31,227
Amortization of deferred financing costs	4,874	4,851	14,284	13,994
Above- and below-market rent intangible lease amortization, net	4,363	6,263	10,547	16,097
Tax (benefit) expense — deferred and other	(1,215)	(1,576)	823	(4,341)
Merger and other expenses (e)	1,021	283	1,769	4,941
Other amortization and non-cash items	587	587	1,726	1,746
Proportionate share of adjustments to earnings from equity method investments (b)	2,194	(2,632)	2,417	(5,797)
Proportionate share of adjustments for noncontrolling interests (c)	(99)	(91)	(227)	(292)
Total adjustments	33,465	77,073	229,728	62,289
AFFO attributable to W. P. Carey	$276,629	$259,348	$817,119	$768,339

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$243,164	$182,275	$587,391	$706,050
AFFO attributable to W. P. Carey	$276,629	$259,348	$817,119	$768,339
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
(d)Primarily comprised of gains and losses on the mark-to-market fair value of equity securities, foreign currency exchange rate movements, changes in the non-cash allowance for credit losses on loans receivable and finance leases, and extinguishment of debt. Includes mark-to-market unrealized losses for our investment in shares of Lineage of $22.6 million and $43.6 million during the three months ended September 30, 2025 and 2024, respectively, and $91.7 million and $43.6 million during the nine months ended September 30, 2025 and 2024, respectively (Note 8).
(e)Amount for the nine months ended September 30, 2024 is primarily comprised of the write-off of a value added tax receivable that was previously recorded in connection with an international investment.

W. P. Carey 9/30/2025 10-Q – 56

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

Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2025 (in thousands):

	2025 (Remainder)	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed-rate debt (a) (b)	$2,537	$1,028,291	$597,344	$1,025,672	$1,099,865	$4,397,036	$8,150,745	$7,872,368
Variable-rate debt (a)	$—	$—	$—	$252,432	$354,846	$—	$607,278	$641,301
__________
(a)Amounts are based on the exchange rate at September 30, 2025, as applicable.
(b)Amounts include non-recourse mortgages and unsecured term loans subject to variable-to-fixed interest rate swaps. Amounts are primarily comprised of principal payments for our Senior Unsecured Notes (Note 10).

The estimated fair value of our fixed-rate debt and our variable-rate debt is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at September 30, 2025 would increase or decrease by $3.4 million for our euro-denominated debt, by $1.0 million for our British pound sterling-denominated debt, by $0.5 million for our Norwegian krone-denominated debt, $0.5 million for our Canadian dollar-denominated debt, $0.4 million for our U.S. dollar-denominated debt, and by $0.2 million for our Japanese yen-denominated debt, for each respective 1% change in annual interest rates.

W. P. Carey 9/30/2025 10-Q – 57

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, British pound sterling, Danish krone, Canadian dollar, Japanese yen, and certain other currencies which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed several offerings of euro-denominated senior notes, and have borrowed under our Senior Unsecured Credit Facility and Unsecured Term Loan due 2029 in foreign currencies, including the euro, British pound sterling, Norwegian krone, Japanese yen, and Canadian dollar (Note 10). Volatile market conditions arising from certain macroeconomic factors may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, British pound sterling, or Danish krone and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at September 30, 2025 of $2.3 million, $0.4 million, and $0.3 million, respectively, excluding the impact of our derivative instruments.

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

W. P. Carey 9/30/2025 10-Q – 58

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2025 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 9/30/2025 10-Q – 59

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

W. P. Carey 9/30/2025 10-Q – 60

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.

Date:	October 29, 2025	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	October 29, 2025	By:	/s/ Brian Zander
Brian Zander
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 9/30/2025 10-Q – 61