Form 10-K
period 2025-12-31
W. P. Carey Inc.
filed 2026-02-11
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of last business day of the registrant’s most recently completed second fiscal quarter: $13.6 billion.
As of February 6, 2026, there were 219,145,876 shares of Common Stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

W. P. Carey 2025 10-K – 1

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

W. P. Carey 2025 10-K – 2

PART I

Item 1. Business.

General Development of Business

W. P. Carey Inc. (“W. P. Carey” or the “Company”) is an internally-managed diversified REIT that, together with our consolidated subsidiaries and predecessors, is a leading owner of commercial real estate, net-leased to companies located primarily in the United States and Europe on a long-term basis. The vast majority of our revenues originate from lease revenue provided by our real estate portfolio, which is comprised primarily of single-tenant industrial, warehouse, and retail facilities that are critical to our tenants’ operations. Our portfolio is comprised of 1,682 properties, net-leased to 371 tenants in 25 countries. As of December 31, 2025, approximately 61% of our contractual minimum annualized base rent (“ABR”) was generated by properties located in the United States and approximately 33% was generated by properties located in Europe. As of that same date, our portfolio included 16 operating properties, comprised of 11 self-storage properties, four hotels, and one student housing property. During the year ended December 31, 2025, we sold 63 self-storage operating properties.

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

W. P. Carey 2025 10-K – 3

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

W. P. Carey 2025 10-K – 4

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

Financing Strategies

We believe in maintaining ample liquidity, a conservative capital structure, and access to multiple forms of capital. We preserve balance sheet flexibility and liquidity by maintaining significant capacity on our $2.0 billion unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”). We generally use the Unsecured Revolving Credit Facility to fund our immediate business needs, including new investments and the repayment of outstanding debt. We seek to replace short-term financing with more permanent forms of capital, including, but not limited to, common stock (including common stock issued through our ATM Program), unsecured forms of debt such as public bonds, private placements and bank debt, and proceeds from asset sales. We also use cash flow retained from our operations to fund our business needs. When evaluating which form of capital to pursue, we take into consideration multiple factors, including our corporate leverage levels and targets, and the most attractive source of capital available to us. We may choose to issue unsecured bonds, notes, and bank debt denominated in foreign currencies in part to fund international acquisitions and mitigate our exposure to fluctuations in exchange rates. While we seek to maintain a predominantly fixed-rate debt profile, a well-staggered maturity ladder, and access to a wide variety of capital sources, and expect to continue being rated investment grade, this places limitations on the amount of leverage acceptable in our capital structure and as a result there can be no assurance that we will be able to do so in the future.

Our Portfolio

At December 31, 2025, our portfolio had the following characteristics:

•Number of properties — full or partial ownership interests in 1,682 net-leased properties, 11 self-storage operating properties, four operating hotels, and one student housing operating property;
•Total net-leased square footage — approximately 183 million; and
•Net-lease occupancy rate — approximately 98.0%.

For more information about our portfolio, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview.

W. P. Carey 2025 10-K – 5

Tenant/Lease Information

At December 31, 2025, our tenants/leases had the following characteristics:

•Number of tenants — 371;
•Investment grade tenants as a percentage of total ABR — 15%;
•Implied investment grade tenants as a percentage of total ABR — 7%;
•Weighted-average lease term — 12.0 years;
•99.7% of our leases as a percentage of total ABR provide rent adjustments as follows:
◦CPI and similar — 48.4%
◦Fixed — 48.2%
◦Other — 3.1%

Human Capital

Investing in Our Employees

At December 31, 2025, we had 199 employees, 145 of which were located in the United States and 54 of which were located in Europe. We seek to hire and retain a highly qualified workforce in compliance with applicable federal and other laws and regulations. We strive to attract the best and brightest applicants and support them as they grow with the company. We offer various types of training, including those focused on maintaining a supportive corporate culture, safety, and cybersecurity, coaching to facilitate leadership development, and trainings focused on job skills and development. By engaging with our employees and investing in their careers through training and development, we have built a talented workforce capable of executing our business strategies.

Inclusive Culture

When we Invest for the Long Run, our employees are at the core of that philosophy. We strive to make W. P. Carey a great place to work and to maintain a culture where everyone feels valued for who they are and what they contribute. We are an equal opportunity employer and consider qualified applicants regardless of race, color, religion, sexual orientation, gender, gender identity or expression, pregnancy, age, disability, military or veteran status, genetic information, or other statuses protected by applicable federal, state, and local law. We actively work to foster an inclusive corporate culture that respects differences in race, sexual orientation and gender identity, national origin, creeds, and other differences.

Employee Wellness and Benefits

Supporting our employees and their families is one of our top priorities and our comprehensive benefits package is designed to address the evolving needs of our workforce and their dependents In addition to robust health and wellness benefits, we also provide our employees with competitive compensation programs, with a focus on both current compensation and retirement planning for their future.

Additional information regarding our human capital programs and initiatives is available in our annual Proxy Statement and Corporate Responsibility Report, which can be found on our company website. Information on our website, including our Corporate Responsibility Report, is not incorporated by reference into this Report.

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

W. P. Carey 2025 10-K – 6

Our quarterly earnings conference call and investor presentations are accessible by the public. We generally announce via press release the dates and conference call details for upcoming scheduled quarterly earnings announcements and webcast investor presentations, which are also available in the Investor Relations section of our website approximately ten days prior to the event.

Our Code of Business Conduct and Ethics, which applies to all directors, officers, and employees, including our chief executive officer and chief financial officer, is also available on our website. We intend to make available on our website all disclosures that are required under the Securities Exchange Act of 1934 or NYSE listing standards concerning amendments or waivers to our Code of Business Conduct and Ethics. We are providing our website address solely for the information of investors and do not intend for it to be an active link. We do not intend to incorporate the information contained on our website into this Report or other documents filed with or furnished to the SEC.

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

We are not required to meet any tenant industry, geographic diversification or property-type standards. Therefore, our investments may become concentrated by tenant industry, geographic location, type or tenant which could subject us to significant risks with potentially adverse effects on our investment objectives. For example, 9.6% and 9.4% of our ABR as of December 31, 2025 is concentrated by tenant industry in packaged foods & meats and food retail, respectively.

Because we invest in properties located outside the United States, we are exposed to additional risks.

We have invested, and may continue to invest, in properties located outside the United States. At December 31, 2025, our real estate properties located outside of the United States represented 39% of our ABR and our real estate properties located in Europe represented 33% of our ABR. These investments may be affected by factors particular to the local jurisdiction where the property is located and may expose us to additional risks, including:

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
•tax requirements vary by country and existing foreign tax laws and interpretations may change (e.g., the on-going implementation of the European Union’s Anti-Tax Avoidance Directives and the global minimum tax (“Pillar Two”)), which may result in additional taxes on our international investments or additional taxes as a result of Pillar Two;

W. P. Carey 2025 10-K – 7

•changes in operating expenses in particular countries or regions;
•increased energy and commodity prices in Europe;
•foreign exchange rates;
•geopolitical and military conflict risk and adverse market conditions caused by changes in national or regional economic or political conditions, which may impact relative interest rates, the terms or availability of debt financing, customers’ ability and willingness to renew agreements, make payments, and enter into new agreements, and energy costs; and
•political risks associated with our Eastern European assets as a result of the ongoing conflict between Russia and Ukraine.

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

Approximately 19% of our leases, based on our ABR as of December 31, 2025, are due to expire within the next five years. If these leases are not renewed or if the properties cannot be re-leased on terms that yield comparable payments, our lease revenues could be substantially adversely affected. In addition, when attempting to re-lease such properties, we may incur significant costs and the terms of any new or renewed leases will depend on prevailing market conditions at that time. We may also seek to sell such properties and incur losses due to prevailing market conditions. Some of our properties are designed for

W. P. Carey 2025 10-K – 8

the particular needs of a tenant; thus, we may be required to renovate or make rent concessions in order to lease the property to another tenant. If we need to sell such properties, we may have difficulty selling it to a third party due to the property’s unique design. Real estate investments are generally less liquid than many other financial assets, which may limit our ability to quickly adjust our portfolio in response to changes in economic or other conditions. These and other limitations may adversely affect returns to our stockholders.

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

Our ability to control the management of our net-leased properties is limited, which could impact our ability to make sustainability disclosures.

The lack of direct control over our net-leased properties due to the fact that tenants or managers are responsible for maintenance and other day-to-day management of the properties also makes it difficult for us to collect property-level environmental metrics and to enforce sustainability initiatives, which may impact our ability to comply with certain sustainability disclosure requirements or engage effectively with established sustainability frameworks and standards, such as the Global Real Estate Sustainability Benchmarks, the Task Force for Climate-Related Financial Disclosures and the Sustainability Accounting Standards Board. If we are unable to successfully collect the data necessary to comply with sustainability disclosure requirements, we may be subject to increased regulatory risk; and if such data is incomplete or unfavorable, our relationship with our investor base, our stock price, our sustainability ratings and our access to capital may be negatively impacted.

The direct and indirect impact on us and our tenants from severe weather could adversely affect our financial condition, operating results, and cash flows.

We may be directly and indirectly adversely impacted by severe weather events, such as hurricanes, drought, flooding and wildfires, some of which may be exacerbated by climate change. These events have resulted in and may in the future result in property damage and closures and may adversely impact the operations of our tenants and their ability to fulfill their obligations under their leases. Even if these events do not directly impact our properties, they have impacted and may continue to impact us and our tenants through increases in insurance, energy or other costs.

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

W. P. Carey 2025 10-K – 9

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

The success of our business is dependent on the financial stability of the tenants occupying our properties. A default of a tenant on its lease payments may cause us to lose some of the anticipated revenue from an investment property. Even if our tenants are current on their rent obligations, if several of our tenants face significant financial instability, we may have to engage with such tenants to amend the terms of their existing agreements which could in turn materially affect our business and financial condition.

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

W. P. Carey 2025 10-K – 10

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

Our consolidated indebtedness as of December 31, 2025, was approximately $8.7 billion, representing a consolidated debt to gross assets ratio of approximately 43.4%. Our level of indebtedness could have significant adverse consequences on our business and operations, including the following:

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
•any default on our secured indebtedness may lead to foreclosures, creating taxable income that could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”); and
•we may be unable to refinance our indebtedness or obtain additional financing as needed or on favorable terms.

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

W. P. Carey 2025 10-K – 11

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

At December 31, 2025, we had $140.6 million of property-level mortgage debt on a non-recourse basis, which limits our exposure on any property to the amount of equity invested in the property. If we are unable to make our mortgage-related debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our mortgage loan transactions typically incorporated various covenants and other provisions (including loan to value ratio, debt service coverage ratio, and material adverse changes in the borrower’s or tenant’s business) that can cause a technical loan default. Accordingly, if the real estate value declines or the tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which could reduce the value of our portfolio and revenues available for distribution to our stockholders.

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

W. P. Carey 2025 10-K – 12

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

W. P. Carey 2025 10-K – 13

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

W. P. Carey 2025 10-K – 14

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

W. P. Carey 2025 10-K – 15

We use TRSs, which may cause us to fail to qualify as a REIT.

To qualify as a REIT for federal income tax purposes, we hold our non-qualifying REIT assets and conduct our non-qualifying REIT income activities in or through one or more TRSs. The net income of our TRSs is not required to be distributed to us. Income that is not distributed to us by our domestic TRSs will generally not be subject to the REIT income distribution requirement. However, certain income that is not distributed to us by our foreign TRSs may be deemed distributed to us by operation of certain provisions of the Internal Revenue Code and generally subject to REIT income distribution requirements. In addition, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our TRS interests and certain other non-qualifying assets to exceed 20% for taxable years through December 31, 2025 and 25% for subsequent taxable years of the fair market value of our assets, we would lose tax efficiency and could potentially fail to qualify as a REIT.

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

W. P. Carey 2025 10-K – 16

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

W. P. Carey 2025 10-K – 17

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

W. P. Carey 2025 10-K – 18

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

Uninsured losses relating to property or excessively expensive premiums for insurance coverage could adversely affect our cash flows and operating results.

Although the majority of our tenants are responsible for obtaining insurance on their properties, we maintain insurance coverage on some of our properties with third-party carriers who provide a portion of the coverage of potential losses and we maintain contingency coverage on all of our properties. We also currently self-insure a portion of our North American portfolio and NLOP’s North American portfolio through our captive insurance company and may be required to fund additional capital to our captive insurance company, or we may be required to bear that loss. As a result, our cash flows and operating results may be adversely affected.

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

We have implemented processes, procedures, and controls, which are reviewed periodically and are intended to address ongoing and evolving cyber security risks. However, these measures do not guarantee that our financial results will not be negatively impacted by such an incident, especially in light of the fact that it is not always possible to anticipate, detect, or recognize threats to our systems. Additionally, as artificial intelligence technologies become increasingly sophisticated, the security risks associated with their use and the potential for misuse also increase. The primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, expensive remediation efforts, liability exposure under federal and state law, and private data exposure. There can be no assurance that the insurance we maintain to cover some of these risks will be sufficient to cover the losses from any future breaches of our systems.

Further information relating to cybersecurity risk management is discussed in Item 1C. Cybersecurity in this Report.

W. P. Carey 2025 10-K – 19

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

Third-party vendors are vetted through our service delivery program to ensure they have an established cybersecurity program. We have also engaged our managed security provider to manage a supply chain defense subscription that will help obtain visibility into cybersecurity risks across high-risk third party vendors by proactively identifying, prioritizing, and driving

W. P. Carey 2025 10-K – 20

remediation for cyber risks posed by critical business partners. Our managed security provider’s risk operations center will escalate certain alerts regarding third-party vendors directly to the IT Department thus providing direct collaboration with third parties, saving time and improving risk reduction while safeguarding our relationships with such third parties.

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

Cybersecurity Risks

As of December 31, 2025, we have not had any known instances of material cybersecurity incidents, including third-party incidents, during any of the last three fiscal years. However, there can be no assurance that our cybersecurity efforts and measures will be effective or that attempted cybersecurity incidents or disruptions would not be successful or damaging. See Item 1A. Risk Factors — The occurrence of cyber incidents, or a deficiency in our cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

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

W. P. Carey 2025 10-K – 21

Item 4. Mine Safety Disclosures.

Not applicable.

W. P. Carey 2025 10-K – 22

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE under the ticker symbol “WPC.” At February 6, 2026 there were 7,005 registered holders of record of our common stock. This figure does not reflect the beneficial ownership of shares of our common stock.

Stock Price Performance Graph

The graph below provides an indicator of cumulative total stockholder returns for our common stock for the period December 31, 2020 to December 31, 2025, as compared with the S&P 500 Index and the MSCI US REIT Index. The graph assumes a $100 investment on December 31, 2020, together with the reinvestment of all dividends. The graph does not reflect any adjustments for the Spin-Off of NLOP that was completed on November 1, 2023 and accomplished via a pro rata dividend of one NLOP common share for every 15 shares of WPC common stock outstanding (Note 3).

	At December 31,
	2020	2021	2022	2023	2024	2025
W. P. Carey Inc.	$100.00	$122.88	$123.46	$111.34	$99.55	$124.42
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
MSCI US REIT Index	100.00	143.06	108.00	122.84	133.59	137.53

The stock price performance included in this graph is not indicative of future stock price performance.

Dividends

We currently intend to continue paying cash dividends consistent with our historical practice; however, our Board determines the amount and timing of any future dividend payments to our stockholders based on a variety of factors. Refer to Note 13 for information on the tax treatment of our dividends.

Item 6. Reserved

W. P. Carey 2025 10-K – 23

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

The following discussion should be read in conjunction with our consolidated financial statements in Item 8 of this Report and the matters described under Item 1A. Risk Factors. Please see our Annual Report on Form 10-K for the year ended December 31, 2024 for discussion of our financial condition and results of operations for the year ended December 31, 2023. Refer to Item 1. Business for a description of our business.

Financial Highlights

During the year ended December 31, 2025, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•We acquired 31 investments totaling $2.0 billion (Note 5, Note 6).
•We completed three construction projects at a cost totaling $68.9 million (Note 5).
•We acquired a 47.50% ownership interest in the partnership that owns the Las Vegas Retail Complex for $5.0 million (Note 8). In addition, we funded approximately $3.2 million for a construction loan on this project during the year ended December 31, 2025. Through December 31, 2025, we have funded $250.9 million (Note 6, Note 8).
•We committed to fund 11 construction projects totaling $277.3 million (on a consolidated basis). We currently expect to complete the projects in 2026 and 2027 (Note 5, Note 6).

Dispositions

•We disposed of 128 properties for total proceeds, net of selling costs, of $1.5 billion, including (i) 63 self-storage operating properties for total proceeds, net of selling costs, of $772.2 million, and (ii) one student housing operating property for proceeds, net of selling costs, of $77.8 million (Note 16).

Financing and Capital Markets Transactions

•In February 2025, we repaid our $450 million of 4.000% Senior Notes due 2025 at maturity (Note 11).
•On March 31, 2025, we refinanced our €500.0 million Unsecured Term Loan due 2029, extending the maturity date by three years to April 2029. In conjunction with this refinancing, we executed variable-to-fixed interest rate swaps that fix the floating rate component of the per annum interest rate at 2.00% through the end of 2027, for a total annual interest rate of approximately 2.80% as of December 31, 2025 (inclusive of the current spread) (Note 11).
•On March 31, 2025, we executed variable-to-fixed interest rate swaps that fix the floating rate component of the per annum interest rate on our £270.0 million GBP Term Loan due 2028 at 3.92% through the end of 2027, for a total annual interest rate of approximately 4.72% as of December 31, 2025 (inclusive of the current spread) (Note 11).
•On July 10, 2025, we completed an underwritten public offering of $400.0 million of 4.650% Senior Notes due 2030, at a price of 99.088% of par value. These 4.650% Senior Notes due 2030 have a five-year term and are scheduled to mature on July 15, 2030 (Note 11).
•We sold 6,258,496 shares of common stock during the year ended December 31, 2025 through our ATM Forwards at a weighted-average gross price of $67.53 per share, for anticipated gross proceeds of approximately $422.6 million as of December 31, 2025. As of the date of this Report, all of these shares of common stock sold through our ATM Forwards remain unsettled (Note 13).
•We repaid non-recourse mortgage debt outstanding totaling $265.1 million with a weighted-average interest rate of 4.5% (Note 11).

W. P. Carey 2025 10-K – 24

Dividends to Stockholders

We declared cash dividends totaling $3.620 per share, comprised of four quarterly dividends per share of $0.890, $0.900, $0.910, and $0.920.

Consolidated Results

(in thousands, except shares)

	Years Ended December 31,
	2025	2024
Total revenues	$1,716,485	$1,583,018

Net income attributable to W. P. Carey	466,359	460,839

Dividends declared	799,907	770,426

Net cash provided by operating activities (a)	1,282,319	1,833,112
Net cash used in investing activities	(960,140)	(1,133,892)
Net cash used in financing activities	(761,710)	(688,468)

Supplemental financial measures (b):
Adjusted funds from operations attributable to W. P. Carey (AFFO)	1,098,243	1,035,945

Diluted weighted-average shares outstanding	221,112,343	220,520,457
__________
(a)Amounts for the years ended December 31, 2025 and 2024 include $200.2 million and $806.8 million, respectively, of proceeds from the sales of net investments in sales-type leases (primarily the Grupo Memora portfolio sold during 2025 and the U-Haul and State of Andalusia portfolios sold during 2024) (Note 6). Such proceeds are included within Net cash provided by operating activities in accordance with Accounting Standards Codification (“ASC”) 842, Leases.
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

Revenues

Total revenues increased in 2025 as compared to 2024, primarily due to net investment activity and rent escalations, partially offset by lower operating property revenues as a result of self-storage operating property dispositions (Note 16).

Net Income Attributable to W. P. Carey

Net income attributable to W. P. Carey increased in 2025 as compared to 2024, primarily due to a higher gain on sale of real estate, lower unrealized losses recognized on our investment in shares of Lineage (Note 9), and the accretive impact of net investment activity, partially offset by higher losses from remeasurement of foreign debt, a gain on change in control of interests recognized in connection with the purchase of the remaining interest in a jointly owned investment during 2024 (Note 8), and higher impairment charges (Note 9).

AFFO

AFFO increased in 2025 as compared to 2024, primarily due to the impact of net investment activity and rent escalations.

W. P. Carey 2025 10-K – 25

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

Portfolio Summary

	As of December 31,
Net-leased Properties	2025	2024
ABR (in thousands)	$1,553,312	$1,337,172
Number of net-leased properties	1,682	1,555
Number of tenants	371	355
Total square footage (in thousands)	183,498	176,420
Occupancy	98.0%	98.6%
Weighted-average lease term (in years)	12.0	12.3

Operating Properties
Number of operating properties:	16	84
Number of self-storage operating properties	11	78
Number of hotel operating properties	4	4
Number of student housing operating properties	1	2
Occupancy (self-storage operating properties)	87.6%	89.6%

Number of countries (a)	25	26
Total assets (in thousands)	$17,990,232	$17,535,024
Net investments in real estate (in thousands)	15,469,174	14,580,475

	Years Ended December 31,
	2025	2024
Acquisition volume (in millions) (b)	$2,038.5	$1,477.0
Construction projects completed (in millions)	68.9	87.0
Average U.S. dollar/euro exchange rate	1.1295	1.0820
Average U.S. dollar/British pound sterling exchange rate	1.3178	1.2781

__________
(a)We sold all of our investments in Norway during 2025 (Note 16).
(b)Amounts for the years ended December 31, 2025 and 2024 include $3.2 million and $16.3 million, respectively, of funding for a construction loan accounted for as an equity method investment (Note 8). Amount for the year ended December 31, 2025 includes $5.0 million to acquire a 47.5% ownership interest in that equity investment (Note 8). Amounts for the years ended December 31, 2025 and 2024 include $3.9 million and $31.9 million, respectively, of funding for two construction loans accounted for as secured loans receivable (Note 6). Amounts for the year ended December 31, 2025 and 2024 include $370.0 million and $238.6 million, respectively, of sale-leasebacks classified as loans receivable (Note 6). Amount for the year ended December 31, 2024 includes the purchase of the remaining interest in a jointly owned investment for $10.5 million (Note 8).

W. P. Carey 2025 10-K – 26

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at December 31, 2025 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
Extra Space Storage	Net lease self-storage properties in the U.S. leased to publicly traded self-storage REIT	43	$41,332	2.7%	23.7
Apotex (a)	Pharmaceutical R&D and manufacturing properties in the Greater Toronto Area leased to generic drug manufacturer	11	33,448	2.2%	17.2
Life Time Fitness	Health and fitness facilities in the U.S. leased to premium athletic club operator	12	32,450	2.1%	7.9
Metro Italia (b)	Business-to-business retail stores in Italy leased to cash and carry wholesaler	19	30,893	2.0%	4.4
Fortenova (b)	Grocery stores and one warehouse in Croatia leased to European food retailer	19	28,404	1.8%	8.3
OBI (b)	Retail properties in Poland leased to German DIY retailer	26	27,524	1.8%	5.3
Fedrigoni (b)	Industrial and warehouse facilities in Germany, Italy and Spain leased to global manufacturer of premium packaging and labels	16	25,517	1.6%	17.9
TI Automotive (formerly ABC Technologies) (a) (c)	Automotive parts manufacturing properties in the U.S., Canada and Mexico leased to OEM supplier	21	25,313	1.6%	19.2
Eroski (b)	Grocery stores and warehouses in Spain leased to Spanish food retailer	63	24,104	1.5%	10.2
Nord Anglia	K-12 private schools in Orlando, Miami and Houston leased to international day and boarding school operator	3	23,599	1.5%	18.7
Total		233	$292,584	18.8%	13.5
__________
(a)ABR from these properties is denominated in U.S. dollars.
(b)ABR amounts are subject to fluctuations in foreign currency exchange rates.
(c)Of the 21 properties leased to TI Automotive (formerly ABC Technologies), nine are located in Canada, six are located in the United States, and six are located in Mexico.

W. P. Carey 2025 10-K – 27

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
Midwest
Illinois	$66,036	4.3%	9,455	5.2%
Ohio	45,660	2.9%	8,218	4.5%
Indiana	43,362	2.8%	6,251	3.4%
Michigan	27,158	1.7%	4,486	2.4%
Wisconsin	22,515	1.4%	3,410	1.9%
Other (b)	58,624	3.8%	7,141	3.9%
Total Midwest	263,355	16.9%	38,961	21.3%
South
Texas	93,471	6.0%	11,702	6.4%
Florida	44,548	2.9%	3,633	2.0%
Tennessee	39,281	2.5%	4,572	2.5%
Georgia	30,302	2.0%	4,529	2.5%
Alabama	23,484	1.5%	3,607	2.0%
Other (b)	29,031	1.9%	3,072	1.7%
Total South	260,117	16.8%	31,115	17.1%
East
North Carolina	41,210	2.7%	8,852	4.8%
Pennsylvania	32,527	2.1%	3,385	1.8%
Kentucky	29,768	1.9%	4,485	2.4%
Massachusetts	28,681	1.8%	1,344	0.7%
New Jersey	27,506	1.8%	1,118	0.6%
New York	23,080	1.5%	2,287	1.2%
South Carolina	19,531	1.3%	4,413	2.4%
Other (b)	37,266	2.4%	5,359	2.9%
Total East	239,569	15.5%	31,243	16.8%
West
California	76,277	4.9%	5,375	2.9%
Arizona	22,548	1.5%	2,372	1.3%
Nevada	17,861	1.1%	485	0.3%
Other (b)	67,330	4.3%	6,761	3.7%
Total West	184,016	11.8%	14,993	8.2%
United States Total	947,057	61.0%	116,312	63.4%
International
Italy	78,315	5.0%	9,941	5.4%
The Netherlands	68,092	4.4%	6,847	3.7%
Poland	65,529	4.2%	8,448	4.6%
United Kingdom	62,845	4.1%	4,848	2.7%
Canada (c)	59,680	3.8%	5,737	3.1%
Germany	48,061	3.1%	5,304	2.9%
Spain	42,550	2.7%	4,251	2.3%
Croatia	29,330	1.9%	2,063	1.1%
France	28,203	1.8%	2,149	1.2%
Mexico (d)	27,686	1.8%	4,328	2.4%
Denmark	27,613	1.8%	3,002	1.6%
Other (e)	68,351	4.4%	10,268	5.6%
International Total	606,255	39.0%	67,186	36.6%
Total	$1,553,312	100.0%	183,498	100.0%

W. P. Carey 2025 10-K – 28

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$595,868	38.3%	83,756	45.6%
Warehouse	390,917	25.2%	65,676	35.8%
Retail (f)	348,039	22.4%	22,855	12.5%
Other (g)	218,488	14.1%	11,211	6.1%
Total	$1,553,312	100.0%	183,498	100.0%
__________
(a)Includes square footage for any vacant properties.
(b)Other properties within Midwest include assets in Minnesota, Kansas, Iowa, Missouri, Nebraska, South Dakota, and North Dakota. Other properties within South include assets in Louisiana, Arkansas, Oklahoma, and Mississippi. Other properties within East include assets in Virginia, Maryland, Connecticut, West Virginia, New Hampshire, and Maine. Other properties within West include assets in Utah, Oregon, Colorado, Washington, Montana, Hawaii, Idaho, Wyoming, and New Mexico.
(c)$50.4 million (84.4%) of ABR from properties in Canada is denominated in U.S. dollars, with the balance denominated in Canadian dollars.
(d)All ABR from properties in Mexico is denominated in U.S. dollars.
(e)Includes assets in Lithuania, Slovakia, Belgium, the Czech Republic, Mauritius, Portugal, Austria, Latvia, Sweden, Finland, Japan, Estonia, and Hungary.
(f)Includes automotive dealerships.
(g)Includes ABR from tenants with the following property types: education facility, specialty, self-storage (net lease), laboratory, research and development, hotel (net lease), office, and land.

W. P. Carey 2025 10-K – 29

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type (a)	ABR	ABR Percent	Square Footage	Square Footage Percent
Packaged Foods & Meats	$149,136	9.6%	18,625	10.2%
Food Retail	146,151	9.4%	10,704	5.8%
Home Improvement Retail	96,221	6.2%	11,937	6.5%
Auto Parts & Equipment	81,819	5.3%	12,148	6.6%
Automotive Retail	78,203	5.0%	7,079	3.9%
Education Services	60,532	3.9%	2,747	1.5%
Air Freight & Logistics	51,599	3.3%	7,982	4.3%
Pharmaceuticals	48,155	3.1%	3,076	1.7%
Leisure Facilities	43,423	2.8%	1,958	1.1%
Industrial Machinery	41,888	2.7%	5,716	3.1%
Self-Storage REITs	41,332	2.7%	3,170	1.7%
Metal, Glass & Plastic Containers	39,646	2.6%	5,318	2.9%
Trading Companies & Distributors	37,752	2.4%	8,663	4.7%
Building Products	31,086	2.0%	6,653	3.6%
Other Specialty Retail	28,953	1.9%	3,227	1.8%
Paper Products	25,517	1.6%	4,458	2.4%
Specialty Chemicals	24,409	1.6%	4,303	2.3%
Diversified Support Services	24,000	1.5%	2,372	1.3%
Construction Materials	23,574	1.5%	3,781	2.1%
Food Distributors	20,621	1.3%	1,552	0.8%
Construction Machinery	19,645	1.3%	2,528	1.4%
Consumer Staples Merchandise Retail	19,404	1.3%	1,624	0.9%
Passenger Ground Transportation	18,970	1.2%	850	0.5%
Commodity Chemicals	16,848	1.1%	2,517	1.4%
Hotels & Resorts	16,556	1.1%	1,073	0.6%
Diversified Metals	16,289	1.0%	3,290	1.8%
Other (64 industries, each <1% ABR) (b)	351,583	22.6%	46,147	25.1%
Total	$1,553,312	100.0%	183,498	100.0%
__________
(a)Industry classification is based on the Global Industry Classification Standard (GICS) framework.
(b)Includes square footage for vacant properties.

W. P. Carey 2025 10-K – 30

Lease Expirations
(dollars and square footage in thousands)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
2026	19	20	$44,906	2.9%	5,972	3.3%
2027	44	28	60,395	3.9%	6,326	3.4%
2028	45	27	67,268	4.3%	7,419	4.0%
2029	62	35	79,275	5.1%	8,675	4.7%
2030	32	26	39,625	2.6%	3,793	2.1%
2031	46	27	81,501	5.2%	9,356	5.1%
2032	45	23	54,804	3.5%	7,244	4.0%
2033	32	25	83,537	5.4%	11,790	6.4%
2034	59	27	96,161	6.2%	9,464	5.2%
2035	24	20	78,145	5.0%	8,805	4.8%
2036	45	21	66,933	4.3%	7,891	4.3%
2037	44	21	63,514	4.1%	8,618	4.7%
2038	46	13	28,148	1.8%	2,766	1.5%
2039	100	27	75,293	4.9%	11,372	6.2%
Thereafter (>2039)	302	115	633,807	40.8%	70,247	38.3%
Vacant	—	—	—	—%	3,760	2.0%
Total	945		$1,553,312	100.0%	183,498	100.0%
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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of December 31, 2025. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties and is presented on a pro rata basis.

Results of Operations

We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality, and number of our properties. We focus our efforts on accretive investing and improving portfolio quality through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio.

W. P. Carey 2025 10-K – 31

Revenues

The following table presents revenues (in thousands):

	Years Ended December 31,
	2025	2024	Change
Real Estate Revenues
Lease revenues from:
Existing net-leased properties	$1,301,431	$1,240,374	$61,057
Recently acquired net-leased properties	159,994	39,998	119,996
Net-leased properties sold or held for sale	17,779	51,416	(33,637)
Total lease revenues (including reimbursable tenant costs)	1,479,204	1,331,788	147,416
Income from finance leases and loans receivable	90,948	73,262	17,686
Operating property revenues from:
Operating properties sold, held for sale, or reclassified to net-leased properties	60,117	91,926	(31,809)
Existing operating properties	51,751	54,635	(2,884)
Recently acquired operating properties	663	252	411
Total operating property revenues	112,531	146,813	(34,282)
Other lease-related income	24,561	20,334	4,227
Investment Management Revenues
Asset management revenue	4,957	6,597	(1,640)
Other advisory income and reimbursements	4,284	4,224	60
	$1,716,485	$1,583,018	$133,467

Lease Revenues

“Existing net-leased properties” are those that we acquired or placed into service prior to January 1, 2024 and that were not sold, held for sale, or reclassified to operating properties or sales-type leases during the periods presented. For the periods presented, there were 1,120 existing net-leased properties, including 12 self-storage properties that converted from operating properties to net leases during 2024 and four self-storage properties that converted from operating properties to net leases during 2025 (Note 5, Note 8).

For the year ended December 31, 2025 as compared to 2024, lease revenues from existing net-leased properties increased due to the following items (in millions):
__________

W. P. Carey 2025 10-K – 32

(a)Excludes fixed minimum rent increases, which are reflected as straight-line rent adjustments within lease revenues.
(b)Includes (i) higher lease revenues of $9.7 million from 16 self-storage operating properties that were converted to net leases in 2024 and 2025 (Note 5, Note 8) and (ii) higher lease revenues of $1.1 million as a result of a lease restructuring for 27 existing net-leased self-storage properties that was executed on September 1, 2024.
(c)During the first quarter of 2024, we entered into a lease restructuring with our tenant Hellweg, which included (i) abated rent from January 1, 2024 to March 31, 2024 and (ii) a reduction in annual base rent. In addition, these amounts reflect a decrease in lease revenues of $0.6 million related to lease terminations during the third quarter of 2025 at certain properties leased to Hellweg.

“Recently acquired net-leased properties” are those that we acquired or placed into service subsequent to December 31, 2023 and that were not sold or held for sale during the periods presented. Since January 1, 2024, we acquired 52 investments (comprising 444 properties).

“Net-leased properties sold or held for sale” include:

•64 net-leased properties disposed of during the year ended December 31, 2025;
•one net-leased property classified as held for sale at December 31, 2025, which was sold in January 2026 (Note 18); and
•175 net-leased properties disposed of during the year ended December 31, 2024.

Our dispositions are more fully described in Note 16.

Income from Finance Leases and Loans Receivable

For the year ended December 31, 2025 as compared to 2024, income from finance leases and loans receivable increased due to the following items (in millions):
__________
(a)We sold our U-Haul and State of Andalusia portfolios during the first quarter of 2024. Such investments were previously reclassified to net investments in sales-type leases during 2023 (Note 6).
(b)Properties comprising $2.3 million of this decrease were sold subsequent to their reclassification to operating leases during the reporting period.

W. P. Carey 2025 10-K – 33

Operating Property Revenues and Expenses

“Operating properties sold, held for sale, or reclassified to net-leased properties” includes:

•one hotel operating property sold during 2024;
•three self-storage operating properties that were reclassified to net-leased properties during 2024;
•four self-storage operating properties that were reclassified to net-leased properties during 2025;
•63 self-storage operating properties sold during 2025; and
•one student housing operating property sold during 2025.

“Existing operating properties” are those that we acquired or placed into service prior to January 1, 2024 and that were not sold, held for sale, or reclassified to net-leased properties during the periods presented. For the periods presented, we recorded operating property revenues from 15 existing operating properties, comprised of ten self-storage operating properties, four hotel operating properties, and one student housing operating property. For the year ended December 31, 2025 as compared to 2024, operating property revenues from these properties decreased, primarily due to lower occupancy at our hotel operating properties.

“Recently acquired operating properties” include one self-storage operating property acquired during 2024 (Note 5).

Other Lease-Related Income

Other lease-related income is described in Note 5.

Asset Management Revenue

During the periods presented, we earned asset management revenue from (i) NLOP and (ii) Carey European Student Housing Fund I, L.P. (“CESH”) (Note 4). Asset management revenues from NLOP and CESH are expected to decline as assets are sold (CESH owns one remaining build-to-suit project).

Other Advisory Income and Reimbursements

Other advisory income and reimbursements are comprised of (i) fixed administrative fees earned from NLOP and (ii) reimbursable costs from CESH (Note 4).

Operating Expenses

Depreciation and Amortization

For the year ended December 31, 2025 as compared to 2024, depreciation and amortization expense increased primarily due to the impact of net investment activity, partially offset by accelerated amortization of intangible assets in connection with certain lease restructurings during the year ended December 31, 2024.

General and Administrative

For the year ended December 31, 2025 as compared to 2024, general and administrative expenses increased by $1.7 million, primarily due to higher bonus expense and compensation expense, partially offset by lower professional fees.

Impairment Charges — Real Estate

Our impairment charges on real estate are described in Note 9.

Property Expenses, Excluding Reimbursable Tenant Costs

For the year ended December 31, 2025 as compared to 2024, property expenses, excluding reimbursable tenant costs, increased by $4.1 million, primarily due to tenant vacancies (which resulted in property expenses no longer being reimbursable) and higher real estate taxes at certain properties.

W. P. Carey 2025 10-K – 34

Stock-Based Compensation Expense

For a description of our equity plans and awards, please see Note 14.

For the year ended December 31, 2025 as compared to 2024, stock-based compensation expense decreased by $1.0 million, primarily due to the modification of restricted share units (“RSUs”) and performance share units (“PSUs”) in connection with an executive departure in 2024 totaling $1.1 million and a reduction in expense of $0.3 million resulting from the separation of certain employees, partially offset by increases in expense from changes in projected PSU payouts of $0.4 million.

Merger and Other Expenses

For the year ended December 31, 2024, merger and other expenses are primarily comprised of the write-off of a value added tax receivable that was previously recorded in connection with an international investment.

Other Income and Expenses, and Provision for Income Taxes

Interest Expense

For the year ended December 31, 2025 as compared to 2024, interest expense increased by $13.9 million, primarily due to higher outstanding balances and interest rates on our Senior Unsecured Notes and Unsecured Revolving Credit Facility, partially offset by lower interest rates on our Unsecured Term Loans and the reduction of our mortgage debt outstanding by prepaying or repaying at or close to maturity a total of $480.2 million of non-recourse mortgage loans with a weighted-average interest rate of 4.5% since January 1, 2024 (Note 11).

The following table presents certain information about our outstanding debt (dollars in thousands):

	Years Ended December 31,
	2025	2024
Average outstanding debt balance	$8,529,460	$7,948,034
Weighted-average interest rate	3.2%	3.2%

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on (i) the mark-to-market fair value of equity securities, (ii) foreign currency exchange rate movements (except those foreign currency-denominated unsecured debt instruments that were designated as net investment hedges (Note 10)), (iii) changes in the non-cash allowance for credit losses on loans receivable and finance leases, and (iv) extinguishment of debt. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

The following table presents other gains and (losses) (in thousands):

	Years Ended December 31,
	2025	2024	Change
Other Gains and (Losses)
Non-cash unrealized losses related to a decrease in the fair value of our investment in shares of Lineage (Note 9)	$(103,394)	$(134,002)	$30,608
Net realized and unrealized (losses) gains on foreign currency exchange rate movements (a)	(97,723)	11,491	(109,214)
Change in allowance for credit losses on finance receivables (Note 6)	(27,186)	(27,629)	443
Non-cash unrealized (losses) gains on non-hedging derivatives	(2,953)	1,913	(4,866)
Gain on repayment of secured loan receivable (b)	—	10,650	(10,650)
Other	(851)	(411)	(440)
	$(232,107)	$(137,988)	$(94,119)
__________

W. P. Carey 2025 10-K – 35

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
(b)We acquired a secured loan receivable with a fair value of $13.3 million in our merger with a former affiliate, Corporate Property Associates 17 – Global Incorporated, in October 2018, for which the outstanding principal of $24.0 million was fully repaid to us in March 2024 (Note 6). Therefore, we recorded a $10.7 million gain on repayment of this secured loan receivable during the year ended December 31, 2024.

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gains and losses on (i) the sale of properties that were disposed of, net of taxes, (ii) properties subject to the exercise of a purchase option, (iii) properties subject to a purchase agreement resulting in a lease modification during the reporting period, or (iv) properties included in assets held for sale and subject to a revised estimated purchase price, as more fully described in Note 5, Note 6, and Note 16.

Earnings from Equity Method Investments

Our equity method investments are more fully described in Note 8. The following table presents earnings from equity method investments (in thousands):

	Years Ended December 31,
	2025	2024	Change
Earnings from Equity Method Investments
Earnings from Las Vegas Retail Complex	$13,349	$13,168	$181
Earnings from Kesko Senukai (a)	3,855	686	3,169
Earnings from Harmon Retail Center	805	855	(50)
Earnings from Johnson Self Storage (b)	—	3,217	(3,217)
	$18,009	$17,926	$83
__________
(a)Increase is primarily due to higher rent collections at these retail properties, where certain rents were previously disputed and subsequently collected.
(b)On September 1, 2024, we acquired the remaining 10% controlling interest in the Johnson Self Storage jointly owned investment, bringing our ownership interest to 100%. Following this acquisition, we no longer recognize equity income from this consolidated investment (Note 8).

Non-Operating Income

Non-operating income primarily consists of interest income on our cash deposits, realized gains and losses on derivative instruments, and dividends from equity securities.

The following table presents non-operating income (in thousands):

	Years Ended December 31,
	2025	2024	Change
Non-Operating Income
Dividends from our investment in Lineage (Note 9)	$11,294	$7,899	$3,395
Interest income on our cash deposits (a)	6,345	31,816	(25,471)
Realized (losses) gains on foreign currency collars (Note 10)	(688)	12,521	(13,209)
	$16,951	$52,236	$(35,285)
__________
(a)Decrease for the year ended December 31, 2025 as compared to 2024 is due to lower cash deposit balances as a result of investment activity and debt repayments.

W. P. Carey 2025 10-K – 36

Gain on Change in Control of Interests

On September 1, 2024, we acquired the remaining interest in an investment in which we already had a joint interest and accounted for under the equity method. Due to the change in control of this jointly owned investment, we recorded a gain on change in control of interests of $31.8 million reflecting the difference between our carrying value and the fair value of our previously held equity interest. Subsequent to this acquisition, we consolidated this wholly owned investment (Note 8).

Provision for Income Taxes

For the year ended December 31, 2025 as compared to 2024, provision for income taxes increased by $0.2 million, primarily due to the impact of strengthening foreign currencies and international property acquisitions, partially offset by the impact of international lease restructurings.

Net (Income) Loss Attributable to Noncontrolling Interests

For the year ended December 31, 2025, Net (income) loss attributable to noncontrolling interests includes a noncontrolling interest’s $6.0 million share of a gain on sale of real estate recognized in connection with the disposition of a consolidated joint venture (Note 16).

Liquidity and Capital Resources

Sources and Uses of Cash During the Year

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund dividends to stockholders. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of our equity and debt offerings; the timing of purchases and sales of real estate; the timing of the repayment of mortgage loans, our Senior Unsecured Notes, and our Unsecured Term Loans; the timing of our receipt of lease revenues; the timing and amount of other lease-related payments; the timing of settlement of foreign currency transactions; changes in foreign currency exchange rates; and the timing of distributions from equity method investments. Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term liquidity needs. We may also use existing cash resources, available capacity under our Senior Unsecured Credit Facility, proceeds from term loans or other bank debt, proceeds from dispositions of properties, and the issuance of additional debt or equity securities, such as issuances of common stock through our ATM Program (Note 13), in order to meet our short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities decreased by $550.8 million during 2025 as compared to 2024, primarily due to significantly lower proceeds received from the sales of net investments in sales-type leases (Note 6), partially offset by an increase in cash flow generated from net investment activity, scheduled rent increases at existing properties, and leasing activity.

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

W. P. Carey 2025 10-K – 37

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	December 31,
	2025	2024
Carrying Value
Fixed rate:
Senior Unsecured Notes, net (a)	$6,950,261	$6,505,907
Unsecured Term Loans, net subject to interest rate swaps (a)	944,663	517,524
Non-recourse mortgages, net (a) (c)	140,646	401,821
	8,035,570	7,425,252
Variable rate:
Unsecured Revolving Credit Facility	435,417	55,448
Unsecured Term Loans, net (a)	251,703	558,302
	687,120	613,750
	$8,722,690	$8,039,002

Percent of Total Debt
Fixed rate	92%	92%
Variable rate	8%	8%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	3.1%	3.2%
Variable rate	3.4%	4.7%
Total debt	3.1%	3.3%

____________
(a)Aggregate debt balance includes unamortized discount, net, totaling $39.2 million and $39.3 million as of December 31, 2025 and 2024, respectively, and unamortized deferred financing costs totaling $30.1 million and $30.9 million as of December 31, 2025 and 2024, respectively.
(b)Includes non-recourse mortgages subject to variable-to-fixed interest rate swaps totaling $46.0 million and $43.5 million as of December 31, 2025 and 2024, respectively.

Cash Resources

At December 31, 2025, our cash resources consisted of the following:

•cash and cash equivalents totaling $155.3 million. Of this amount, $130.7 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•funds totaling $80.9 million that are held by an intermediary and have been designated for future tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchange”) transactions (Note 2);
•our Unsecured Revolving Credit Facility, with available capacity of $1.6 billion (net of amounts reserved for standby letters of credit totaling $1.1 million);
•available proceeds under our ATM Forwards of approximately $412.2 million (Note 13); and
•unleveraged properties that had an aggregate asset carrying value of approximately $15.2 billion at December 31, 2025, although there can be no assurance that we would be able to obtain financing for these properties.

W. P. Carey 2025 10-K – 38

We may also access the capital markets through additional debt (denominated in both U.S. dollars and euros) and equity offerings, as well as term loans and other bank debt.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements and Liquidity

As of December 31, 2025, we had (i) $155.3 million of cash and cash equivalents, (ii) $80.9 million of funds that are held by an intermediary and have been designated for future 1031 Exchange transactions (Note 2), (iii) approximately $1.6 billion of available capacity under our Unsecured Revolving Credit Facility (net of amounts reserved for standby letters of credit totaling $1.1 million), and (iv) available proceeds under our ATM Forwards of approximately $412.2 million (Note 13). As of December 31, 2025, scheduled debt principal payments total $979.8 million during 2026 and $597.9 million during 2027 (Note 11).

During the next 12 months following December 31, 2025 and thereafter, we expect that our significant cash requirements will include:

•paying dividends to our stockholders;
•funding acquisitions of new investments (Note 5);
•funding future capital commitments (Note 5) and tenant improvement allowances;
•making scheduled principal and balloon payments on our debt obligations, including €500 million of senior notes due in April 2026 and $350 million of senior notes due in October 2026 (Note 11);
•making scheduled interest payments on our debt obligations (future interest payments total $1.3 billion, with $270.7 million due during the next 12 months; interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at December 31, 2025); and
•other normal recurring operating expenses.

We expect to fund these cash requirements through cash generated from operations, cash received from dispositions of properties, the use of our cash reserves or unused amounts on our Unsecured Revolving Credit Facility (as described above), proceeds from term loans or other bank debt, issuances and settlements of common stock through our ATM Program (Note 13), and potential issuances of additional debt or equity securities.

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

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at December 31, 2025.

New Tax Legislation

Effective July 4, 2025, certain changes to U.S. tax law were approved that may impact us and our stockholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Internal Revenue Code, (ii) increased the percentage limit under the REIT asset test applicable to TRSs from 20% to 25% for taxable years beginning after December 31, 2025, and (iii) increased the base on which the 30% interest deduction limit under Section 163(j) of the Internal Revenue Code applies by excluding depreciation, amortization, and depletion from the definition of “adjusted taxable income” (i.e. based on EBITDA rather than EBIT) for taxable years beginning after December 31, 2024.

W. P. Carey 2025 10-K – 39

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

W. P. Carey 2025 10-K – 40

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

We also modify the NAREIT computation of FFO to adjust GAAP net income for certain non-cash charges, such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rent and related reserves, other non-cash rent adjustments, non-cash allowance for credit losses on loans receivable and finance leases, stock-based compensation, non-cash environmental accretion expense, amortization of discounts and premiums on debt, and amortization of deferred financing costs. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude non-core income and expenses, such as gains or losses from extinguishment of debt, gains or losses on the mark-to-market fair value of equity securities, merger and acquisition expenses, spin-off expenses, and income and expenses associated with our captive insurance company. We also exclude realized and unrealized gains/losses on foreign currency exchange rate movements (other than those realized on the settlement of foreign currency derivatives), which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income to arrive at AFFO because they are not the primary drivers in our decision-making process and excluding these items provides investors with a view of our portfolio performance over time and makes it more comparable to other REITs. AFFO also reflects adjustments for unconsolidated partnerships and jointly owned investments. We use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

We believe that AFFO is a useful supplemental measure for investors to consider because we believe it will help them better assess the sustainability of our operating performance without the potentially distorting impact of these short-term fluctuations. However, there are limits on the usefulness of AFFO to investors. For example, impairment charges and unrealized foreign currency exchange rate losses that we exclude may become actual realized losses upon the ultimate disposition of the properties in the form of lower cash proceeds or other considerations. We use our FFO and AFFO measures as supplemental financial measures of operating performance. We do not use our FFO and AFFO measures as, nor should they be considered to be, alternatives to net income computed under GAAP, alternatives to net cash provided by operating activities computed under GAAP, or indicators of our ability to fund our cash needs.

W. P. Carey 2025 10-K – 41

FFO and AFFO were as follows (in thousands):

	Years Ended December 31,
	2025	2024
Net income attributable to W. P. Carey	$466,359	$460,839
Adjustments:
Depreciation and amortization of real property	518,414	485,088
Gain on sale of real estate, net	(193,793)	(74,822)
Impairment charges — real estate	70,367	43,595
Gain on change in control of interests (a)	—	(31,849)
Proportionate share of adjustments to earnings from equity method investments (b)	8,400	11,871
Proportionate share of adjustments for noncontrolling interests (c) (d)	5,716	(379)
Total adjustments	409,104	433,504
FFO (as defined by NAREIT) attributable to W. P. Carey	875,463	894,343
Adjustments:
Other (gains) and losses (e)	232,107	137,988
Straight-line and other leasing and financing adjustments	(75,589)	(80,899)
Stock-based compensation	39,894	40,894
Amortization of deferred financing costs	19,172	18,845
Above- and below-market rent intangible lease amortization, net	11,488	26,144
Tax benefit — deferred and other	(10,885)	(4,245)
Other amortization and non-cash items	2,315	2,303
Merger and other expenses (f)	2,247	4,457
Proportionate share of adjustments to earnings from equity method investments (b)	2,374	(3,531)
Proportionate share of adjustments for noncontrolling interests (c)	(343)	(354)
Total adjustments	222,780	141,602
AFFO attributable to W. P. Carey	$1,098,243	$1,035,945

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$875,463	$894,343
AFFO attributable to W. P. Carey	$1,098,243	$1,035,945
__________
(a)Amount for the year ended December 31, 2024 represents a gain recognized on the remaining interest in an investment acquired during the third quarter of 2024, which we had previously accounted for under the equity method (Note 8).
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
(d)Amount for the year ended December 31, 2025 includes a noncontrolling interest’s $6.0 million share of a gain on sale of real estate (Note 16).
(e)Primarily comprised of gains and losses on the mark-to-market fair value of equity securities, foreign currency exchange rate movements, changes in the non-cash allowance for credit losses on loans receivable and finance leases, and extinguishment of debt. Amounts for the years ended December 31, 2025 and 2024 include mark-to-market unrealized losses for our investment in shares of Lineage of $103.4 million and $134.0 million, respectively (Note 9).
(f)Amount for the year ended December 31, 2024 is primarily comprised of the write-off of a value added tax receivable that was previously recorded in connection with an international investment.

W. P. Carey 2025 10-K – 42

While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO and AFFO measures.

W. P. Carey 2025 10-K – 43

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

Our debt obligations are more fully described in Note 11 and Liquidity and Capital Resources — Summary of Financing in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2025 (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Fixed-rate debt (a) (b)	$979,753	$597,920	$1,026,968	$1,100,450	$1,017,519	$3,381,294	$8,103,904	$7,839,512
Variable-rate debt (a)	$—	$—	$252,625	$435,417	$—	$—	$688,042	$721,820
__________
(a)Amounts are based on the exchange rate at December 31, 2025, as applicable.
(b)Amounts include non-recourse mortgages and unsecured term loans subject to variable-to-fixed interest rate swaps. Amounts are primarily comprised of principal payments for our Senior Unsecured Notes (Note 11).

The estimated fair value of our fixed-rate debt and our variable-rate debt is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at December 31, 2025 would increase or decrease by $3.2 million for our euro-denominated debt, $0.5 million for our Canadian dollar-denominated debt, $0.4 million for our British pound sterling-denominated debt, and by $0.2 million for our Japanese yen-denominated debt for each respective 1% change in annual interest rates.

W. P. Carey 2025 10-K – 44

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, British pound sterling, Danish krone, Canadian dollar, Japanese yen, and certain other currencies which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed several offerings of euro-denominated senior notes, and have borrowed under our Senior Unsecured Credit Facility and Unsecured Term Loan due 2029 in foreign currencies, including the euro, British pound sterling, Japanese yen, and Canadian dollar (Note 11). Volatile market conditions arising from certain macroeconomic factors may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, British pound sterling, or Danish krone and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at December 31, 2025 of $2.3 million, $0.4 million, and $0.3 million, respectively, excluding the impact of our derivative instruments.

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

For the year ended December 31, 2025, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•64% related to domestic operations; and
•36% related to international operations.

At December 31, 2025, our net-lease portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our ABR as of that date:

•61% related to domestic properties;
•39% related to international properties; and
•38% related to industrial facilities, 25% related to warehouse facilities, and 22% related to retail facilities.

W. P. Carey 2025 10-K – 45

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

W. P. Carey 2025 10-K – 46

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of W. P. Carey Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of W. P. Carey Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

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

W. P. Carey 2025 10-K – 47

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

Purchase Price Allocation for Asset Acquisitions

As described in Notes 2 and 5 to the consolidated financial statements, the Company completed real estate acquisitions for total consideration of $1.7 billion during the year ended December 31, 2025. For acquired properties with leases classified as operating leases, management allocates the purchase price to the tangible and intangible assets and liabilities based on their estimated fair values. Management determines the fair value of land under the sales comparison (or market) approach. Management determines the fair value of real estate under the income approach using either the discounted cash flow method or the direct capitalization method. For the discounted cash flow method, the fair value of real estate is determined (i) by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term and (ii) by the estimated residual value, which is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-tenanting of such property at estimated market rental rates, and applying a selected capitalization rate. For the direct capitalization method, the fair value of real estate is determined (i) by the stabilized estimated net operating income for each property in the portfolio and (ii) a selected capitalization rate. For any acquisitions that do not qualify as sale-leaseback transactions, management records above- and below-market lease intangible assets and liabilities for acquired properties based on the present value, using a discount rate reflecting the risks associated with the leases acquired. For acquired properties with tenants in place, management records in-place lease intangible assets based on the estimated value ascribed to the avoidance of costs of leasing the properties for the remaining primary in-place lease terms. The principal considerations for our determination that performing procedures relating to the purchase price allocation for acquisitions is a critical audit matter are (i) the significant judgment by management when developing the estimated fair value of tangible and intangible assets and liabilities to allocate the purchase price; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to land values used in the sales comparison approach for land, capitalization rates, market rental rates and discount rates used in the discounted cash flow method for tangible and intangible assets and capitalization rates and market rental rates used in the direct capitalization method for tangible and intangible assets; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to purchase price allocations for acquisitions, including controls over management’s development of the estimated fair value of the land and tangible and intangible assets and liabilities and controls over the review of significant assumptions related to land values, capitalization rates, market rental rates and discount rates. These procedures also included, among others, for a sample of acquisitions (i) reading the executed purchase agreements and leasing documents; (ii) testing management’s process for developing the estimated fair value of land and tangible and intangible assets and liabilities; (iii) evaluating the appropriateness of the sales comparison approach, discounted cash flow and direct capitalization methods; (iv) testing the completeness and accuracy of underlying data used in the sales comparison approach, discounted cash flow and direct capitalization methods; (v) evaluating the reasonableness of the significant assumptions used by management related to land values used in the sales comparison approach for land, capitalization rates, market rental rates and discount rates used in the discounted cash flow method for tangible and intangible assets and capitalization rates and market rental rates used in the direct capitalization method for tangible and intangible assets. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the significant assumptions related to land values, discount rates, capitalization rates and market rental rates.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 11, 2026

We have served as the Company’s auditor since 1973, which includes periods before the Company became subject to SEC reporting requirements.

W. P. Carey 2025 10-K – 48

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Investments in real estate:
Land, buildings and improvements — net lease and other	$14,451,306	$12,842,869
Land, buildings and improvements — operating properties	286,079	1,198,676
Net investments in finance leases and loans receivable	1,171,886	798,259
In-place lease intangible assets and other	2,466,199	2,297,572
Above-market rent intangible assets	668,707	665,495
Investments in real estate	19,044,177	17,802,871
Accumulated depreciation and amortization	(3,578,330)	(3,222,396)
Assets held for sale, net	3,327	—
Net investments in real estate	15,469,174	14,580,475
Equity method investments	310,178	301,115
Cash and cash equivalents	155,329	640,373
Other assets, net	1,068,480	1,045,218
Goodwill	987,071	967,843
Total assets (a)	$17,990,232	$17,535,024
Liabilities and Equity
Debt:
Senior unsecured notes, net	$6,950,261	$6,505,907
Unsecured term loans, net	1,196,366	1,075,826
Unsecured revolving credit facility	435,417	55,448
Non-recourse mortgages, net	140,646	401,821
Debt, net	8,722,690	8,039,002
Accounts payable, accrued expenses and other liabilities	670,038	596,994
Below-market rent intangible liabilities, net	104,055	119,831
Deferred income taxes	151,820	147,461
Dividends payable	207,487	197,612
Total liabilities (a)	9,856,090	9,100,900
Commitments and contingencies (Note 12)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 219,145,876 and 218,848,844 shares, respectively, issued and outstanding	219	219
Additional paid-in capital	11,830,737	11,805,179
Distributions in excess of accumulated earnings	(3,539,592)	(3,203,974)
Deferred compensation obligation	80,239	78,503
Accumulated other comprehensive loss	(253,346)	(250,232)
Total stockholders’ equity	8,118,257	8,429,695
Noncontrolling interests	15,885	4,429
Total equity	8,134,142	8,434,124
Total liabilities and equity	$17,990,232	$17,535,024
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.

W. P. Carey 2025 10-K – 49

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenues
Real Estate:
Lease revenues	$1,479,204	$1,331,788	$1,427,376
Income from finance leases and loans receivable	90,948	73,262	107,173
Operating property revenues	112,531	146,813	180,257
Other lease-related income	24,561	20,334	23,333
	1,707,244	1,572,197	1,738,139
Investment Management:
Asset management revenue	4,957	6,597	2,184
Other advisory income and reimbursements	4,284	4,224	1,035
	9,241	10,821	3,219
	1,716,485	1,583,018	1,741,358
Operating Expenses
Depreciation and amortization	521,127	487,724	574,212
General and administrative	100,672	98,969	96,395
Impairment charges — real estate	70,367	43,595	86,411
Reimbursable tenant costs	68,743	55,975	81,939
Operating property expenses	60,177	70,866	95,141
Property expenses, excluding reimbursable tenant costs	53,825	49,677	44,451
Stock-based compensation expense	39,894	40,894	34,504
Merger and other expenses	2,247	4,457	4,954
	917,052	852,157	1,018,007
Other Income and Expenses
Interest expense	(291,256)	(277,367)	(291,852)
Other gains and (losses)	(232,107)	(137,988)	(36,184)
Gain on sale of real estate, net	193,793	74,822	315,984
Earnings from equity method investments	18,009	17,926	19,575
Non-operating income	16,951	52,236	21,442
Gain on change in control of interests	—	31,849	—
	(294,610)	(238,522)	28,965
Income before income taxes	504,823	492,339	752,316
Provision for income taxes	(31,908)	(31,709)	(44,052)
Net Income	472,915	460,630	708,264
Net (income) loss attributable to noncontrolling interests	(6,556)	209	70
Net Income Attributable to W. P. Carey	$466,359	$460,839	$708,334

Basic Earnings Per Share	$2.11	$2.09	$3.29
Diluted Earnings Per Share	$2.11	$2.09	$3.28
Weighted-Average Shares Outstanding
Basic	220,501,239	220,168,325	215,369,777
Diluted	221,112,343	220,520,457	215,760,496
See Notes to Consolidated Financial Statements.

W. P. Carey 2025 10-K – 50

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Net Income	$472,915	$460,630	$708,264
Other Comprehensive (Loss) Income
Unrealized (loss) gain on derivative instruments	(35,728)	10,624	(26,429)
Foreign currency translation adjustments	32,943	(6,281)	19,758
Foreign currency translation adjustments derecognized in connection with the Spin-Off	—	—	35,664
	(2,785)	4,343	28,993
Comprehensive Income	470,130	464,973	737,257

Amounts Attributable to Noncontrolling Interests
Net (income) loss	(6,556)	209	70
Foreign currency translation adjustments	(329)	292	(80)
Comprehensive (income) loss attributable to noncontrolling interests	(6,885)	501	(10)
Comprehensive Income Attributable to W. P. Carey	$463,245	$465,474	$737,247

See Notes to Consolidated Financial Statements.

W. P. Carey 2025 10-K – 51

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2025	218,848,844	$219	$11,805,179	$(3,203,974)	$78,503	$(250,232)	$8,429,695	$4,429	$8,434,124
Shares issued upon delivery of vested restricted share awards	293,495	—	(14,873)				(14,873)		(14,873)
Shares issued upon purchases under employee share purchase plan	3,537	—	203				203		203
Amortization of stock-based compensation expense			39,894				39,894		39,894
Deferral of vested shares, net			(2,264)		2,264		—		—
Dividends declared ($3.620 per share)			2,598	(801,977)	(528)		(799,907)		(799,907)
Net income				466,359			466,359	6,556	472,915
Contributions from noncontrolling interests (Note 6)							—	8,766	8,766
Distributions to noncontrolling interests							—	(7,563)	(7,563)
Non-cash contributions from noncontrolling interests (Note 6)							—	3,872	3,872
Non-cash write-off of noncontrolling interest in connection with a disposition							—	(504)	(504)
Other comprehensive loss:
Unrealized loss on derivative instruments						(35,728)	(35,728)		(35,728)
Foreign currency translation adjustments						32,614	32,614	329	32,943
Balance at December 31, 2025	219,145,876	$219	$11,830,737	$(3,539,592)	$80,239	$(253,346)	$8,118,257	$15,885	$8,134,142

(Continued)

W. P. Carey 2025 10-K – 52

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

W. P. Carey 2025 10-K – 53

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

See Notes to Consolidated Financial Statements.

W. P. Carey 2025 10-K – 54

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash Flows — Operating Activities
Net income	$472,915	$460,630	$708,264
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	537,645	507,101	594,166
Net realized and unrealized losses on equity securities, foreign currency exchange rate movements, extinguishment of debt, and other	204,439	120,962	9,059
Gain on sale of real estate, net	(193,793)	(74,822)	(315,984)
Straight-line rent adjustments	(78,374)	(83,094)	(75,435)
Impairment charges — real estate	70,367	43,595	86,411
Stock-based compensation expense	39,894	40,894	34,504
Increase in allowance for credit losses	27,186	27,629	29,074
Earnings from equity method investments	(18,009)	(17,926)	(19,575)
Distributions of earnings from equity method investments	15,942	21,066	18,588
Deferred income tax benefit	(10,885)	(4,245)	(199)
Amortization of rent-related intangibles and deferred rental revenue	5,986	24,477	33,958
Gain on change in control of interests	—	(31,849)	—
Gain on repayment of secured loan receivable	—	(10,650)	—
Proceeds from sales of net investments in sales-type leases	200,168	806,812	—
Net changes in other operating assets and liabilities	8,838	2,532	(29,399)
Net Cash Provided by Operating Activities	1,282,319	1,833,112	1,073,432
Cash Flows — Investing Activities
Purchases of real estate	(1,657,339)	(1,128,809)	(1,211,397)
Proceeds from sales of real estate	1,280,180	409,487	446,402
Investments in loans receivable	(399,819)	(270,380)	—
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(191,213)	(135,327)	(121,625)
Value added taxes refunded in connection with acquisition of real estate	47,731	34,801	13,795
Value added taxes paid in connection with acquisition of real estate	(45,647)	(56,509)	(20,532)
Other investing activities, net	8,820	4,579	(12,791)
Return of capital from equity method investments	5,317	1,026	10,484
Purchase of equity investment	(5,000)	—	—
Capital contributions to equity method investments	(3,170)	(16,760)	(38,219)
Proceeds from repayment of loans receivable	—	24,000	28,000
Net Cash Used in Investing Activities	(960,140)	(1,133,892)	(905,883)
Cash Flows — Financing Activities
Proceeds from Unsecured Revolving Credit Facility	3,115,158	1,229,189	2,551,578
Repayments of Unsecured Revolving Credit Facility	(2,739,777)	(1,566,439)	(2,439,754)
Dividends paid	(790,032)	(765,146)	(916,530)
Repayment of Senior Unsecured Notes	(450,000)	(1,044,500)	—
Proceeds from issuance of Senior Unsecured Notes	396,352	1,725,886	—
Payments of mortgage principal	(274,572)	(231,506)	(396,730)
Repayments of Unsecured Term Loans	(90,224)	—	—
Proceeds from Unsecured Term Loans	86,224	—	542,330
Payments for withholding taxes upon delivery of equity-based awards	(14,873)	(6,950)	(13,679)
Contributions from noncontrolling interests	8,767	623	2,886
Distributions to noncontrolling interests	(7,563)	(2,255)	(3,263)
Payment of financing costs	(4,278)	(14,559)	(13,875)
Other financing activities, net	3,108	(12,811)	1,929
Proceeds from shares issued under forward equity, net of selling costs	—	—	633,785
Proceeds in connection with the Spin-Off	—	—	343,885
Net Cash (Used in) Provided by Financing Activities	(761,710)	(688,468)	292,562
Change in Cash and Cash Equivalents and Restricted Cash During the Year
Effect of exchange rate changes on cash and cash equivalents and restricted cash	21,222	(12,022)	7,719
Net (decrease) increase in cash and cash equivalents and restricted cash	(418,309)	(1,270)	467,830
Cash and cash equivalents and restricted cash, beginning of year	690,701	691,971	224,141
Cash and cash equivalents and restricted cash, end of year	$272,392	$690,701	$691,971
 (Continued)

W. P. Carey 2025 10-K – 55

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

See Notes to Consolidated Financial Statements.

W. P. Carey 2025 10-K – 56

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

At December 31, 2025, we were the advisor to Carey European Student Housing Fund I, L.P. (“CESH”), a limited partnership formed for the purpose of developing, owning, and operating student housing properties in Europe (Note 4).

We operate as one reportable segment. Our business is characterized as investing primarily in operationally-critical, single-tenant commercial real estate properties that are principally leased on a long-term basis. These economic characteristics are similar across various property types, geographic locations, and industries in which our tenants operate and therefore considered one operating segment (Note 17). Our consolidated operating results, including net income, are regularly reviewed, in the aggregate, by our chief operating decision maker (“CODM”) to evaluate performance and allocate resources, which can be found on our consolidated financial statements. The CODM is our Chief Executive Officer.

Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Europe, which are leased to companies on a triple-net lease basis. At December 31, 2025, our portfolio was comprised of our full or partial ownership interests in 1,682 properties, totaling approximately 183 million square feet, substantially all of which were net leased to 371 tenants, with a weighted-average lease term of 12.0 years and an occupancy rate of 98.0%. In addition, at December 31, 2025, our portfolio was comprised of 16 operating properties, including 11 self-storage properties, four hotels, and one student housing property, totaling approximately 1.3 million square feet. All references to number of properties, square footage, occupancy, and industry type are unaudited.

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

W. P. Carey 2025 10-K – 57

Notes to Consolidated Financial Statements
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

W. P. Carey 2025 10-K – 58

Notes to Consolidated Financial Statements
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

W. P. Carey 2025 10-K – 59

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

Assets Held for Sale — We generally classify real estate assets that are subject to operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied, we received a non-refundable deposit, and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we compare the asset’s fair value less estimated cost to sell to its carrying value, and if the fair value less estimated cost to sell is less than the property’s carrying value, we reduce the carrying value to the fair value less estimated cost to sell. We will continue to review the property for subsequent changes in the fair value, and may recognize a loss on sale of real estate, if warranted.

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

Goodwill — We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event (for example, the Spin-Off (Note 3, Note 7)). To identify any impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the Company is less than its carrying value. This assessment is used as a basis to determine whether it is necessary to calculate fair value of the Company. We calculate the estimated fair value of the Company by utilizing our market capitalization. Impairments, if any, will be the difference between the Company’s fair value and carrying amount, not to exceed the carrying amount of goodwill.

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

W. P. Carey 2025 10-K – 60

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

During the year ended December 31, 2025, we had a net decrease of four entities classified as VIEs, primarily due to the completion of certain tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchange”), the liquidation of an unconsolidated investment in equity securities, and the disposition of a consolidated joint venture, partially offset by committing to certain joint venture construction projects (Note 6).

At December 31, 2025 and 2024, we considered ten and 14 entities to be VIEs, respectively, of which we consolidated six and nine, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	December 31,
	2025	2024
Land, buildings and improvements — net lease and other	$31,861	$468,484
Net investments in finance leases and loans receivable	178,076	144,103
In-place lease intangible assets and other	3,620	67,764
Above-market rent intangible assets	1,685	3,757
Accumulated depreciation and amortization	(11,637)	(19,391)
Total assets	207,985	671,402

Non-recourse mortgages, net	$—	$47,853
Below-market rent intangible liabilities, net	—	25
Total liabilities	946	72,521

At December 31, 2025 and 2024, our four and five unconsolidated VIEs, respectively, included our interests in (i) two unconsolidated real estate investments, which we account for under the equity method of accounting (we do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities), (ii) one and two unconsolidated investments in equity securities, respectively, which we accounted for as investments in shares of the entities at fair value, and (iii) one construction loan investment, which we accounted for as a secured loan receivable. As of December 31, 2025 and 2024, the net carrying amount of our investments in these entities was $477.5 million and $576.2 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

W. P. Carey 2025 10-K – 61

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

	December 31,
	2025	2024	2023
Cash and cash equivalents	$155,329	$640,373	$633,860
Restricted cash (a)	117,063	50,328	58,111
Total cash and cash equivalents and restricted cash	$272,392	$690,701	$691,971
__________
(a)Restricted cash is included within Other assets, net on our consolidated balance sheets. Amounts as of December 31, 2025 and 2024 include $80.9 million and $14.6 million, respectively, of proceeds from certain dispositions, which are held by an intermediary and have been designated for future 1031 Exchange transactions.

W. P. Carey 2025 10-K – 62

Notes to Consolidated Financial Statements
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

Other Assets and Liabilities — We include prepaid expenses, straight-line rent receivables, tenant receivables, deferred charges, escrow balances held by lenders, restricted cash balances, marketable securities, derivative assets, other intangible assets, corporate fixed assets, our investment in shares of Lineage (a cold storage REIT) (Note 9), and office lease ROU assets in Other assets, net. We include derivative liabilities, amounts held on behalf of tenants, operating lease liabilities, and deferred revenue in Accounts payable, accrued expenses and other liabilities.

Investment in Shares of Lineage — We have elected to apply the measurement alternative under Accounting Standards Update (“ASU”) 2016-01, Financial Instruments — Overall (Subtopic 825-10) to account for our investment in 5,546,547 shares of Lineage, which is included in Other assets, net in the consolidated financial statements (Note 9). Under this alternative, the carrying value is adjusted for any impairments or changes in fair value resulting from observable transactions for similar or identical investments in the issuer. We transferred this investment from Level 3 to Level 2 within the fair value hierarchy during the third quarter of 2024 because Lineage became a publicly traded company during that period. Although its share price is actively traded on an open market, we make an adjustment to the value of our investment based on the promote value that the sponsor of our investment is entitled to. Since we were a legacy investor in Lineage prior to their public offering completed in July 2024, our ownership interest is subject to settlement at the discretion of Lineage over a three-year period, during which we will have the option to settle our investment in the form of cash or common stock. If our investment is not settled by Lineage during the three-year period, our investment will convert to common shares.

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

W. P. Carey 2025 10-K – 63

Notes to Consolidated Financial Statements
Revenue from contracts under ASC 606, Revenue from Contracts with Customers is recognized when, or as, control of promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. ASC 606 does not apply to our lease revenues, which constitute a majority of our revenues, but primarily applies to revenues generated from our hotel operating properties and revenues earned from our affiliates (Note 4).

Revenue from contracts primarily represented hotel operating property revenues of $37.6 million, $43.0 million, and $76.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

CESH reimburses us for certain personnel and overhead costs that we incur on their behalf. We record reimbursement income as the expenses are incurred, subject to limitations imposed by the advisory agreements. Revenue from contracts with affiliates under ASC 606 is discussed in Note 4.

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

W. P. Carey 2025 10-K – 64

Notes to Consolidated Financial Statements
Foreign Currency Translation and Transaction Gains and Losses — We have interests in international real estate investments primarily in Europe, Canada, and Japan, and the primary functional currencies for those investments are the euro, the British pound sterling, the Danish krone, the Canadian dollar, and the Japanese yen. We perform the translation from these currencies to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate during the month in which the transaction occurs. We report the gains and losses resulting from such translation as a component of other comprehensive income in equity. These translation gains and losses are fully reclassified out of foreign currency translation adjustments (within Accumulated other comprehensive loss in the consolidated balance sheets) and released to net income (within Gain on sale of real estate, net, in the consolidated statements of income) when we have substantially exited from all investments in the related currency. During the year ended December 31, 2025, we exited all investments denominated in Norwegian krone (Note 13, Note 16).

A transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Also, foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany debt that is short-term or has scheduled principal payments, are included in the determination of net income (within Other gains and (losses) in the consolidated statements of income).

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

Income Taxes — We conduct business in various states and municipalities primarily within North America and Europe, and as a result, we or one or more of our subsidiaries file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. We derive most of our REIT income from our real estate operations. Our domestic real estate operations are generally not subject to federal tax, and accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements for these operations. These operations may be subject to certain state and local taxes, as applicable. A taxable REIT subsidiary (“TRS”) may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business. These operations are subject to federal, state, local, and foreign taxes, as applicable. Our financial statements are prepared on a consolidated basis including these TRSs and include a provision for current and deferred taxes on these operations.

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

W. P. Carey 2025 10-K – 65

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

Earnings Per Share — Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share reflects potentially dilutive securities (RSAs, RSUs, PSUs, and shares available for issuance under our ATM Forwards, as defined in Note 13) using the treasury stock method, except when the effect would be anti-dilutive.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, requiring all public business entities to provide additional disclosure of the nature of expenses included in the consolidated statements of income. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim reporting periods beginning after December 15, 2027, on a prospective basis, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to annually (i) disclose specific categories in the rate reconciliation disclosure and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pre-tax income or loss by the applicable statutory income tax rate). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. We adopted this standard for our annual period beginning January 1, 2025 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements, but has resulted in incremental disclosures within the footnotes to our consolidated financial statements (Note 15).

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

W. P. Carey 2025 10-K – 66

Notes to Consolidated Financial Statements
On the date of the Spin-Off, NLOP’s portfolio of 59 office properties totaled approximately 9.3 million leasable square feet (including 0.6 million of operating square footage for a parking garage at a domestic property) (unaudited) primarily leased to 62 corporate tenants on a single-tenant net lease basis. The vast majority of the office properties owned by NLOP are located in the United States, with the balance in Europe. NLOP’s portfolio generated contractual minimum annualized base rent (“ABR”) totaling approximately $145 million as of September 30, 2023. We also derecognized non-recourse mortgages encumbering ten properties totaling $164.7 million.

The following table summarizes assets, liabilities, and equity derecognized in connection with the Spin-Off (in thousands):

Assets
Investments in real estate:
Land, buildings and improvements — net lease and other	$1,299,400
In-place lease and other intangible assets	373,631
Above-market rent intangible assets	58,426
Investments in real estate	1,731,457
Accumulated depreciation and amortization	(454,768)
Net investments in real estate	1,276,689
Cash and cash equivalents and restricted cash	9,141
Other assets, net (excluding restricted cash)	70,472
Goodwill (Note 7)	61,737
Less: impairment charges (Note 9)	(47,282)
Total assets	$1,370,757
Liabilities and Equity
Non-recourse mortgages, net	$164,743
Accounts payable, accrued expenses and other liabilities	54,199
Below-market rent intangible liabilities	11,799
Deferred income taxes	9,718
Total liabilities	240,459

Distributions in excess of accumulated earnings	229,712
Accumulated other comprehensive loss	(35,664)
Noncontrolling interests	4,406
Total equity	198,454
Total liabilities and equity	$438,913

W. P. Carey 2025 10-K – 67

Notes to Consolidated Financial Statements
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

Spin-Off Costs

In connection with the Spin-Off, we incurred approximately $61.6 million in total costs, comprised of (i) $10.0 million of advisory fees, which is included in Merger and other expenses on our consolidated statements of income ($4.9 million of such fees were recognized during the year ended December 31, 2022 and $5.1 million were recognized during the year ended December 31, 2023); and (ii) $51.6 million of additional Spin-Off related costs (including $14.4 million of financing costs incurred in connection with the NLOP Financing Arrangements), which were reimbursed to us by NLOP in connection with the Spin-Off.

W. P. Carey 2025 10-K – 68

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

The following tables present a summary of revenue earned and reimbursable costs received/accrued from NLOP and CESH for the periods indicated, included in the consolidated financial statements (in thousands):

	Years Ended December 31,
	2025	2024	2023
Asset management revenue (a) (b)	$4,957	$6,597	$2,184
Administrative reimbursements (a) (c)	4,000	4,000	667
Reimbursable costs from affiliates (a) (c)	284	224	368
	$9,241	$10,821	$3,219

	Years Ended December 31,
	2025	2024	2023
NLOP	$8,578	$10,243	$1,912
CESH	663	578	1,307
	$9,241	$10,821	$3,219
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

The following table presents a summary of amounts due from affiliates, which are included within Other assets, net in the consolidated financial statements (in thousands):

	December 31,
	2025	2024
Accounts receivable	$535	$462
Asset management fees receivable	391	554
Reimbursable costs	70	73
	$996	$1,089

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

W. P. Carey 2025 10-K – 69

Notes to Consolidated Financial Statements
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

Other Transactions with Affiliates and Related Parties

Captive Insurance Company

In March 2025, we formed a wholly owned captive insurance company, which commenced operations in May 2025 and insures a portion of the North American real property portfolios of each of NLOP and us. Annual property insurance premiums from NLOP properties (commencing May 1, 2025) total $0.7 million, of which we recognized $0.4 million for the year ended December 31, 2025, which is included in Other gains and (losses) in the consolidated financial statements. Our captive insurance company does not have a material impact on our consolidated financial statements.

Other

At December 31, 2025, we owned interests in eight jointly owned investments in real estate, with the remaining interests held by third parties. We consolidate five such investments and account for the remaining three investments under the equity method of accounting (Note 8). In addition, we owned limited partnership units of CESH at that date. We elected to account for our investment in CESH under the fair value option (Note 8).

Note 5. Land, Buildings and Improvements, and Assets Held for Sale

Land, Buildings and Improvements — Net Lease and Other

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	December 31,
	2025	2024
Land	$2,839,757	$2,398,409
Buildings and improvements	11,531,634	10,388,418
Real estate under construction	79,915	56,042
Less: Accumulated depreciation	(2,026,829)	(1,701,892)
	$12,424,477	$11,140,977

W. P. Carey 2025 10-K – 70

Notes to Consolidated Financial Statements
During 2025, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro increased by 13.1% to $1.1750 from $1.0389. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements — net lease and other increased by $435.9 million from December 31, 2024 to December 31, 2025.

During the year ended December 31, 2025, we reclassified a portfolio of 26 properties classified as Land, buildings and improvements — net lease and other to Net investments in finance leases and loans receivable since we entered into an agreement to sell the properties to the tenant. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $121.0 million from December 31, 2024 to December 31, 2025 (Note 6). These properties were sold in June 2025.

During the year ended December 31, 2025, we reclassified a property classified as Land, buildings and improvements — net lease and other to Net investments in finance leases and loans receivable since we entered into an agreement to sell the property to the tenant. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $3.5 million from December 31, 2024 to December 31, 2025 (Note 6). This property was sold in July 2025.

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

In connection with changes in lease classifications due to extensions of the underlying leases, we reclassified three properties with an aggregate carrying value of $15.0 million from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other during 2025 (Note 6).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $331.1 million, $292.9 million, and $325.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

W. P. Carey 2025 10-K – 71

Notes to Consolidated Financial Statements
Acquisitions of Real Estate During 2025

During 2025, we entered into the following investments, which were deemed to be real estate asset acquisitions (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs (a)
Various, United States (a)	59	2/26/2025	Industrial, Warehouse	$136,022
Various, United States (b)	4	3/3/2025	Retail	8,474
Mishawaka, Indiana	1	3/26/2025	Specialty (Healthcare)	31,762
Various, Germany (3 properties) and La Garriga, Spain (c)	4	4/11/2025	Industrial	42,981
Santa Fe Springs, California	1	4/23/2025	Warehouse	128,043
Various, Italy (7 properties) and Málaga and Burgos, Spain (c)	9	5/13/2025	Industrial	73,280
Chattanooga, Tennessee	1	6/16/2025	Industrial	20,247
Newark, New Jersey and Boston, Massachusetts	2	6/17/2025	Industrial	101,856
San Francisco, California	1	7/11/2025	Industrial	49,604
Various, United States (d)	8	7/11/2025; 8/28/2025	Retail	15,796
Loughborough and Ilkeston, United Kingdom (c)	2	7/16/2025	Retail	68,308
Houston, Texas	1	7/31/2025	Industrial	18,357
Various, France (3 properties) and Medina del Campo, Spain (c)	4	7/31/2025	Industrial	56,388
Various, Italy (c)	35	8/6/2025	Industrial, Warehouse	81,900
Monterrey and San Juan del Rio, Mexico	4	8/26/2025	Industrial	44,033
Mesquite, Texas	1	9/18/2025	Industrial	92,271
Kissimmee, Florida	1	9/23/2025	Retail	14,338
Toronto and Markham, Canada; and Lee’s Summit, Missouri (c)	3	9/24/2025	Industrial	67,170
Compton, California	1	10/1/2025	Warehouse	5,937
Various, United States (d)	4	10/2/2025	Specialty (Healthcare)	137,275
San Juan del Rio, Mexico	1	10/2/2025	Industrial	9,999
Various, United States (e)	8	10/9/2025; 12/10/2025	Retail	15,986
New Hartford, New York	1	11/26/2025	Retail (Car Wash)	5,084
Wasserburg am Inn, Germany (c)	1	12/16/2025	Industrial	27,142
Cesena and Gela, Italy (c)	2	12/17/2025	Industrial, Warehouse	2,218
Various, United States (f)	10	12/18/2025	Retail	321,826
Navarra and Zaragoza, Spain (c)	4	12/22/2025	Warehouse	80,020
	173			$1,656,317
__________
(a)This investment includes properties located across 13 U.S. states.
(b)This investment includes properties located across three U.S. states.
(c)Amount reflects the applicable exchange rate on the date of transaction.
(d)This investment includes properties located across four U.S. states.
(e)This investment includes properties located across five U.S. states.
(f)This investment includes properties located across nine U.S. states.

W. P. Carey 2025 10-K – 72

Notes to Consolidated Financial Statements
The aggregate purchase price allocation for investments disclosed above is as follows (dollars in thousands):

Total Capitalized Costs
Land	$420,119
Buildings and improvements	995,255
Intangible assets and liabilities:
In-place lease (weighted-average expected life of 16.0 years)	252,165
Above-market rent (expected life of 15.5 years)	14,059
Below-market rent (expected life of 5.7 years)	(3,061)
Right-of-use assets:
Land lease right-of-use assets	2,296
Below-market ground lease intangibles	1,495
Prepaid rent liabilities	(23,715)
Operating lease liabilities	(2,296)
$1,656,317

Acquisitions of Real Estate During 2024 — We entered into 25 investments, which were deemed to be real estate asset acquisitions, at a total cost of $1.2 billion, including land of $219.4 million, buildings of $772.3 million, in-place lease intangibles of $166.1 million, above-market rent intangibles of $7.1 million, below-market rent intangibles of $0.4 million, land lease ROU assets of $4.3 million, below-market ground lease intangibles of $3.5 million, debt discount and deferred financing costs on non-recourse mortgage loans assumed of $4.2 million, and operating lease liabilities of $4.3 million.

Acquisitions of Real Estate During 2023 — We entered into 12 investments, which were deemed to be real estate asset acquisitions, at a total cost of $1.2 billion, including land of $212.6 million, buildings of $774.1 million, in-place lease intangibles of $185.9 million, ROU assets of $13.0 million, and prepaid rent liabilities of $6.9 million.

Real Estate Under Construction — Net Lease and Operating Properties

During 2025, we capitalized real estate under construction totaling $98.2 million. The number of construction projects in progress with balances included in real estate under construction was ten and four as of December 31, 2025 and 2024, respectively. Aggregate unfunded commitments totaled approximately $125.3 million and $72.1 million as of December 31, 2025 and 2024, respectively.

During 2025, we completed the following construction projects (dollars in thousands):

Property Location(s)	Primary Transaction Type	Number of Properties	Date of Completion	Property Type	Total Capitalized Costs
Galeras, Mexico	Expansion	1	6/26/2025	Industrial	$4,843
Bedford, Massachusetts	Redevelopment	1	7/22/2025	Research and Development	42,059
Surprise, Arizona (a)	Build-to-Suit	1	10/27/2025	Industrial	22,042
		3			$68,944
__________
(a)The tenant at this property commenced paying rent in January 2026.

During 2024, we completed five construction projects, at a total cost of $87.0 million.

During 2023, we completed four construction projects, at a total cost of $60.7 million.

During 2025, we committed to fund nine construction projects, for an aggregate amount of $157.0 million. We currently expect to complete the projects in 2026 and 2027.

Capitalized interest incurred during construction was $1.1 million, $1.0 million, and $0.6 million for the years ended December 31, 2025, 2024, and 2023 respectively, which reduces Interest expense in the consolidated statements of income.

W. P. Carey 2025 10-K – 73

Notes to Consolidated Financial Statements
Dispositions of Properties

During 2025, we sold 34 properties, which were classified as Land, buildings and improvements — net lease and other. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $300.3 million from December 31, 2024 to December 31, 2025 (Note 16).

Other Lease-Related Income

2025 — For the year ended December 31, 2025, Other lease-related income on our consolidated statements of income included: (i) lease termination income totaling $16.9 million and (ii) other lease-related settlements totaling $5.3 million.

2024 — For the year ended December 31, 2024, Other lease-related income on our consolidated statements of income included: (i) lease termination income totaling $7.0 million and (ii) other lease-related settlements totaling $11.8 million.

2023 — For the year ended December 31, 2023, Other lease-related income on our consolidated statements of income included: (i) lease termination income totaling $11.9 million received from two tenants in connection with the sales of the properties they occupied and (ii) other lease-related settlements totaling $9.1 million.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Lease income — fixed	$1,313,926	$1,186,730	$1,254,340
Lease income — variable (a)	165,278	145,058	173,036
Total operating lease income	$1,479,204	$1,331,788	$1,427,376
__________
(a)Includes (i) rent increases based on changes in the CPI and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments) under non-cancelable operating leases at December 31, 2025 are as follows (in thousands):

Years Ending December 31,	Total
2026	$1,426,069
2027	1,400,521
2028	1,364,800
2029	1,310,345
2030	1,261,348
Thereafter	11,763,531
Total	$18,526,614

See Note 6 for scheduled future lease payments to be received under non-cancelable direct financing leases and sales-type leases.

W. P. Carey 2025 10-K – 74

Notes to Consolidated Financial Statements
Lease Cost

Lease costs for operating leases are included in (i) General and administrative expenses (office leases), (ii) Property expenses, excluding reimbursable tenant costs (land leases), and (iii) Reimbursable tenant costs (land leases) in the consolidated statements of income. Certain information related to the total lease cost for operating leases is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Fixed lease cost	$16,359	$15,550	$15,518
Variable lease cost	2,204	1,992	1,731
Total lease cost	$18,563	$17,542	$17,249

During the years ended December 31, 2025, 2024, and 2023, we received sublease income totaling approximately $5.6 million, $5.0 million, and $4.9 million, respectively, which is included in Lease revenues in the consolidated statements of income.

Other Information

Supplemental balance sheet information related to ROU assets and lease liabilities is as follows (dollars in thousands):

		December 31,
	Location on Consolidated Balance Sheets	2025	2024
Operating ROU assets — land leases	In-place lease intangible assets and other	$123,242	$115,156
Finance ROU assets — land and building leases	In-place lease intangible assets and other	26,860	25,253
Operating ROU assets — office leases	Other assets, net	47,719	51,319
Total operating ROU assets		$197,821	$191,728

Operating lease liabilities	Accounts payable, accrued expenses and other liabilities	$144,252	$143,274

Weighted-average remaining lease term — operating leases		23.8 years	23.4 years
Weighted-average discount rate — operating leases		6.9%	6.8%
Number of land lease arrangements — operating leases		71	72
Weighted-average remaining lease term — finance leases (a)		57.8 years	56.4 years
Number of land and building lease arrangements — finance leases		3	2
Number of office space arrangements		4	4
Remaining lease term range (excluding extension options not reasonably certain of being exercised)		<1 – 94 years	<1 – 95 years
__________
(a)There are no related lease liabilities for our finance ROU assets. Therefore, there is no applicable weighted-average discount rate for such assets.

Cash paid for operating lease liabilities included in Net cash provided by operating activities totaled $17.3 million, $16.2 million, and $16.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

W. P. Carey 2025 10-K – 75

Notes to Consolidated Financial Statements
Undiscounted Cash Flows

A reconciliation of the undiscounted cash flows for operating leases recorded on the consolidated balance sheet within Accounts payable, accrued expenses and other liabilities as of December 31, 2025 is as follows (in thousands):

Years Ending December 31,	Total
2026	$15,361
2027	15,947
2028	15,849
2029	14,927
2030	14,398
Thereafter	234,536
Total lease payments	311,018
Less: amount of lease payments representing interest	(166,766)
Present value of future lease payments/lease obligations	$144,252

Land, Buildings and Improvements — Operating Properties

At December 31, 2025, Land, buildings and improvements — operating properties consisted of our investments in 11 self-storage properties, four hotels, and one student housing property. At December 31, 2024, Land, buildings and improvements — operating properties consisted of our investments in 78 self-storage properties, four hotels, and two student housing properties. Below is a summary of our Land, buildings and improvements — operating properties (in thousands):

	December 31,
	2025	2024
Land	$25,665	$144,871
Buildings and improvements	260,414	1,053,805
Less: Accumulated depreciation	(59,626)	(100,575)
	$226,453	$1,098,101

During the year ended December 31, 2025, the U.S. dollar weakened against the British pound sterling, resulting in an increase of $7.0 million in the carrying value of our Land, buildings and improvements — operating properties from December 31, 2024 to December 31, 2025.

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

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements attributable to operating properties was $22.5 million, $28.7 million, and $29.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Dispositions of Properties

During the year ended December 31, 2025, we sold 63 self-storage operating properties and one student housing operating property, which were classified as Land, buildings and improvements — operating properties. As a result, the carrying value of our Land, buildings and improvements — operating properties decreased by $802.1 million from December 31, 2024 to December 31, 2025 (Note 16).

W. P. Carey 2025 10-K – 76

Notes to Consolidated Financial Statements
Acquisitions of Operating Real Estate During 2024 — We entered into one self-storage operating property investment, which was deemed to be a real estate asset acquisition, at a cost of $7.4 million, including land of $1.7 million, buildings of $5.3 million, and in-place lease intangibles of $0.4 million.

Acquisitions of Operating Real Estate During 2023 — We entered into four self-storage operating property investments, which were deemed to be real estate asset acquisitions, at a total cost of $47.3 million, including land of $13.5 million, buildings of $31.9 million, and in-place lease intangibles of $1.8 million.

For the year ended December 31, 2025, Land, buildings and improvements — operating properties revenues totaling $112.5 million were comprised of $103.9 million in lease revenues and $8.6 million in other income (such as food and beverage revenue) from 78 consolidated self-storage properties, four consolidated hotels, and two consolidated student housing properties. For the year ended December 31, 2024, Land, buildings and improvements — operating properties revenues totaling $146.8 million were comprised of $136.5 million in lease revenues and $10.3 million in other income (such as food and beverage revenue) from 81 consolidated self-storage properties, five consolidated hotels, and two consolidated student housing properties. For the year ended December 31, 2023, Land, buildings and improvements — operating properties revenues totaling $180.3 million were comprised of $164.5 million in lease revenues and $15.8 million in other income from 80 consolidated self-storage properties, 13 consolidated hotels, and two consolidated student housing properties. We derive self-storage revenue primarily from rents received from customers who rent storage space under month-to-month leases for personal or business use. We derive hotel revenue primarily from room rentals, as well as food, beverage, and other services. We earn student housing operating revenue primarily from leases of one year or less with individual students.

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	December 31,
	2025	2024
Land, buildings and improvements — net lease and other	$3,741	$—
Accumulated depreciation and amortization	(414)	—
Assets held for sale, net	$3,327	$—

At December 31, 2025, we had one property classified as Assets held for sale, net, with an aggregate carrying value of $3.3 million. This property was sold in January 2026 (Note 18).

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

Finance Receivables

Net investments in finance leases and loans receivable are summarized as follows (in thousands):

	Maturity Date	December 31,
		2025	2024
Sale-leaseback transactions accounted for as loans receivable (a)	2038 – 2057	$857,931	$451,813
Net investments in direct financing leases (b)	2026 – 2036	267,530	277,698
Secured loans receivable (c)	2026	35,783	31,857
Net investments in sales-type leases (c)	2057	10,642	36,891
		$1,171,886	$798,259
__________
(a)These investments are accounted for as loans receivable in accordance with ASC 310, Receivables and ASC 842, Leases. Maturity dates reflect the current lease maturity dates. Amounts are net of allowance for credit losses of $35.3 million and $14.3 million as of December 31, 2025 and 2024, respectively.

W. P. Carey 2025 10-K – 77

Notes to Consolidated Financial Statements
(b)Amounts are net of allowance for credit losses, as disclosed below under Net Investments in Direct Financing Leases.
(c)These investments are assessed for credit loss allowances but no such allowances were recorded as of December 31, 2025 or 2024.

During the year ended December 31, 2025, the U.S. dollar weakened against the euro, resulting in a $40.6 million increase in the carrying value of Net investments in finance leases and loans receivable from December 31, 2024 to December 31, 2025.

Income from finance leases and loans receivable is summarized as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Sale-leaseback transactions accounted for as loans receivable	$56,419	$22,754	$14,715
Net investments in direct financing leases	30,447	34,375	49,950
Secured loans receivable	2,580	2,853	4,399
Net investments in sales-type leases	1,502	13,280	38,109
	$90,948	$73,262	$107,173

Loans Receivable

During the year ended December 31, 2025, we entered into the following sale-leasebacks, which were deemed to be loans receivable in accordance with ASC 310, Receivables and ASC 842, Leases (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Investment
Blytheville, Arkansas (a)	1	3/27/2025	Industrial	$91,910
McDonald, Tennessee	1	6/27/2025	Industrial	166,060
Various, United Kingdom (3 properties), Czech Republic (2 properties), and Slovakia (1 property) (b)	6	7/3/2025	Industrial	103,380
Delphos, Ohio (c)	1	10/24/2025	Industrial	8,693
	9			$370,043
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
(c)In connection with this acquisition, we committed to fund (i) an expansion at this facility for $2.0 million and (ii) a build-to-suit project for a new industrial facility for $36.0 million, both of which are expected to be completed in the fourth quarter of 2026.

During the year ended December 31, 2024, we entered into three sale-leasebacks, which were deemed to be loans receivable, at a total cost of $238.6 million.

During the years ended December 31, 2025, 2024, and 2023, we recorded an allowance for credit losses of $21.0 million, $13.5 million, and $0.8 million, respectively, on our sale-leaseback transactions accounted for as loans receivables due to changes in economic conditions.

W. P. Carey 2025 10-K – 78

Notes to Consolidated Financial Statements
On May 22, 2025, we committed to fund two construction projects totaling approximately $120.3 million on a consolidated basis (of which our proportionate share is approximately $108.3 million), for concert venues located in Austin, Texas, and Portland, Oregon, which we expect to be completed in 2026 and 2027, respectively. We own a 90% controlling interest in both investments, which we consolidate. In connection with these projects, and in accordance with ASC 310, Receivables and ASC 842, Leases, during the year ended December 31, 2025 we capitalized land and buildings totaling $33.8 million, which is recorded in Net investments in finance leases and loans receivable in our consolidated financial statements. Our joint-venture partner contributed $12.6 million to the projects during the year ended December 31, 2025, including a non-cash contribution of land for $3.9 million during the second quarter of 2025, which is reflected in Noncontrolling interests in our consolidated financial statements.

At December 31, 2025, the following construction loans are accounted for as secured loan receivables for accounting purposes in accordance with the acquisition, development and construction arrangement sub-section of ASC 310, Receivables (in thousands):

Location/Description	Funded Year to Date	Loan Maturity Date (a)	Total Funded as of December 31,
			2025	2024
Las Vegas, Nevada (retail)	$1,556	Dec. 2026	$18,367	$16,811
Las Vegas, Nevada (mixed use)	2,371	Nov. 2026	17,417	15,046
	$3,927		$35,784	$31,857
__________
(a)The borrowers for these construction loans retain certain loan maturity extension options.

In June 2024, in connection with a property disposition, we provided financing to the buyer of $15.0 million with an interest rate of 15.0%. In September 2024, this secured loan receivable was repaid to us for $15.0 million.

In March 2024, a secured loan receivable was repaid to us for $24.0 million. In connection with this repayment, we recorded a release of allowance for credit losses of $2.1 million since the loan principal was fully repaid. In addition, we collected $1.4 million of unpaid interest related to a prior year upon repayment of this secured loan receivable, which was included in Income from finance leases and loans receivable on the consolidated statements of income for the year ended December 31, 2025.

In August 2023, one of our secured loans receivable was repaid to us for $28.0 million. In connection with this repayment, we received an $0.6 million prepayment penalty from the borrower, which was included in Income from finance leases and loans receivable in the consolidated financial statements for the year ended December 31, 2023.

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	December 31,
	2025	2024
Lease payments receivable	$146,467	$178,639
Unguaranteed residual value	244,928	273,502
	391,395	452,141
Less: unearned income	(120,120)	(150,383)
Less: allowance for credit losses (a)	(3,745)	(24,060)
	$267,530	$277,698
__________
(a)During the years ended December 31, 2025, 2024, and 2023, we recorded a net allowance for credit losses of $2.3 million, $16.2 million, and $28.2 million, respectively, on our net investments in direct financing leases due to changes in expected economic conditions, which was included within Other gains and (losses) in our consolidated statements of income. In addition, during the year ended December 31, 2025, we reduced the allowance for credit losses balance by $22.7 million, in connection with the reclassification of certain properties from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other, as described below.

W. P. Carey 2025 10-K – 79

Notes to Consolidated Financial Statements
2025 — During the year ended December 31, 2025, we reclassified three properties with a carrying value of $15.0 million from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other in connection with changes in lease classifications due to extensions of the underlying leases (Note 5).

Net Investments in Sales-Type Leases

On February 28, 2023, the tenant occupying our portfolio of 78 net-lease self-storage properties located in the United States provided notice of its intention to exercise its option to repurchase the properties. In accordance with ASC 842, Leases, we reclassified these net-lease assets to net investments in sales-type leases totaling $451.4 million on our consolidated balance sheets within Net investments in finance leases and loans receivable (based on the present value of remaining rents and estimated purchase price, using the CPI rates as of the exercise notice date), since the tenant provided notice of its intention to exercise its purchase option. We recognized an aggregate Gain on sale of real estate, net, of $176.2 million during the year ended December 31, 2023 related to this transaction. During the year ended December 31, 2024, we completed the sale of this portfolio (Note 16).

On October 16, 2023, the tenant occupying an industrial/office facility located in Nagold, Germany, provided notice of its intention to exercise its option to repurchase the property. In accordance with ASC 842, Leases, we reclassified this net-lease asset to net investments in sales-type leases totaling $20.6 million on our consolidated balance sheets (based on the estimated purchase price and the foreign currency exchange rate of the euro on the date of notice), since the tenant provided notice of its intention to exercise its purchase option. During the year ended December 31, 2025, we completed the sale of this property. As a result, the carrying value of Net investments in finance leases and loans receivable decreased by $18.7 million from December 31, 2024 to December 31, 2025 (Note 16). No gain or loss on sale of real estate was recognized related to this transaction.

On October 31, 2023, we entered into an agreement to sell our portfolio of 70 office properties located in Spain to the tenant occupying the properties. In accordance with ASC 842, Leases, we reclassified these net-lease assets to net investments in sales-type leases totaling $348.6 million on our consolidated balance sheets within Net investments in finance leases and loans receivable (based on the estimated purchase price and the foreign currency exchange rate of the euro on the agreement date), since this agreement resulted in a lease modification. We recognized an aggregate Gain on sale of real estate, net, of $59.1 million during the year ended December 31, 2023 related to this transaction. During the year ended December 31, 2024, we completed the sale of this portfolio (Note 16).

On July 10, 2024, we entered into an agreement to sell two properties located in the Netherlands to the tenant occupying the properties. In accordance with ASC 842, Leases, we reclassified these net-lease assets to net investments in sales-type leases totaling $17.3 million on our consolidated balance sheets (based on the estimated purchase price and the foreign currency exchange rate of the euro on the agreement date), since this agreement resulted in a lease modification. We recognized an aggregate Gain on sale of real estate, net, of $6.4 million during the year ended December 31, 2024 related to this transaction. During the year ended December 31, 2025, we completed the sale of these properties. As a result, the carrying value of Net investments in finance leases and loans receivable decreased by $16.6 million from December 31, 2024 to December 31, 2025 (Note 16).

On May 21, 2025, we entered into an agreement to sell our portfolio of 26 funeral homes located in Spain to the tenant occupying the properties. In accordance with ASC 842, Leases, we reclassified these net-lease assets to net investments in sales-type leases totaling $162.0 million on our consolidated balance sheets (based on the estimated purchase price and the foreign currency exchange rate of the euro on the agreement date), since this agreement resulted in a lease modification. In connection with this transaction, we reclassified the following amounts to Net investments in finance leases and loans receivable: (i) $129.7 million from Land, buildings and improvements — net lease and other, (ii) $20.3 million from In-place lease intangible assets and other, and (iii) $11.0 million from Accumulated depreciation and amortization. We recognized an aggregate Gain on sale of real estate, net, of $19.0 million during the year ended December 31, 2025 related to this transaction, reflecting balances of $0.5 million within Deferred income taxes and $4.5 million within Accounts payable, accrued expenses and other liabilities for this investment. This portfolio was sold in June 2025. As a result, the carrying value of Net investments in finance leases and loans receivable decreased by $162.0 million.

W. P. Carey 2025 10-K – 80

Notes to Consolidated Financial Statements
On June 18, 2025, we entered into an agreement to sell a property located in Windsor, Connecticut, to the tenant occupying the property, and due diligence for the sale was completed on July 16, 2025. In accordance with ASC 842, Leases, we reclassified this net-lease asset to net investments in sales-type leases for $6.5 million on our consolidated balance sheets, since this agreement resulted in a lease modification. In connection with this transaction, we reclassified the following amounts to Net investments in finance leases and loans receivable: (i) $4.4 million from Land, buildings and improvements — net lease and other, (ii) $0.2 million from Other assets, net, and (iii) $0.9 million from Accumulated depreciation and amortization. We recognized an aggregate Gain on sale of real estate, net, of $2.8 million during the year ended December 31, 2025 related to this transaction. This property was sold in July 2025. As a result, the carrying value of Net investments in finance leases and loans receivable decreased by $6.5 million.

Prior to the reclassifications of certain properties to net investments in sales-type leases, earnings from such investments were recognized in Lease revenues in the consolidated financial statements.

Net investments in sales-type leases is summarized as follows (in thousands):

	December 31,
	2025	2024
Lease payments receivable	$38,306	$36,938
Unguaranteed residual value	10,500	—
	48,806	36,938
Less: unearned income	(38,164)	(47)
	$10,642	$36,891

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments) under non-cancelable direct financing leases and sales-type leases at December 31, 2025 are as follows (in thousands):

Years Ending December 31,	Total
2026	$32,658
2027	31,443
2028	23,800
2029	21,284
2030	19,552
Thereafter	56,036
Total	$184,773

See Note 5 for scheduled future lease payments to be received under non-cancelable operating leases.

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both December 31, 2025 and 2024, no material balances of our finance receivables were past due. Other than the lease extensions noted above under Net Investments in Direct Financing Leases, there were no material modifications of finance receivables during the year ended December 31, 2025.

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

W. P. Carey 2025 10-K – 81

Notes to Consolidated Financial Statements
A summary of our finance receivables by internal credit quality rating, excluding our allowance for credit losses, is as follows (dollars in thousands):

	Number of Tenants / Obligors at December 31,		Carrying Value at December 31,
Internal Credit Quality Indicator	2025	2024	2025	2024
1 – 3	17	18	$762,969	$575,361
4	9	7	448,007	254,864
5	—	1	—	6,411
			$1,210,976	$836,636

Note 7. Goodwill and Other Intangibles

We have recorded lease and internal-use software development intangibles that are being amortized over periods ranging from one year to 38 years. In-place lease intangibles, at cost are included in In-place lease intangible assets and other in the consolidated financial statements. Above-market rent intangibles, at cost are included in Above-market rent intangible assets in the consolidated financial statements. Accumulated amortization of in-place lease and above-market rent intangibles is included in Accumulated depreciation and amortization in the consolidated financial statements. Internal-use software development intangibles are included in Other assets, net in the consolidated financial statements. Below-market rent intangibles are included in Below-market rent intangible liabilities, net in the consolidated financial statements.

Net lease intangibles recorded in connection with property acquisitions during the year ended December 31, 2025 are described in Note 5.

In connection with certain business combinations, we recorded goodwill as a result of consideration exceeding the fair values of the assets acquired and liabilities assumed (Note 2). The following table presents a reconciliation of our goodwill (in thousands):

Goodwill
Balance at January 1, 2023	$1,037,412
Allocation of goodwill distributed to NLOP (Note 3)	(61,737)
Foreign currency translation adjustments	2,614
Balance at December 31, 2023	978,289
Foreign currency translation adjustments	(10,446)
Balance at December 31, 2024	967,843
Foreign currency translation adjustments	19,228
Balance at December 31, 2025	$987,071

Current accounting guidance requires that we test for the recoverability of goodwill at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We performed our annual test for impairment in October 2025 and found no impairment indicated.

W. P. Carey 2025 10-K – 82

Notes to Consolidated Financial Statements
Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	December 31,
	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$3,996	$(1,578)	$2,418	$2,778	$(999)	$1,779
	3,996	(1,578)	2,418	2,778	(999)	1,779
Lease Intangibles:
In-place lease	2,316,097	(993,737)	1,322,360	2,157,163	(938,574)	1,218,589
Above-market rent	668,707	(498,138)	170,569	665,495	(481,355)	184,140
	2,984,804	(1,491,875)	1,492,929	2,822,658	(1,419,929)	1,402,729
Goodwill
Goodwill	987,071	—	987,071	967,843	—	967,843
Total intangible assets	$3,975,871	$(1,493,453)	$2,482,418	$3,793,279	$(1,420,928)	$2,372,351

Finite-Lived Intangible Liabilities
Below-market rent	$(202,319)	$98,264	$(104,055)	$(197,971)	$78,140	$(119,831)
Total intangible liabilities	$(202,319)	$98,264	$(104,055)	$(197,971)	$78,140	$(119,831)

During 2025, the U.S. dollar weakened against the euro, resulting in an increase of $45.0 million in the carrying value of our net intangible assets from December 31, 2024 to December 31, 2025. See Note 6 for a description of intangible assets and liabilities reclassified to net investments in sales-type leases during the year ended December 31, 2025.

Net amortization of intangibles, including the effect of foreign currency translation, was $174.7 million, $186.7 million, and $247.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of internal-use software development and in-place lease intangibles is included in Depreciation and amortization.

Based on the intangible assets and liabilities recorded at December 31, 2025, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Net Decrease (Increase) in Lease Revenues	Increase to Amortization	Total
2026	$15,862	$137,206	$153,068
2027	14,564	125,231	139,795
2028	12,950	114,466	127,416
2029	12,466	104,714	117,180
2030	11,818	98,106	109,924
Thereafter	(1,146)	745,055	743,909
Total	$66,514	$1,324,778	$1,391,292

W. P. Carey 2025 10-K – 83

Notes to Consolidated Financial Statements
Note 8. Equity Method Investments

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

The following table sets forth our ownership interests in our equity method investments and their respective carrying values (dollars in thousands):

		Carrying Value at December 31,
Lessee/Fund/Description	Ownership Interest	2025	2024
Las Vegas Retail Complex (a) (b)	47.50%	$250,567	$248,972
Kesko Senukai (c)	70.00%	34,732	26,773
Harmon Retail Corner (b)	15.00%	23,641	24,169
CESH (d)	2.43%	1,238	1,201
		$310,178	$301,115
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

We received aggregate distributions of $21.3 million, $22.1 million, and $29.1 million from our unconsolidated real estate investments for the years ended December 31, 2025, 2024, and 2023, respectively. At December 31, 2025 and 2024, the aggregate unamortized basis differences on our unconsolidated real estate investments were $15.1 million and $16.5 million, respectively. We received a distribution from CESH of $1.2 million during the year ended December 31, 2023. We did not receive a distribution from CESH during the years ended December 31, 2025 and 2024.

Las Vegas Retail Complex

On June 10, 2021, we entered into an agreement to fund a construction loan of approximately $261.9 million (as of December 31, 2025) for a retail complex in Las Vegas, Nevada. The loan maturity date is June 30, 2026 and the borrower retains additional one-year extension options. Through December 31, 2025, we funded $250.9 million, including $3.2 million during the year ended December 31, 2025. During the year ended December 31, 2025, $5.0 million of this construction loan was repaid to us (which is included in the aggregate distributions from our unconsolidated real estate investments described above). The outstanding principal on this loan was $245.9 million as of December 31, 2025.

W. P. Carey 2025 10-K – 84

Notes to Consolidated Financial Statements
On February 27, 2025, we exercised our option to purchase a 47.50% ownership interest in the partnership that owns the Las Vegas Retail Complex for $5.0 million. Effective as of that date, we began recognizing our proportionate share of revenues and expenses from this jointly owned investment.

Equity income from this investment (including interest income from the construction loan and our proportionate share of earnings from the 47.50% equity interest) was $13.3 million, $13.2 million, and $12.8 million for the years ended December 31, 2025, 2024, and 2023, respectively, which was recognized within Earnings from equity method investments in our consolidated statements of income.

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

Derivative Assets and Liabilities — Our derivative assets and liabilities, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are comprised of foreign currency collars, interest rate swaps, and interest rate caps (Note 10).

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

W. P. Carey 2025 10-K – 85

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

Investment in Shares of Lineage — Refer to Note 2 for information about the accounting treatment of our investment in 5,546,547 shares of Lineage, which is classified as Level 2 as of December 31, 2025. During the years ended December 31, 2025 and 2024, we recognized non-cash unrealized losses on our investment in shares of Lineage totaling $103.4 million and $134.0 million, respectively, due to a lower closing share price, which was recorded within Other gains and (losses) in the consolidated financial statements. We did not recognize such gains (losses) during the year ended December 31, 2023. In addition, during the years ended December 31, 2025 and 2024, we recognized dividends of $11.3 million and $7.9 million, respectively, from our investment in shares of Lineage, which was recorded within Non-operating income in the consolidated financial statements. We did not recognize such dividends during the year ended December 31, 2023. The fair value of this investment was $167.5 million and $270.9 million at December 31, 2025 and 2024, respectively, which is reflected in Other assets, net in the consolidated financial statements.

Other than the transfer of our investment in shares of Lineage from Level 3 to Level 2 noted above, we did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the years ended December 31, 2025 or 2024. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2 and 3	$6,950,261	$6,788,238	$6,505,907	$6,232,889
Non-recourse mortgages, net (a) (b) (d)	3	140,646	141,311	401,821	400,508
__________
(a)The carrying value of Senior Unsecured Notes, net (Note 11) includes unamortized deferred financing costs of $29.3 million and $30.2 million at December 31, 2025 and 2024, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $0.4 million and $0.5 million at December 31, 2025 and 2024, respectively.
(b)The carrying value of Senior Unsecured Notes, net includes unamortized discount of $29.8 million and $29.9 million at December 31, 2025 and 2024, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $2.4 million and $4.4 million at December 31, 2025 and 2024, respectively.
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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility and Unsecured Term Loan due 2029 (Note 11), but excluding finance receivables (Note 6), had fair values that approximated their carrying values at both December 31, 2025 and 2024.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable, including investments impacted by the Spin-Off and Office Sale Program (Note 1). Our impairment policies are described in Note 2.

W. P. Carey 2025 10-K – 86

Notes to Consolidated Financial Statements
The following table presents information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Years Ended December 31,
	2025		2024		2023
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$108,930	$70,367	$110,485	$43,595	$1,182,551	$86,411
		$70,367		$43,595		$86,411

Impairment charges, and their related triggering events and fair value measurements, recognized during 2025, 2024, and 2023 were as follows:

Real Estate

The impairment charges described below are reflected within Impairment charges — real estate in our consolidated statements of income.

2025 — During the year ended December 31, 2025, we recognized impairment charges totaling $70.4 million on 15 properties, respectively, in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices. Seven of these properties were self-storage operating properties, all of which were sold during 2025. Three more of these properties were sold in 2025.

2024 — During the year ended December 31, 2024, we recognized impairment charges totaling $23.0 million on four properties in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices. Two of these properties were sold in 2024 and two were sold in 2025.

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

These properties were sold in 2025.

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

W. P. Carey 2025 10-K – 87

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

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both December 31, 2025 and 2024, no cash collateral had been posted nor received for any of our derivative positions.

W. P. Carey 2025 10-K – 88

Notes to Consolidated Financial Statements
The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Foreign currency collars	Other assets, net	$1,468	$21,556	$—	$—
Interest rate swaps	Other assets, net	244	250	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(13,021)	(50)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(4,024)	(848)
		1,712	21,806	(17,045)	(898)
Derivatives Not Designated as Hedging Instruments
Foreign currency collars	Other assets, net	133	1,696	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(1,390)	—
		133	1,696	(1,390)	—
Total derivatives		$1,845	$23,502	$(18,435)	$(898)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (a)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2025	2024	2023
Foreign currency collars	$(33,060)	$11,432	$(21,112)
Interest rate swaps	(2,996)	154	(3,270)
Interest rate caps	—	—	(9)
Total	$(36,056)	$11,586	$(24,391)

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2025	2024	2023
Foreign currency collars	Non-operating income	$4,352	$8,695	$14,874
Interest rate swaps and caps	Interest expense	453	1,582	1,956
Total		$4,805	$10,277	$16,830
__________
(a)Excludes net gains of $0.3 million, net losses of $1.0 million, and net losses of $2.0 million recognized on unconsolidated jointly owned investments for the years ended December 31, 2025, 2024, and 2023, respectively.

Amounts reported in Other comprehensive income (loss) related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Non-operating income when the hedged foreign currency contracts are settled. As of December 31, 2025, we estimate that an additional $2.2 million and $3.5 million of losses will be reclassified as Interest expense and Non-operating income, respectively, during the next 12 months.

W. P. Carey 2025 10-K – 89

Notes to Consolidated Financial Statements

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2025	2024	2023
Foreign currency collars	Non-operating income	$(5,039)	$3,826	$(389)
Interest rate swaps	Interest expense	(534)	(1,691)	(2,076)

Derivatives Not in Cash Flow Hedging Relationships
Foreign currency collars	Other gains and (losses)	(2,953)	1,913	32
Stock warrants	Other gains and (losses)	—	—	(3,950)
Total		$(8,526)	$4,048	$(6,383)

See below for information on our purposes for entering into derivative instruments.

Interest Rate Swaps and Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we generally seek long-term debt financing on a fixed-rate basis. However, from time to time, we have obtained, and may in the future obtain, variable-rate (i) non-recourse mortgage loans and (ii) unsecured term loans (Note 11), and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of a loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps that our consolidated subsidiaries had outstanding at December 31, 2025 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2025 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	2	270,000	GBP	$(3,404)
Interest rate swaps	4	529,640	EUR	(381)
Interest rate swap	1	11,290	USD	5
				$(3,780)
__________
(a)Fair value amounts are based on the exchange rate of the euro at December 31, 2025, as applicable.

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

W. P. Carey 2025 10-K – 90

Notes to Consolidated Financial Statements
The following table presents the foreign currency collars that we had outstanding at December 31, 2025 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2025
Designated as Cash Flow Hedging Instruments
Foreign currency collars	38	252,000	EUR	$(11,581)
Foreign currency collars	17	20,000	GBP	27
Not Designated as Cash Flow Hedging Instruments
Foreign currency collars	8	68,000	EUR	(1,256)
				$(12,810)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2025. At December 31, 2025, both our total credit exposure and the maximum exposure to any single counterparty was $0.1 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At December 31, 2025, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $18.5 million and $0.9 million at December 31, 2025 and 2024, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at December 31, 2025 or 2024, we could have been required to settle our obligations under these agreements at their aggregate termination value of $18.6 million and $0.9 million, respectively.

Net Investment Hedges

Certain borrowings under our Senior Unsecured Notes, Unsecured Revolving Credit Facility, and Unsecured Term Loans (all as defined in Note 11) denominated in euro, British pounds sterling, or Japanese yen are designated as, and are effective as, economic hedges of our net investments in foreign entities.

Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our designated borrowings under our euro-denominated senior notes and changes in the value of our euro, British pound sterling, Japanese yen, and Canadian dollar borrowings under our Senior Unsecured Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. Such (losses) gains related to non-derivative net investment hedges were $(491.8) million, $239.7 million, and $(121.8) million for the years ended December 31, 2025, 2024, and 2023, respectively.

Note 11. Debt

Term Loan Agreement

On March 31, 2025, we refinanced our €500.0 million term loan (our “Unsecured Term Loan due 2029”), extending the maturity date by three years to April 24, 2029, with an option to extend the term loan by up to an additional year, subject to certain customary conditions. Pursuant to the credit agreement, the Unsecured Term Loan due 2029 borrowing rate at December 31, 2025 was 80 basis points over EURIBOR (as defined below). In conjunction with the refinancing of the Unsecured Term Loan due 2029, we executed variable-to-fixed interest rate swaps that fix the floating rate component of the per annum interest rate at 2.00% through the end of 2027, for a total annual interest rate of approximately 2.80% as of December 31, 2025 (inclusive of the current spread). The Unsecured Term Loan due 2029 is incorporated into the Senior Unsecured Credit Facility, which is described below.

W. P. Carey 2025 10-K – 91

Notes to Consolidated Financial Statements
Senior Unsecured Credit Facility

As of both December 31, 2025 and 2024, we had a multi-currency senior unsecured credit facility, comprised of (i) a $2.0 billion unsecured revolving credit facility maturing on February 14, 2029 (our “Unsecured Revolving Credit Facility”), (ii) a £270.0 million term loan maturing on February 14, 2028 (our “GBP Term Loan due 2028”), and (iii) a €215.0 million term loan maturing on February 14, 2028 (our “EUR Term Loan due 2028”). We have an option to extend each of these term loans by up to an additional year, subject to certain customary conditions. The GBP Term Loan due 2028 borrowing rate at December 31, 2025 was 80 basis points over SONIA (as defined below). On March 31, 2025, we executed variable-to-fixed interest rate swaps that fix the floating rate component of the per annum interest rate on our GBP Term Loan due 2028 at 3.92% through the end of 2027, for a total per annum interest rate of approximately 4.72% as of December 31, 2025 (inclusive of the current spread). We refer to these term loans collectively as the “Unsecured Term Loans due 2028.” We refer to our Unsecured Term Loan due 2029 and Unsecured Term Loans due 2028 collectively as our “Unsecured Term Loans.” We refer to our Unsecured Revolving Credit Facility and our Unsecured Term Loans collectively as our “Senior Unsecured Credit Facility.”

As of December 31, 2025, the aggregate principal amount (of revolving and term loans) available under the Senior Unsecured Credit Facility was able to be increased up to an amount not to exceed the U.S. dollar equivalent of $4.35 billion, subject to the conditions to increase set forth in our credit agreement.

At December 31, 2025, our Unsecured Revolving Credit Facility had available capacity of approximately $1.6 billion (net of amounts reserved for standby letters of credit totaling $1.1 million). We currently incur an annual facility fee of 0.140% of the total commitment on our Unsecured Revolving Credit Facility based on (i) our credit ratings of BBB+ and Baa1 and (ii) the achievement of certain sustainability key performance indicators (“KPIs”) agreed to under the credit agreement, which is included within Interest expense in our consolidated statements of income.

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

Senior Unsecured Credit Facility	Interest Rate at December 31, 2025 (a)	Maturity Date at December 31, 2025	Principal Outstanding Balance at December 31,
			2025	2024
Unsecured Term Loans: (b)
Unsecured Term Loan due 2029 — borrowing in euros (c)	2.80%	4/24/2029	$587,500	$519,450
GBP Term Loan due 2028 — borrowing in British pounds sterling (d)	4.72%	2/14/2028	363,569	338,290
EUR Term Loan due 2028 — borrowing in euros	EURIBOR + 0.80%	2/14/2028	252,625	223,363
			1,203,694	1,081,103
Unsecured Revolving Credit Facility:
Borrowing in U.S. dollars (e)	SOFR + 0.735%	2/14/2029	258,000	—
Borrowing in euros (c)	EURIBOR + 0.735%	2/14/2029	66,975	—
Borrowing in Canadian dollars (f)	CORRA + 0.735%	2/14/2029	53,316	—
Borrowing in British pounds sterling	SONIA + 0.735%	2/14/2029	41,743	40,094
Borrowing in Japanese yen (g)	TIBOR + 0.735%	2/14/2029	15,383	15,354
			435,417	55,448
			$1,639,111	$1,136,551
__________
(a)The applicable interest rate at December 31, 2025 was based on the credit ratings for our Senior Unsecured Notes of BBB+/Baa1, our Leverage Ratio, and the achievement of certain sustainability KPIs.
(b)Balances exclude unamortized discount of $6.9 million and $5.0 million at December 31, 2025 and 2024, respectively, and unamortized deferred financing costs of $0.4 million and $0.2 million at December 31, 2025 and 2024, respectively.
(c)Interest rate is subject to variable-to-fixed interest rate swaps that fix the floating rate component of the per annum interest rate at 2.00% through December 31, 2027. Upon maturity of the interest rate swaps, the Unsecured Term Loan due 2029 will be subject to a variable interest rate based on the Euro Interbank Offered Rate (EURIBOR).

W. P. Carey 2025 10-K – 92

Notes to Consolidated Financial Statements
(d)Interest rate is subject to variable-to-fixed interest rate swaps that fix the floating rate component of the per annum interest rate at 3.92% through December 31, 2027. Upon maturity of the interest rate swaps, the GBP Term Loan due 2028 will be subject to a variable interest rate based on the Sterling Overnight Index Average (SONIA).
(e)SOFR means Secured Overnight Financing Rate.
(f)CORRA means Canadian Overnight Repo Rate Average.
(g)TIBOR means Tokyo Interbank Offered Rate.

Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $7.0 billion at December 31, 2025 (the “Senior Unsecured Notes”).

On July 10, 2025, we completed an underwritten public offering of $400.0 million of 4.650% Senior Notes due 2030, at a price of 99.088% of par value. These 4.650% Senior Notes due 2030 have a five-year term and are scheduled to mature on July 15, 2030.

Interest on the Senior Unsecured Notes is payable annually or semi-annually in arrears. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 15 to 35 basis points (except for our 3.410% Senior Notes due 2029 and 3.700% Senior Notes due 2032, which are subject to different repayment provisions). The following table presents a summary of our Senior Unsecured Notes outstanding at December 31, 2025 (currency in thousands):

		Principal Amount	Coupon Rate	Maturity Date	Principal Outstanding Balance at December 31,
Senior Unsecured Notes, net	Issue Date				2025	2024
4.000% Senior Notes due 2025 (a)	1/26/2015	$450,000	4.000%	2/1/2025	$—	$450,000
2.250% Senior Notes due 2026	10/9/2018	€500,000	2.250%	4/9/2026	587,500	519,450
4.250% Senior Notes due 2026	9/12/2016	$350,000	4.250%	10/1/2026	350,000	350,000
2.125% Senior Notes due 2027	3/6/2018	€500,000	2.125%	4/15/2027	587,500	519,450
1.350% Senior Notes due 2028	9/19/2019	€500,000	1.350%	4/15/2028	587,500	519,450
3.850% Senior Notes due 2029	6/14/2019	$325,000	3.850%	7/15/2029	325,000	325,000
3.410% Senior Notes due 2029	9/28/2022	€150,000	3.410%	9/28/2029	176,250	155,835
0.950% Senior Notes due 2030	3/8/2021	€525,000	0.950%	6/1/2030	616,875	545,422
4.650% Senior Notes due 2030	7/10/2025	$400,000	4.650%	7/15/2030	400,000	—
2.400% Senior Notes due 2031	10/14/2020	$500,000	2.400%	2/1/2031	500,000	500,000
2.450% Senior Notes due 2032	10/15/2021	$350,000	2.450%	2/1/2032	350,000	350,000
4.250% Senior Notes due 2032	5/16/2024	€650,000	4.250%	7/23/2032	763,750	675,285
3.700% Senior Notes due 2032	9/28/2022	€200,000	3.700%	9/28/2032	235,000	207,780
2.250% Senior Notes due 2033	2/25/2021	$425,000	2.250%	4/1/2033	425,000	425,000
5.375% Senior Notes due 2034	6/28/2024	$400,000	5.375%	6/30/2034	400,000	400,000
3.700% Senior Notes due 2034	11/19/2024	€600,000	3.700%	11/19/2034	705,000	623,340
Total principal outstanding					$7,009,375	$6,566,012
Unamortized discount					(29,819)	(29,934)
Unamortized deferred financing costs					(29,295)	(30,171)
Total					$6,950,261	$6,505,907
__________
(a)In February 2025, we repaid our $450 million of 4.000% Senior Notes due 2025 at maturity.

W. P. Carey 2025 10-K – 93

Notes to Consolidated Financial Statements
Covenants

The credit agreements for our Senior Unsecured Credit Facility, each of the Senior Unsecured Notes, and certain of our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. The credit agreement for our Senior Unsecured Credit Facility also contains various customary affirmative and negative covenants applicable to us and our subsidiaries, subject to materiality and other qualifications, baskets, and exceptions as outlined in the credit agreement. We were in compliance with all of these covenants at December 31, 2025.

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

Non-Recourse Mortgages

Non-recourse mortgages consist of mortgage notes payable, which are collateralized by the assignment of real estate properties. For a list of our encumbered properties, please see Schedule III — Real Estate and Accumulated Depreciation. At December 31, 2025, the weighted-average interest rate for our total non-recourse mortgage notes payable was 5.0% (all of which had fixed rates), with maturity dates ranging from January 2026 to February 2033. In January and February 2026, we repaid at maturity two non-recourse mortgage loans totaling approximately $22.4 million (Note 18).

During the year ended December 31, 2024, we assumed five non-recourse mortgage loans with an aggregate outstanding principal balance totaling $66.0 million in connection with the acquisitions of certain properties. These mortgage loans have a weighted-average fixed annual interest rate of 4.5% and maturity dates ranging from May 2027 to September 2029.

See Note 3 for a description of non-recourse mortgages derecognized in connection with the Spin-Off.

Repayments During 2025

During the year ended December 31, 2025, we repaid non-recourse mortgage loans at or close to maturity with an aggregate principal balance of approximately $265.1 million. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 4.5%.

Repayments During 2024

During the year ended December 31, 2024, we (i) repaid non-recourse mortgage loans at or close to maturity with an aggregate principal balance of approximately $181.3 million and (ii) prepaid non-recourse mortgage loans totaling $33.8 million. We recognized an aggregate net loss on extinguishment of debt of $0.1 million on these repayments, which is included within Other gains and (losses) on our consolidated statements of income. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 4.5%.

Interest Paid

For the years ended December 31, 2025, 2024, and 2023, interest paid was $267.5 million, $256.6 million, and $269.7 million, respectively.

W. P. Carey 2025 10-K – 94

Notes to Consolidated Financial Statements
Foreign Currency Exchange Rate Impact

During the year ended December 31, 2025, the U.S. dollar weakened against the euro and British pound sterling, resulting in an increase of $628.1 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2024 to December 31, 2025.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of December 31, 2025 are as follows (in thousands):

Years Ending December 31,	Total
2026	$979,753
2027	597,920
2028	1,279,593
2029	1,535,867
2030	1,017,519
Thereafter through 2034	3,381,294
Total principal payments	8,791,946
Unamortized discount, net	(39,189)
Unamortized deferred financing costs	(30,067)
Total	$8,722,690

Certain amounts are based on the applicable foreign currency exchange rate at December 31, 2025.

Note 12. Commitments and Contingencies

At December 31, 2025, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. In addition, we capitalize our captive insurance company in accordance with applicable regulatory requirements (Note 4).

W. P. Carey 2025 10-K – 95

Notes to Consolidated Financial Statements
Note 13. Equity

Common Stock

Dividends paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. Our dividends per share are summarized as follows:

	Dividends Paid
	During the Years Ended December 31,
	2025	2024	2023
Ordinary income	$3.3754	$3.0709	$3.8233
Capital gains	0.2046	0.2363	0.3443
Return of capital	—	0.1628	0.8671
Total dividends paid (a) (b)	$3.5800	$3.4700	$5.0347
__________
(a)A portion of dividends paid during 2026 (as described below) has been applied to 2025 for income tax purposes.
(b)Amount for the year ended December 31, 2023 includes a distribution of $0.7627 per share representing the taxable distribution of shares of NLOP that occurred in conjunction with the Spin-Off on November 1, 2023 (Note 3). The per share distribution rate is based on the exchange ratio of one share of NLOP distributed for every 15 shares of WPC held and the fair market value of NLOP shares distributed in the Spin-Off, which was determined to be $11.44 per NLOP share, using a three-day volume weighted average price.

During the fourth quarter of 2025, our Board declared a quarterly dividend of $0.920 per share, which was paid on January 15, 2026 to stockholders of record as of December 31, 2025.

Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Years Ended December 31,
	2025	2024	2023
Net income – basic and diluted	$466,359	$460,839	$708,334

Weighted-average shares outstanding – basic	220,501,239	220,168,325	215,369,777
Effect of dilutive securities	611,104	352,132	390,719
Weighted-average shares outstanding – diluted	221,112,343	220,520,457	215,760,496

For the years ended December 31, 2025, 2024, and 2023, potentially dilutive securities excluded from the computation of diluted earnings per share were insignificant.

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

W. P. Carey 2025 10-K – 96

Notes to Consolidated Financial Statements
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

Our ATM Forwards are presented below (gross offering proceeds at closing in thousands):

	Shares Offered	Average Gross Offering Price	Average Gross Offering Proceeds at Closing	Outstanding Shares as of December 31, 2025
ATM Forwards (a)	6,258,496	$67.53	$422,621	6,258,496
__________
(a)We sold shares under our ATM Forwards during the three months and year ended December 31, 2025. We did not settle any of the shares sold and therefore did not receive any proceeds from such sales.

W. P. Carey 2025 10-K – 97

Notes to Consolidated Financial Statements
Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2023	$36,079	$(319,859)	$(283,780)
Other comprehensive income before reclassifications	(9,599)	19,758	10,159
Other comprehensive income derecognized in connection with the Spin-Off (Note 3)	—	35,664	35,664
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(14,874)	—	(14,874)
Interest expense	(1,956)	—	(1,956)
Total	(16,830)	—	(16,830)
Net current period other comprehensive income	(26,429)	55,422	28,993
Net current period other comprehensive income attributable to noncontrolling interests	—	(80)	(80)
Balance at December 31, 2023	9,650	(264,517)	(254,867)
Other comprehensive income before reclassifications	20,901	(6,281)	14,620
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(8,695)	—	(8,695)
Interest expense	(1,582)	—	(1,582)
Total	(10,277)	—	(10,277)
Net current period other comprehensive income	10,624	(6,281)	4,343
Net current period other comprehensive loss attributable to noncontrolling interests	—	292	292
Balance at December 31, 2024	20,274	(270,506)	(250,232)
Other comprehensive loss before reclassifications	(30,923)	25,089	(5,834)
Amounts reclassified from accumulated other comprehensive loss to:
Loss on sale of real estate, net (Note 16)	—	7,854	7,854
Non-operating income	(4,352)	—	(4,352)
Interest expense	(453)	—	(453)
Total	(4,805)	7,854	3,049
Net current period other comprehensive loss	(35,728)	32,943	(2,785)
Net current period other comprehensive income attributable to noncontrolling interests	—	(329)	(329)
Balance at December 31, 2025	$(15,454)	$(237,892)	$(253,346)

See Note 10 for additional information on our derivatives activity recognized within Other comprehensive income (loss) for the periods presented.

Note 14. Stock-Based and Other Compensation

Stock-Based Compensation

At December 31, 2025, we maintained the stock-based compensation plans described below. The total compensation expense (net of forfeitures) for awards issued under these plans was $39.9 million, $40.9 million, and $34.5 million for the years ended December 31, 2025, 2024, and 2023, respectively, which was included in Stock-based compensation expense in the consolidated financial statements.

W. P. Carey 2025 10-K – 98

Notes to Consolidated Financial Statements
Amended and Restated 2017 Share Incentive Plan

In June 2024, our stockholders approved the Amended and Restated 2017 Share Incentive Plan (the “Plan”), which authorizes the issuance of up to 4,000,000 additional shares of our common stock and makes certain other changes. The Plan is more fully described in the registration statement on Form S-8 filed on June 14, 2024. The Plan provides for the grant of various stock- and cash-based awards, including (i) RSUs, (ii) PSUs, (iii) RSAs, and (iv) dividend equivalent rights. At December 31, 2025, 4,521,900 shares remained available for issuance under the Plan.

Nonvested RSAs, RSUs, and PSUs at December 31, 2025 and changes during the years ended December 31, 2025, 2024, and 2023 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2023	376,298	$74.78	531,781	$89.14
Granted	260,193	82.43	150,989	144.54
Vested (a)	(173,883)	76.50	(218,147)	104.65
Forfeited	(3,581)	82.58	(3,487)	107.72
Adjustment (b)	(11,669)	80.75	65,277	113.99
Nonvested at December 31, 2023	447,358	77.69	526,413	105.92
Granted	300,657	63.11	213,645	82.95
Vested (a)	(181,581)	74.99	(309,670)	86.19
Forfeited	(6,831)	72.38	(3,364)	101.11
Adjustment (b)	—	—	124,509	80.73
Nonvested at December 31, 2024	559,603	70.26	551,533	101.20
Granted (c)	306,628	57.67	227,702	74.78
Vested (a)	(238,872)	69.61	(239,291)	113.26
Forfeited	(11,451)	61.97	(5,810)	92.49
Adjustment (b)	—	—	159,686	71.19
Nonvested at December 31, 2025 (d)	615,908	$64.34	693,820	$88.40
__________
(a)The grant date fair value of shares vested during the years ended December 31, 2025, 2024, and 2023 was $43.7 million, $40.3 million, and $36.1 million, respectively. Employees and non-employee directors have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At December 31, 2025 and 2024, we had an obligation to issue 1,335,743 and 1,391,456 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $80.2 million and $78.5 million, respectively.
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
(c)The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period. To estimate the fair value of PSUs granted during the year ended December 31, 2025, we used a risk-free interest rate of 4.3%, an expected volatility rate of 21.5%, and assumed a dividend yield of zero.
(d)At December 31, 2025, total unrecognized compensation expense related to these awards was approximately $39.2 million, with an aggregate weighted-average remaining term of 1.7 years.

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

W. P. Carey 2025 10-K – 99

Notes to Consolidated Financial Statements
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

Employee Share Purchase Plan

We sponsor an employee share purchase plan (“ESPP”) pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain limits, to purchase our common stock semi-annually at a price equal to 90% of the fair market value at certain plan defined dates. Compensation expense under this plan for each of the years ended December 31, 2025, 2024, and 2023 was less than $0.1 million. Cash received from purchases under the ESPP during the years ended December 31, 2025, 2024, and 2023 was $0.2 million, $0.3 million, and $0.3 million, respectively.

Profit-Sharing Plan

We sponsor a qualified profit-sharing plan and trust that generally permits all employees, as defined by the plan, to make pre-tax contributions into the plan. We are under no obligation to contribute to the plan and the amount of any contribution is determined by and at the discretion of our Board. In December 2025, 2024, and 2023, our Board determined that the contribution to the plan for each of those respective years would be 10% of an eligible participant’s cash compensation, up to $30,000 for 2025, $33,000 for 2024, and $33,000 for 2023. For the years ended December 31, 2025, 2024, and 2023, amounts expensed for contributions to the trust were $2.7 million, $2.8 million, and $2.6 million, respectively, which were included in General and administrative expenses in the consolidated financial statements. The profit-sharing plan is a deferred compensation plan and is therefore considered to be outside the scope of current accounting guidance for stock-based compensation.

W. P. Carey 2025 10-K – 100

Notes to Consolidated Financial Statements
Note 15. Income Taxes

Income Tax Provision

The components of our provision for income taxes for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Federal
Current	$588	$(450)	$(291)
Deferred	(11)	(71)	—
	577	(521)	(291)
State and Local
Current	3,044	2,209	3,456
	3,044	2,209	3,456

Foreign
Current	39,161	34,195	41,085
Deferred	(10,874)	(4,174)	(198)
	28,287	30,021	40,887
Total Provision for Income Taxes	$31,908	$31,709	$44,052

W. P. Carey 2025 10-K – 101

Notes to Consolidated Financial Statements
The composition of income before income taxes for the year ended December 31, 2025 is as follows (in thousands):

Income before Income Taxes	Year Ended December 31, 2025
Domestic	$285,029
International	219,794
Total	$504,823

A reconciliation of effective income tax for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2025
Income before income taxes	$504,823

Federal provision at statutory tax rate	$106,013	21.0%
REIT income not subject to federal income taxes	(88,760)	(17.6)%
State and local taxes, net of federal benefit (a)	3,038	0.6%
Foreign Tax Effects:
The Netherlands:
Change in valuation allowance	(6,524)	(1.3)%
Other	278	0.1%
United Kingdom	6,822	1.4%
Other foreign jurisdictions	11,561	2.3%
Changes in unrecognized tax benefits	(1,421)	(0.3)%
Change in valuation allowance	196	0.0%
Other	705	0.1%
Total Provision for Income Taxes	$31,908	6.3%

	Years Ended December 31,
	2024	2023
Income before income taxes attributable to taxable subsidiaries	$63,669	$73,669

Federal provision at statutory tax rate (21%)	$13,370	$15,471
Non-deductible expense	6,227	3,201
Change in valuation allowance	3,215	9,970
Rate differential	2,712	1,357
State and local taxes, net of federal benefit	2,382	3,517
Other	3,803	10,536
Total Provision for Income Taxes	$31,709	$44,052
__________
(a)State taxes in California, North Carolina, Tennessee, and Texas made up the majority (greater than 50 percent) of the tax effect in this category.

W. P. Carey 2025 10-K – 102

Notes to Consolidated Financial Statements
Deferred Income Taxes

Deferred income taxes at December 31, 2025 and 2024 consist of the following (in thousands):

	December 31,
	2025	2024
Deferred Tax Assets
Net operating loss and other tax credit carryforwards	$42,685	$47,134
Basis differences — foreign investments	34,486	24,991
Other	741	953
Total deferred tax assets	77,912	73,078
Valuation allowance	(44,761)	(55,488)
Net deferred tax assets	33,151	17,590
Deferred Tax Liabilities
Basis differences — foreign investments	(151,820)	(147,462)
Total deferred tax liabilities	(151,820)	(147,462)
Net Deferred Tax Liability	$(118,669)	$(129,872)

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
•Timing differences generated by differences in the GAAP basis and the tax basis of assets such as those related to capitalized acquisition costs, straight-line rent, prepaid rents, and intangible assets, as well as unearned and deferred compensation; and
•Tax net operating losses in certain subsidiaries, including those domiciled in foreign jurisdictions, that may be realized in future periods if the respective subsidiary generates sufficient taxable income. Certain net operating losses and interest carryforwards were subject to limitations as a result of certain business combinations, and thus could not be applied to reduce future income tax liabilities.

As of December 31, 2025, U.S. federal and state net operating loss carryforwards were $20.4 million and $12.7 million, respectively, which will begin to expire in 2033. As of December 31, 2025, net operating loss carryforwards in foreign jurisdictions were $105.9 million, which will begin to expire in 2026.

The net deferred tax liability in the table above is comprised of deferred tax asset balances, net of certain deferred tax liabilities and valuation allowances, of $33.2 million and $17.6 million at December 31, 2025 and 2024, respectively, which are included in Other assets, net in the consolidated balance sheets, and other deferred tax liability balances of $151.8 million and $147.5 million at December 31, 2025 and 2024, respectively, which are included in Deferred income taxes in the consolidated balance sheets.

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

W. P. Carey 2025 10-K – 103

Notes to Consolidated Financial Statements
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2025	2024
Beginning balance	$2,909	$5,112
Decrease based on tax positions related to the prior year	(1,588)	(1,379)
Addition based on tax positions related to the current year	1,543	77
Decrease due to lapse in statute of limitations	(742)	(745)
Foreign currency translation adjustments	110	(156)
Ending balance	$2,232	$2,909

At December 31, 2025 and 2024, we had unrecognized tax benefits as presented in the table above. These unrecognized tax benefits are recorded as liabilities within Accounts payable, accrued expenses and other liabilities on our consolidated balance sheets. We recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2025 and 2024, we had approximately $0.3 million and $1.0 million, respectively, of accrued interest related to uncertain tax positions.

Income Taxes Paid

Income taxes paid during the year ended December 31, 2025 consist of the following (in thousands):

Year Ended December 31, 2025
Domestic:
Federal	$(257)
State and local	2,453
Foreign:
The Netherlands	7,664
United Kingdom	6,642
Poland	4,561
Canada	3,559
France	2,954
Spain	2,193
Mexico	2,056
Other Foreign	8,270
Total Income Taxes Paid	$40,095

Income taxes paid were $36.3 million and $38.6 million during the years ended December 31, 2024, and 2023, respectively.

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

Tax authorities in the relevant jurisdictions may select our tax returns for audit and propose adjustments before the expiration of the statute of limitations. Our tax returns filed for tax years 2020 through 2024 or any ongoing audits remain open to adjustment in the major tax jurisdictions.

W. P. Carey 2025 10-K – 104

Notes to Consolidated Financial Statements
Note 16. Property Dispositions

We implemented the Office Sale Program in September 2023, which was completed in 2024 (Note 1).

All property dispositions are also discussed in Note 5 and Note 6. These dispositions exclude properties contributed to NLOP in the Spin-Off (Note 3).

2025 — During the year ended December 31, 2025, we sold 128 properties for total proceeds, net of selling costs, of $1.5 billion, and recognized a net gain on these sales totaling $193.8 million (inclusive of (i) $6.0 million attributable to a noncontrolling interest and (ii) income taxes totaling $6.8 million recognized upon sale).

This disposition activity for the year ended December 31, 2025 includes the sale of 63 self-storage operating properties for total proceeds, net of selling costs, of $772.2 million, resulting in a net gain on these sales totaling $37.3 million. In addition, disposition activity for the year ended December 31, 2025 includes the sale of a student housing operating property for proceeds, net of selling costs, of $77.8 million, resulting in a net gain on sale of $9.3 million.

In connection with the sale of a property in Norway in December 2025, and in accordance with ASC 830-30-40, Foreign Currency Matters, we reclassified an aggregate of $7.9 million of net foreign currency translation losses from Accumulated other comprehensive loss to Gain on sale of real estate, net (as a decrease to Gain on sale of real estate, net), since the sale represented a disposal of all of our investments denominated in Norwegian krone (Note 2, Note 13).

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

Note 17. Segment Information

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

Our revenues are largely derived from the long-term leases that we execute with tenants. These revenues are classified as either Lease revenues (Note 5) or Income from finance leases and loans receivable (Note 6) in accordance with ASC 842, Leases.

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

W. P. Carey 2025 10-K – 105

Notes to Consolidated Financial Statements
Geographic Information

Our portfolio is comprised of domestic and international investments. At December 31, 2025, our international investments were comprised of investments in Austria, Belgium, Canada, Croatia, the Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Italy, Japan, Latvia, Lithuania, Mauritius, Mexico, the Netherlands, Poland, Portugal, Slovakia, Spain, Sweden, and the United Kingdom. We sold all of our investments in Norway during 2025 (Note 16). No tenant or international country individually comprised at least 10% of our total lease revenues for the years ended December 31, 2025, 2024, or 2023, or at least 10% of our total long-lived assets at December 31, 2025 or 2024. The following tables present the geographic information (in thousands):

	Years Ended December 31,
	2025	2024	2023
Revenues
Domestic	$1,092,612	$1,013,217	$1,154,863
International	623,873	569,801	586,495
Total	$1,716,485	$1,583,018	$1,741,358

	December 31,
	2025	2024
Long-lived Assets
Domestic	$9,507,419	$9,273,858
International	5,961,755	5,306,617
Total	$15,469,174	$14,580,475

Equity Method Investments
Domestic	$274,208	$273,141
International	35,970	27,974
Total	$310,178	$301,115

Note 18. Subsequent Events

Acquisitions and Completed Construction Projects

In January and February 2026, we completed five acquisitions totaling approximately $262.4 million. They are as follows:

•$2.2 million for a retail facility in Las Vegas, New Mexico;
•$9.4 million for a manufacturing facility in Arlington Heights, Illinois;
•$185.0 million for a portfolio of six warehouse facilities and one office facility in Poland;
•$43.4 million for an industrial facility in Glenwillow, Ohio; and
•$22.3 million for two manufacturing facilities in Peebles, Ohio, and one manufacturing facility in Hope, Arkansas.

In addition, in January 2026, we completed two construction projects totaling approximately $29.3 million. They are as follows:

•$17.6 million for a build-to-suit at an existing retail facility in Amsterdam, the Netherlands; and
•$11.6 million for a build-to-suit retail facility in Surprise, Arizona.

Dispositions

In January and February 2026, we sold four properties for gross proceeds totaling $60.2 million. One of these properties was classified as held for sale as of December 31, 2025 (Note 5).

Mortgage Loan Repayments

In January and February 2026, we repaid at maturity two non-recourse mortgage loans totaling approximately $22.4 million.

W. P. Carey 2025 10-K – 106

W. P. CAREY INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2025, 2024, and 2023
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2025
Valuation reserve for deferred tax assets	$55,488	$10,487	$(21,214)	$44,761

Year Ended December 31, 2024
Valuation reserve for deferred tax assets	$69,800	$6,731	$(21,043)	$55,488

Year Ended December 31, 2023
Valuation reserve for deferred tax assets	$106,185	$19,107	$(55,492)	$69,800

W. P. Carey 2025 10-K – 107

W. P. CAREY INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Real Estate Subject to Operating Leases
Industrial facilities in Erlanger, KY	$—	$1,526	$21,427	$2,966	$(84)	$1,526	$24,309	$25,835	$17,156	1979; 1987	Jan. 1998	40 yrs.
Industrial facilities in Thurmont, MD and Farmington, NY	—	729	5,903	—	—	729	5,903	6,632	4,602	1964; 1983	Jan. 1998	15 yrs.
Warehouse facility in Commerce, CA	—	4,905	11,898	—	(3,043)	4,573	9,187	13,760	7,198	1948	Jan. 1998	40 yrs.
Industrial facility in Goshen, IN	—	239	940	—	—	239	940	1,179	745	1973	Jan. 1998	40 yrs.
Industrial facilities in Sylmar, CA	—	2,052	5,322	—	(1,889)	1,494	3,991	5,485	2,800	1962; 1979	Jan. 1998	40 yrs.
Retail facilities in the United States	—	9,382	—	238	13,778	9,025	14,373	23,398	13,384	Various	Jan. 1998	15 yrs.
Land in Glendora, CA	—	1,135	—	—	17	1,152	—	1,152	—	N/A	Jan. 1998	N/A
Warehouse facility in Doraville, GA	—	3,288	9,864	17,079	(11,410)	3,288	15,533	18,821	4,332	2016	Jan. 1998	40 yrs.
Warehouse facility in Corpus Christi, TX	—	3,490	72,497	3,615	(77,927)	288	1,387	1,675	916	1989	Jan. 1998	40 yrs.
Land in Irving and Houston, TX	—	9,795	—	—	—	9,795	—	9,795	—	N/A	Jan. 1998	N/A
Warehouse facility in Memphis, TN	—	1,882	3,973	294	(3,892)	328	1,929	2,257	1,843	1969	Jan. 1998	15 yrs.
Industrial facility in Romulus, MI	—	454	6,411	525	—	454	6,936	7,390	4,851	1970	Jan. 1998	10 yrs.
Retail facility in Bellevue, WA	—	4,125	11,812	393	(123)	4,371	11,836	16,207	7,976	1994	Apr. 1998	40 yrs.
Industrial facility in Winston-Salem, NC	—	1,860	12,539	4,775	(7,325)	925	10,924	11,849	6,726	1980	Sep. 2002	40 yrs.
Warehouse facility in Greenfield, IN	—	2,807	10,335	223	(8,383)	967	4,015	4,982	2,718	1995	Sep. 2004	40 yrs.
Warehouse facilities in Apopka, FL	—	362	10,855	1,629	(3,330)	337	9,179	9,516	4,167	1969	Sep. 2004	40 yrs.
Land in San Leandro, CA	—	1,532	—	—	—	1,532	—	1,532	—	N/A	Dec. 2006	N/A
Retail facility in Austin, TX	—	1,725	5,168	—	—	1,725	5,168	6,893	3,461	1995	Dec. 2006	29 yrs.
Retail facility in Wroclaw, Poland	—	3,600	10,306	—	(3,280)	2,938	7,688	10,626	3,425	2007	Dec. 2007	40 yrs.
Retail and warehouse facilities in Spain	—	50,231	82,613	239	2,702	50,920	84,865	135,785	13,576	Various	Various	40 yrs.
Industrial facilities in Auburn, IN; Clinton Township, MI; and Bluffton, OH	—	4,403	20,298	—	(3,870)	2,589	18,242	20,831	7,832	1968; 1975; 1995	Sep. 2012; Jan. 2014	30 yrs.
Industrial facility in Irvine, CA	—	4,173	—	15,566	—	4,173	15,566	19,739	580	2024	Sep. 2012	40 yrs.
Industrial facility in Alpharetta, GA	—	2,198	6,349	1,247	—	2,198	7,596	9,794	3,552	1997	Sep. 2012	30 yrs.
Warehouse facility in St. Petersburg, FL	—	3,280	24,627	4,736	(20,393)	1,814	10,436	12,250	4,555	1996	Sep. 2012	30 yrs.
Retail facility in Baton Rouge, LA	—	4,168	5,724	3,200	—	4,168	8,924	13,092	4,321	2003	Sep. 2012	30 yrs.
Industrial facility in Richmond, CA	—	895	1,953	—	—	895	1,953	2,848	865	1999	Sep. 2012	30 yrs.
Warehouse facilities in the United States	—	16,386	84,668	17,383	(14,825)	15,208	88,404	103,612	35,786	Various	Sep. 2012	30 yrs.
Industrial facilities in Rocky Mount, NC and Lewisville, TX	—	2,163	17,715	1,324	(8,389)	1,132	11,681	12,813	4,901	1948; 1989	Sep. 2012	30 yrs.
Industrial facilities in Chattanooga, TN	—	558	5,923	—	—	558	5,923	6,481	2,594	1974; 1989	Sep. 2012	30 yrs.
Industrial facility in Mooresville, NC	—	756	9,775	—	—	756	9,775	10,531	4,269	1997	Sep. 2012	30 yrs.
Industrial facility in McCalla, AL	—	960	14,472	42,662	(254)	2,076	55,764	57,840	17,994	2004	Sep. 2012	31 yrs.
Industrial facility in Fort Smith, AZ	—	1,063	6,159	—	—	1,063	6,159	7,222	2,661	1982	Sep. 2012	30 yrs.

W. P. Carey 2025 10-K – 108

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2025
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail facilities in Greenwood, IN, Freehold, NJ, and Buffalo, NY	—	—	19,990	—	1,765	—	21,755	21,755	10,173	2000; 2003; 2004	Sep. 2012	13 - 31 yrs.
Industrial facilities in Bowling Green, KY and Jackson, TN	—	1,492	8,182	600	—	1,492	8,782	10,274	3,641	1989; 1995	Sep. 2012	31 yrs.
Education facility in Rancho Cucamonga, CA and laboratory facility in Exton, PA	—	14,006	33,683	12,194	(20,143)	6,638	33,102	39,740	12,275	2004	Sep. 2012	31 - 32 yrs.
Industrial facilities in St. Petersburg, FL; Buffalo Grove, IL; West Lafayette, IN; Excelsior Springs, MO; and North Versailles, PA	—	6,559	19,078	4,637	(2,921)	5,751	21,602	27,353	8,175	Various	Sep. 2012	31 yrs.
Industrial and warehouse facility in Mesquite, TX	—	2,702	13,029	1,700	—	2,702	14,729	17,431	1,941	1972	Sep. 2012	31 yrs.
Industrial facilities in Tolleson, AZ and Solvay, NY	—	6,080	23,424	810	(13,860)	3,658	12,796	16,454	5,401	1994; 2000	Sep. 2012	31 yrs.
Retail facility in Memphis, TN	—	4,877	4,258	5,215	(2,353)	2,027	9,970	11,997	6,179	1990	Sep. 2012	31 yrs.
Warehouse facilities in Oceanside, CA and Concordville, PA	—	3,333	8,270	1,805	—	3,333	10,075	13,408	3,620	1989; 1996	Sep. 2012	31 yrs.
Warehouse facility in La Vista, NE	14,661	4,196	23,148	3,495	—	4,196	26,643	30,839	9,185	2005	Sep. 2012	33 yrs.
Laboratory facility in Pleasanton, CA	—	3,675	7,468	14,855	—	3,675	22,323	25,998	4,104	2000	Sep. 2012	40 yrs.
Industrial facilities in Hollywood and Orlando, FL	—	3,639	1,269	—	—	3,639	1,269	4,908	528	1996	Sep. 2012	31 yrs.
Warehouse facility in Golden, CO	—	808	4,304	77	—	808	4,381	5,189	1,986	1998	Sep. 2012	30 yrs.
Industrial facility in Texarkana, TX	—	1,755	4,493	—	(2,783)	216	3,249	3,465	1,352	1997	Sep. 2012	31 yrs.
Industrial facility in South Jordan, UT	—	2,183	11,340	2,609	—	2,183	13,949	16,132	5,574	1995	Sep. 2012	31 yrs.
Warehouse facility in Ennis, TX	—	478	4,087	145	(145)	478	4,087	4,565	1,701	1989	Sep. 2012	31 yrs.
Specialty facility in Paris, France	—	23,387	43,450	703	(5,750)	21,369	40,421	61,790	16,277	1975	Sep. 2012	32 yrs.
Retail facilities in Poland	—	26,564	72,866	—	(8,625)	24,228	66,577	90,805	37,101	Various	Sep. 2012	23 - 34 yrs.
Industrial facilities in Danbury, CT and Bedford, MA	—	3,519	16,329	50,871	(8,461)	1,667	60,591	62,258	5,988	1965; 1980	Sep. 2012	29 yrs.
Industrial facility in Brownwood, TX	—	722	6,268	—	—	722	6,268	6,990	2,925	1964	Sep. 2012	15 yrs.
Industrial facility in Rochester, MN	—	809	14,236	4,440	—	809	18,676	19,485	2,648	1997	Sep. 2012	31 yrs.
Retail facilities in Germany	—	16,146	83,746	11	(12,300)	15,034	72,569	87,603	4,911	Various	Sep. 2012	29 yrs.
Retail facility in Houston, TX	—	2,430	2,270	—	—	2,430	2,270	4,700	1,207	1995	Jan. 2014	23 yrs.
Retail facility in St. Charles, MO	—	1,966	1,368	1,980	—	1,966	3,348	5,314	1,782	1987	Jan. 2014	27 yrs.
Industrial facility in Aurora, CO	—	737	2,609	1,206	—	737	3,815	4,552	1,110	1985	Jan. 2014	32 yrs.
Warehouse facility in Burlington, NJ	—	3,989	6,213	377	—	3,989	6,590	10,579	3,118	1999	Jan. 2014	26 yrs.
Industrial facility in Albuquerque, NM	—	2,467	3,476	715	—	2,467	4,191	6,658	1,945	1993	Jan. 2014	27 yrs.
Industrial facility in North Salt Lake, UT	—	10,601	17,626	—	(16,936)	4,388	6,903	11,291	3,144	1981	Jan. 2014	26 yrs.
Industrial facility in Lexington, NC	—	2,185	12,058	601	(2,519)	494	11,831	12,325	4,939	2003	Jan. 2014	28 yrs.
Industrial facility in Dallas, TX	—	3,190	10,010	—	—	3,190	10,010	13,200	1,087	1968	Jan. 2014	32 yrs.
Land in Welcome, NC	—	980	11,230	—	(11,724)	486	—	486	—	N/A	Jan. 2014	N/A

W. P. Carey 2025 10-K – 109

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2025
(in thousands)

				Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

		Initial Cost to Company
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities in Evansville, IN; Lawrence, KS; and Baltimore, MD	—	4,005	44,192	21,685	—	5,054	64,828	69,882	26,004	1911; 1967; 1982	Jan. 2014	24 yrs.
Industrial facilities in Colton, CA; Bonner Springs, KS; Eagan, MN; and Dallas, TX	—	8,451	25,457	—	11,200	8,451	36,657	45,108	11,687	Various	Jan. 2014	17 - 34 yrs.
Retail facility in Torrance, CA	—	8,412	12,241	8,062	(77)	8,335	20,303	28,638	7,600	1973	Jan. 2014	25 yrs.
Warehouse facility in Houston, TX	—	6,578	424	560	—	6,578	984	7,562	920	1978	Jan. 2014	27 yrs.
Warehouse facility in Norwich, CT	—	3,885	21,342	—	2	3,885	21,344	25,229	9,004	1960	Jan. 2014	28 yrs.
Warehouse facility in Norwich, CT	—	1,437	9,669	—	—	1,437	9,669	11,106	4,079	2005	Jan. 2014	28 yrs.
Warehouse facility in Whitehall, PA	—	7,435	9,093	27,791	(9,525)	6,983	27,811	34,794	3,239	2021	Jan. 2014	40 yrs.
Retail facility in York, PA	—	3,776	10,092	—	(6,413)	527	6,928	7,455	2,446	2005	Jan. 2014	34 yrs.
Warehouse facilities in Atlanta, GA and Elkwood, VA	—	5,356	4,121	17,441	(3,219)	4,284	19,415	23,699	1,282	1975	Jan. 2014	28 yrs.
Warehouse facility in Harrisburg, NC	—	1,753	5,840	781	(111)	1,642	6,621	8,263	2,898	2000	Jan. 2014	26 yrs.
Industrial facility in Chandler, AZ; and industrial and warehouse facility in Englewood, CO	—	4,306	7,235	802	3	4,306	8,040	12,346	2,892	1978; 1987	Jan. 2014	30 yrs.
Industrial facility in Cynthiana, KY	—	1,274	3,505	525	(107)	1,274	3,923	5,197	1,706	1967	Jan. 2014	31 yrs.
Industrial facilities in Albemarle and Old Fort, NC and Holmesville, OH	—	5,507	18,653	—	—	5,507	18,653	24,160	2,453	1955; 1966; 1970	Jan. 2014	32 yrs.
Industrial facility in Columbia, SC	—	2,843	11,886	—	—	2,843	11,886	14,729	6,271	1962	Jan. 2014	23 yrs.
Retail facility in Midlothian, VA	—	2,824	16,618	—	—	2,824	16,618	19,442	4,196	2000	Jan. 2014	40 yrs.
Specialty facility in Laramie, WY	—	1,966	18,896	—	—	1,966	18,896	20,862	7,531	2007	Jan. 2014	33 yrs.
Warehouse facilities in Mendota, IL; Toppenish, WA; and Plover, WI	—	1,444	21,208	—	(623)	1,382	20,647	22,029	10,976	1996	Jan. 2014	23 yrs.
Land in Sunnyvale, CA	—	9,297	24,086	—	(26,077)	7,306	—	7,306	—	N/A	Jan. 2014	N/A
Industrial facilities in Hampton, NH	—	8,990	7,362	—	—	8,990	7,362	16,352	2,892	1976	Jan. 2014	30 yrs.
Industrial facilities in France	—	36,306	5,212	7,906	8,224	26,892	30,756	57,648	6,003	Various	Jan. 2014	23 yrs.
Retail facility in Lombard, IL	—	5,087	8,578	—	—	5,087	8,578	13,665	3,882	1999	Jan. 2014	26 yrs.
Warehouse facility in Plainfield, IN	—	1,578	29,415	2,176	—	1,578	31,591	33,169	12,055	1997	Jan. 2014	30 yrs.
Retail facility in Kennesaw, GA	—	2,849	6,180	5,530	(76)	2,773	11,710	14,483	5,758	1999	Jan. 2014	26 yrs.
Retail facility in Leawood, KS	—	1,487	13,417	2,977	—	1,487	16,394	17,881	6,071	1997	Jan. 2014	26 yrs.
Industrial facility in Tolland, CT	—	1,817	5,709	—	11	1,817	5,720	7,537	2,486	1968	Jan. 2014	28 yrs.
Warehouse facility in Lincolnton, NC	—	1,962	9,247	310	(2,235)	1,754	7,530	9,284	3,064	1996	Jan. 2014	28 yrs.
Retail facilities in Germany	—	81,109	153,927	11,756	(164,649)	18,953	63,190	82,143	25,374	Various	Jan. 2014	Various
Laboratory facility in The Woodlands, TX	—	3,204	24,997	2,826	—	3,204	27,823	31,027	9,613	1997	Jan. 2014	32 yrs.
Warehouse facilities in Valdosta, GA and Johnson City, TN	—	1,080	14,998	1,841	—	1,080	16,839	17,919	7,403	1978; 1998	Jan. 2014	27 yrs.
Industrial facility in Amherst, NY	—	674	7,971	—	—	674	7,971	8,645	4,238	1984	Jan. 2014	23 yrs.

W. P. Carey 2025 10-K – 110

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2025
(in thousands)

				Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

		Initial Cost to Company
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial and warehouse facilities in Westfield, MA	—	1,922	9,755	7,435	9	1,922	17,199	19,121	8,250	1954; 1997	Jan. 2014	28 yrs.
Retail facility in Cresskill, NJ	—	2,366	5,482	—	19	2,366	5,501	7,867	2,104	1975	Jan. 2014	31 yrs.
Retail facility in Livingston, NJ	—	2,932	2,001	—	14	2,932	2,015	4,947	884	1966	Jan. 2014	27 yrs.
Retail facility in Montclair, NJ	—	1,905	1,403	—	6	1,905	1,409	3,314	618	1950	Jan. 2014	27 yrs.
Retail facility in Morristown, NJ	—	3,258	8,352	—	26	3,258	8,378	11,636	3,675	1973	Jan. 2014	27 yrs.
Retail facility in Summit, NJ	—	1,228	1,465	—	8	1,228	1,473	2,701	646	1950	Jan. 2014	27 yrs.
Industrial facilities in Georgetown, TX and Woodland, WA	—	965	4,113	35	—	965	4,148	5,113	1,460	1998; 2001	Jan. 2014	33 - 35 yrs.
Education facilities in Union, NJ; Allentown, PA; and Grand Prairie, TX	—	5,365	7,845	—	(2,397)	5,007	5,806	10,813	2,486	1950; 1969; 1972	Jan. 2014	28 yrs.
Industrial facility in Salisbury, NC	—	1,499	8,185	—	—	1,499	8,185	9,684	3,515	2000	Jan. 2014	28 yrs.
Industrial facility in Twinsburg, OH	—	2,831	10,565	386	(6,975)	1,293	5,514	6,807	2,404	1991	Jan. 2014	27 yrs.
Industrial facility in Cambridge, Canada	—	1,849	7,371	—	(1,692)	1,510	6,018	7,528	2,295	2001	Jan. 2014	31 yrs.
Industrial facilities in Peru, IL; Huber Heights, Lima, and Sheffield, OH; and Lebanon, TN	—	2,962	17,832	—	—	2,962	17,832	20,794	6,800	Various	Jan. 2014	31 yrs.
Industrial facility in Ramos Arizpe, Mexico	—	1,059	2,886	—	—	1,059	2,886	3,945	1,098	2000	Jan. 2014	31 yrs.
Industrial facilities in Salt Lake City, UT	—	2,783	3,773	—	—	2,783	3,773	6,556	1,438	1983; 2002	Jan. 2014	31 - 33 yrs.
Specialty facility in Blairsville, PA	—	1,631	23,163	—	—	1,631	23,163	24,794	9,053	2005	Jan. 2014	33 yrs.
Education facility in Mooresville, NC	—	1,795	15,955	—	—	1,795	15,955	17,750	2,430	2002	Jan. 2014	33 yrs.
Warehouse facilities in Atlanta, Doraville, and Rockmart, GA	—	6,488	77,192	—	—	6,488	77,192	83,680	51,534	1959; 1962; 1991	Jan. 2014	23 - 33 yrs.
Warehouse facility in Muskogee, OK	—	554	4,353	—	(3,437)	158	1,312	1,470	477	1992	Jan. 2014	33 yrs.
Industrial facility in Richmond, MO	—	2,211	8,505	747	—	2,211	9,252	11,463	4,002	1996	Jan. 2014	28 yrs.
Industrial facility in Tuusula, Finland	—	6,173	10,321	—	(2,256)	5,329	8,909	14,238	4,164	1975	Jan. 2014	26 yrs.
Warehouse facility in Phoenix, AZ	—	6,747	21,352	2,024	20	6,747	23,396	30,143	9,549	1996	Jan. 2014	28 yrs.
Industrial facilities in the United States	—	4,816	31,712	5,094	9,461	5,780	45,303	51,083	4,080	Various	Jan. 2014	30 - 32 yrs.
Industrial facilities in Sandersville, GA; Erwin, TN; and Gainesville, TX	—	955	4,779	—	—	955	4,779	5,734	1,837	1950; 1986; 1996	Jan. 2014	31 yrs.
Industrial facility in Buffalo Grove, IL	—	1,492	12,233	3,030	20	1,492	15,283	16,775	4,839	1996	Jan. 2014	31 yrs.
Warehouse facility in Carlsbad, CA	—	3,230	5,492	1,062	—	3,230	6,554	9,784	2,775	1999	Jan. 2014	24 yrs.
Retail facility in Port St. Lucie, FL	—	4,654	2,576	—	—	4,654	2,576	7,230	1,123	2000	Jan. 2014	27 yrs.
Industrial facility in Nurieux-Volognat, France	—	121	5,328	723	(606)	104	5,462	5,566	1,778	2000	Jan. 2014	32 yrs.
Industrial facility in Monheim, Germany	—	2,500	5,727	—	105	2,537	5,795	8,332	767	1992	Jan. 2014	32 yrs.
Warehouse facility in Suwanee, GA	—	2,330	8,406	—	—	2,330	8,406	10,736	2,961	1995	Jan. 2014	34 yrs.
Retail facilities in Wichita, KS and Oklahoma City, OK and warehouse facility in Wichita, KS	—	1,878	8,579	3,128	(89)	1,878	11,618	13,496	4,762	1954; 1975; 1984	Jan. 2014	24 yrs.

W. P. Carey 2025 10-K – 111

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2025
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Mesa, AZ	—	2,888	4,282	—	—	2,888	4,282	7,170	1,873	1991	Jan. 2014	27 yrs.
Industrial facility in North Amityville, NY	—	3,486	11,413	—	—	3,486	11,413	14,899	5,230	1981	Jan. 2014	26 yrs.
Industrial facility in Fort Collins, CO	—	821	7,236	—	—	821	7,236	8,057	2,626	1993	Jan. 2014	33 yrs.
Warehouse facility in Elk Grove Village, IL	—	4,037	7,865	62	—	4,037	7,927	11,964	2,288	1980	Jan. 2014	22 yrs.
Research and development facility in Washington, MI	—	4,085	7,496	43,918	—	4,085	51,414	55,499	3,668	1990	Jan. 2014	33 yrs.
Industrial facilities in Conroe, Odessa, and Weimar, TX and industrial and office facility in Houston, TX	—	4,049	13,021	—	133	4,049	13,154	17,203	8,397	Various	Jan. 2014	12 - 22 yrs.
Education facility in Sacramento, CA	—	—	13,715	16	—	—	13,731	13,731	4,891	2005	Jan. 2014	34 yrs.
Industrial facility in Sankt Ingbert, Germany	—	2,226	17,460	—	(12,988)	468	6,230	6,698	3,173	1960	Jan. 2014	34 yrs.
Industrial facilities in City of Industry, CA; Chelmsford, MA; and Lancaster, TX	—	5,138	8,387	—	43	5,138	8,430	13,568	3,625	1969; 1974; 1984	Jan. 2014	27 yrs.
Industrial facility in Woodland, WA	—	707	1,562	—	—	707	1,562	2,269	528	2009	Jan. 2014	35 yrs.
Warehouse facilities in Gyál and Herceghalom, Hungary	—	14,601	21,915	—	(4,996)	12,603	18,917	31,520	11,043	2002; 2004	Jan. 2014	21 yrs.
Industrial facility in Aurora, CO	—	574	3,999	—	—	574	3,999	4,573	1,214	2012	Jan. 2014	40 yrs.
Warehouse facility in University Park, IL	—	7,962	32,756	427	—	7,962	33,183	41,145	11,001	2008	May 2014	40 yrs.
Laboratory facility in Westborough, MA	—	3,409	37,914	53,065	—	3,409	90,979	94,388	19,931	1992	Aug. 2014	40 yrs.
Research and development facility in Andover, MA	—	3,980	45,120	323	—	3,980	45,443	49,423	13,416	2013	Oct. 2014	40 yrs.
Industrial facility in Lewisburg, OH	—	1,627	13,721	—	—	1,627	13,721	15,348	4,295	2014	Nov. 2014	40 yrs.
Industrial facility in Opole, Poland	—	2,151	21,438	3	(1,297)	2,033	20,262	22,295	6,559	2014	Dec. 2014	38 yrs.
Retail facilities in the United Kingdom	—	66,319	230,113	277	(107,870)	39,758	149,081	188,839	53,877	Various	Jan. 2015	20 - 40 yrs.
Warehouse facility in Rotterdam, Netherlands	—	—	33,935	21,037	1,976	—	56,948	56,948	13,851	2014	Feb. 2015	40 yrs.
Retail facility in Bad Fischau, Austria	—	2,855	18,829	6	1,961	3,113	20,538	23,651	6,017	1998	Apr. 2015	40 yrs.
Industrial facility in Oskarshamn, Sweden	—	3,090	18,262	115	(2,172)	2,772	16,523	19,295	4,755	2015	Jun. 2015	40 yrs.
Industrial facilities in Gersthofen and Senden, Germany and Leopoldsdorf, Austria	—	9,449	15,838	902	1,403	9,973	17,619	27,592	4,895	2008; 2010	Aug. 2015	40 yrs
Net-lease hotels in the United States	—	—	49,190	17,396	—	17,396	49,190	66,586	14,547	1988; 1989; 1990	Oct. 2015	38 - 40 yrs.
Retail facilities in the Netherlands	—	5,698	38,130	20,631	(5,861)	5,572	53,026	58,598	9,911	Various	Nov. 2015	30 - 40 yrs.
Specialty facility in Irvine, CA	—	7,626	16,137	—	—	7,626	16,137	23,763	4,172	1977	Dec. 2015	40 yrs.
Education facility in Windermere, FL	—	5,090	34,721	15,333	—	5,090	50,054	55,144	14,913	1998	Apr. 2016	38 yrs.
Industrial facilities in the United States	—	66,845	87,575	65,400	(56,525)	49,672	113,623	163,295	38,602	Various	Apr. 2016	Various
Industrial facilities in North Dumfries and Ottawa, Canada	—	17,155	10,665	—	(18,696)	5,659	3,465	9,124	1,873	1967; 1974	Apr. 2016	28 yrs.

W. P. Carey 2025 10-K – 112

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2025
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Education facilities in Coconut Creek, FL and Houston, TX	—	15,550	83,862	63,830	—	15,550	147,692	163,242	38,531	1979; 1984	May 2016	37 - 40 yrs.
Warehouse facilities in London, KY and Gallatin, TN	—	3,585	17,254	—	(1,557)	3,214	16,068	19,282	4,172	1987; 2000	Nov. 2016	35 - 36 yrs.
Industrial facilities in Brampton, Toronto, and Vaughan, Canada	—	28,759	13,998	—	—	28,759	13,998	42,757	4,324	Various	Nov. 2016	28 - 35 yrs.
Industrial facilities in Queretaro and San Juan del Rio, Mexico	—	5,152	12,614	2,440	—	5,152	15,054	20,206	3,354	Various	Dec. 2016	28 - 40 yrs.
Industrial facility in Chicago, IL	—	2,222	2,655	3,511	—	2,222	6,166	8,388	2,707	1985	Jun. 2017	30 yrs.
Industrial facility in Zawiercie, Poland	—	395	102	10,383	80	398	10,562	10,960	2,030	2018	Aug. 2017	40 yrs.
Industrial facility in Radomsko, Poland	—	1,718	59	37,522	3,267	1,733	40,833	42,566	4,918	2018	Nov. 2017	40 yrs.
Warehouse facility in Sellersburg, IN	—	1,016	3,838	96	—	1,016	3,934	4,950	1,049	2000	Feb. 2018	36 yrs.
Retail and warehouse facilities in Appleton, Madison, and Waukesha, WI	—	5,512	61,230	—	—	5,465	61,277	66,742	14,664	1995; 2004	Mar. 2018	36 - 40 yrs.
Warehouse facilities in Denmark	—	20,304	185,481	2,037	(3,071)	20,162	184,589	204,751	42,998	Various	Jun. 2018	25 - 41 yrs.
Retail facilities in the Netherlands	—	38,475	117,127	—	1,431	38,829	118,204	157,033	31,286	Various	Jul. 2018	26 - 30 yrs.
Industrial facility in Oostburg, WI	—	786	6,589	—	—	786	6,589	7,375	1,868	2002	Jul. 2018	35 yrs.
Warehouse facility in Kampen, Netherlands	—	3,251	12,858	128	231	3,296	13,172	16,468	3,959	1976	Jul. 2018	26 yrs.
Warehouse facility in Azambuja, Portugal	—	13,527	35,631	28,054	650	13,730	64,132	77,862	13,919	1994	Sep. 2018	28 yrs.
Retail facilities in Amsterdam, Moordrecht, and Rotterdam, Netherlands	—	2,582	18,731	11,338	1,076	2,666	31,061	33,727	7,272	Various	Oct. 2018	27 - 37 yrs.
Industrial facility in Norfolk, NE	—	802	3,686	—	—	802	3,686	4,488	896	1975	Oct. 2018	40 yrs.
Retail facilities in Phoenix, AZ and Columbia, MD	—	18,286	33,030	—	—	18,286	33,030	51,316	6,286	2006	Oct. 2018	40 yrs.
Retail facility in Gorzow, Poland	—	1,736	8,298	—	315	1,791	8,558	10,349	1,765	2008	Oct. 2018	40 yrs.
Industrial facilities in Sergeant Bluff, IA; Bossier City, LA; and Alvarado, TX	—	6,460	49,462	—	—	6,460	49,462	55,922	10,194	Various	Oct. 2018	40 yrs.
Industrial facility in Glendale Heights, IL	—	4,237	45,484	—	—	4,237	45,484	49,721	6,568	1991	Oct. 2018	38 yrs.
Industrial facilities in Mayodan, Sanford, and Stoneville, NC	—	3,505	20,913	—	—	3,505	20,913	24,418	4,281	1992; 1997; 1998	Oct. 2018	29 yrs.
Warehouse facility in Dillon, SC	—	3,424	43,114	—	—	3,424	43,114	46,538	8,885	2001	Oct. 2018	40 yrs.
Specialty facility in Birmingham, United Kingdom	—	7,383	7,687	—	635	7,694	8,011	15,705	1,508	2009	Oct. 2018	40 yrs.
Retail facilities in Spain	—	17,626	44,501	—	1,948	18,179	45,896	64,075	8,910	Various	Oct. 2018	40 yrs.
Warehouse facility in Gadki, Poland	—	1,376	6,137	2	235	1,419	6,331	7,750	1,241	2011	Oct. 2018	40 yrs.
Warehouse facility in Zagreb, Croatia	—	15,789	33,287	15	1,523	16,283	34,331	50,614	9,783	2001	Oct. 2018	26 yrs.
Industrial facilities in Middleburg Heights and Union Township, OH	—	1,295	13,384	426	—	1,295	13,810	15,105	2,535	1990; 1997	Oct. 2018	40 yrs.
Retail facility in Las Vegas, NV	—	—	79,720	—	—	—	79,720	79,720	14,313	2012	Oct. 2018	40 yrs.
Industrial facilities in the United States	—	20,517	14,135	—	30,060	22,585	42,127	64,712	6,843	Various	Oct. 2018	40 yrs.

W. P. Carey 2025 10-K – 113

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2025
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse facility in Bowling Green, KY	—	2,652	51,915	72,976	(11)	2,652	124,880	127,532	17,670	2011	Oct. 2018	40 yrs.
Warehouse facilities in the United Kingdom	—	6,791	2,315	—	383	7,077	2,412	9,489	508	Various	Oct. 2018	40 yrs.
Industrial facility in Evansville, IN	—	180	22,095	—	—	180	22,095	22,275	4,062	2009	Oct. 2018	40 yrs.
Warehouse facility in Elorrio, Spain	—	7,858	12,728	—	646	8,105	13,127	21,232	2,848	1996	Oct. 2018	40 yrs.
Industrial and office facilities in Elberton, GA	—	879	2,014	—	—	879	2,014	2,893	521	1997; 2002	Oct. 2018	40 yrs.
Retail facilities in Dugo Selo, Kutina, Samobor, Spansko, and Zagreb, Croatia	—	5,549	12,408	1,777	7,565	7,020	20,279	27,299	5,590	2000; 2002; 2003	Oct. 2018	26 yrs.
Office and warehouse facilities in the United States	—	42,793	193,666	500	—	42,793	194,166	236,959	38,582	Various	Oct. 2018	40 yrs.
Warehouse facilities in Breda, Elst, Gieten, Raalte, and Woerden, Netherlands	—	37,755	91,666	4,793	11,414	38,938	106,690	145,628	18,474	Various	Oct. 2018	40 yrs.
Warehouse facilities in Oxnard and Watsonville, CA	—	22,453	78,814	—	—	22,453	78,814	101,267	14,954	1975; 1994; 2002	Oct. 2018	40 yrs.
Retail facilities in Italy	—	75,492	138,280	7,242	3,387	76,486	147,915	224,401	29,953	Various	Oct. 2018	40 yrs.
Land in Hudson, NY	—	2,405	—	—	—	2,405	—	2,405	—	N/A	Oct. 2018	N/A
Land in Chicago, IL	—	9,887	—	—	—	9,887	—	9,887	—	N/A	Oct. 2018	N/A
Industrial facility in Fraser, MI	—	1,346	9,551	—	—	1,346	9,551	10,897	1,865	2012	Oct. 2018	40 yrs.
Net-lease self-storage facilities in the United States	—	19,583	108,971	—	—	19,583	108,971	128,554	22,143	Various	Oct. 2018	40 yrs.
Net-lease self-storage facility in Fort Worth, TX	—	691	6,295	—	—	691	6,295	6,986	1,309	2004	Oct. 2018	40 yrs.
Retail facilities in Delnice, Pozega, and Sesvete, Croatia	—	5,519	9,930	1,540	388	5,692	11,685	17,377	3,303	2011	Oct. 2018	27 yrs.
Retail facility in Orlando, FL	—	6,262	25,134	430	—	6,371	25,455	31,826	4,630	2011	Oct. 2018	40 yrs.
Industrial facility in Avon, OH	—	1,447	5,564	—	—	1,447	5,564	7,011	1,139	2001	Oct. 2018	40 yrs.
Industrial facility in Chimelow, Poland	—	6,158	28,032	—	1,071	6,351	28,910	35,261	5,683	2012	Oct. 2018	40 yrs.
Net-lease self-storage facility in Fayetteville, NC	—	1,839	4,654	—	—	1,839	4,654	6,493	1,233	2001	Oct. 2018	40 yrs.
Retail facilities in the United States	—	19,529	42,318	—	(7,938)	17,297	36,612	53,909	7,305	Various	Oct. 2018	40 yrs.
Education facilities in Montgomery, AL and Savannah, GA	—	5,508	12,032	—	—	5,508	12,032	17,540	2,365	1969; 2002	Oct. 2018	40 yrs.
Warehouse facility in Zary, Poland	—	2,062	10,034	—	379	2,127	10,348	12,475	2,085	2013	Oct. 2018	40 yrs.
Industrial facilities in San Antonio, TX and Sterling, VA	—	3,198	23,981	78,728	(462)	6,767	98,678	105,445	14,731	1980; 2020	Oct. 2018; Dec. 2018	40 yrs.
Industrial facility in Elk Grove Village, IL	—	5,511	10,766	3,004	—	5,511	13,770	19,281	2,294	1961	Oct. 2018	40 yrs.
Industrial facility in Portage, WI	3,332	3,450	7,797	—	—	3,450	7,797	11,247	1,689	1970	Oct. 2018	40 yrs.
Warehouse facility in Saitama Prefecture, Japan	—	13,507	25,301	6,639	(16,666)	9,288	19,493	28,781	3,675	2007	Oct. 2018	40 yrs.

W. P. Carey 2025 10-K – 114

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2025
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail facility in Dallas, TX	—	2,977	16,168	—	—	2,977	16,168	19,145	2,979	1913	Oct. 2018	40 yrs.
Retail facilities in Croatia	—	9,000	13,002	1,415	(4,022)	8,048	11,347	19,395	2,849	Various	Oct. 2018	29 - 37 yrs.
Retail facility in Northbrook, IL	—	—	493	447	—	—	940	940	450	2007	Oct. 2018	40 yrs.
Education facility in Chicago, IL	—	18,510	163	—	(16,859)	1,793	21	1,814	16	2015	Oct. 2018	40 yrs.
Warehouse facility in Dillon, SC	—	3,516	44,933	—	—	3,516	44,933	48,449	9,190	2013	Oct. 2018	40 yrs.
Net-lease self-storage facilities in New York City, NY	—	29,223	77,202	714	—	29,223	77,916	107,139	14,113	Various	Oct. 2018	40 yrs.
Net-lease self-storage facility in Hilo, HI	—	769	12,869	—	—	769	12,869	13,638	2,340	2007	Oct. 2018	40 yrs.
Net-lease self-storage facility in Clearwater, FL	—	1,247	5,733	—	—	1,247	5,733	6,980	1,187	2001	Oct. 2018	40 yrs.
Warehouse facilities in Gadki, Poland	—	10,422	47,727	2,695	1,960	10,748	52,056	62,804	9,856	2007; 2010	Oct. 2018	40 yrs.
Net-lease self-storage facility in Orlando, FL	—	1,070	8,686	—	—	1,070	8,686	9,756	1,695	2000	Oct. 2018	40 yrs.
Retail facility in Lewisville, TX	—	3,485	11,263	—	—	3,485	11,263	14,748	2,161	2004	Oct. 2018	40 yrs.
Research and development facility in Wageningen, Netherlands	—	5,227	18,793	112	1,048	5,391	19,789	25,180	3,865	2013	Oct. 2018	40 yrs.
Net-lease self-storage facility in Palm Coast, FL	—	1,994	4,982	—	—	1,994	4,982	6,976	1,207	2001	Oct. 2018	40 yrs.
Net-lease self-storage facility in Holiday, FL	—	1,730	4,213	—	—	1,730	4,213	5,943	998	1975	Oct. 2018	40 yrs.
Research and development facility in Drunen, Netherlands	—	2,316	9,370	—	366	2,389	9,663	12,052	1,849	2014	Oct. 2018	40 yrs.
Industrial facility Bluffton, IN and New Concord, OH	—	958	2,309	—	3,449	1,409	5,307	6,716	649	1975; 1999	Oct. 2018	34 - 40 yrs.
Retail facility in Gelsenkirchen, Germany	—	2,178	17,097	1,763	604	2,246	19,396	21,642	3,362	2000	Oct. 2018	40 yrs.
Warehouse facilities in Mszczonow and Tomaszow Mazowiecki, Poland	—	8,782	53,575	389	1,964	9,057	55,653	64,710	11,420	1995; 2000	Oct. 2018	40 yrs.
Warehouse facility in Sered, Slovakia	—	3,428	28,005	3	986	3,536	28,886	32,422	5,562	2004	Oct. 2018	40 yrs.
Industrial facility in Tuchomerice, Czech Republic	—	7,864	27,006	3	1,092	8,110	27,855	35,965	5,293	1998	Oct. 2018	40 yrs.
Warehouse facility in Kaunas, Lithuania	34,700	10,199	47,391	—	1,804	10,518	48,876	59,394	9,515	2008	Oct. 2018	40 yrs.
Specialty facility in Jacksonville, FL	11,135	906	17,020	—	—	906	17,020	17,926	3,155	2015	Oct. 2018	40 yrs.
Warehouse facilities in Houston, TX	—	791	1,990	—	—	791	1,990	2,781	403	1972	Oct. 2018	40 yrs.
Warehouse facilities in Shelbyville, IN; Kalamazoo, MI; Tiffin, OH; Andersonville, TN; and Millwood, WV	—	2,868	37,571	—	—	2,868	37,571	40,439	7,786	Various	Oct. 2018	40 yrs.
Warehouse facility in Perrysburg, OH	—	806	11,922	—	—	806	11,922	12,728	2,551	1974	Oct. 2018	40 yrs.
Warehouse facility in Dillon, SC	—	620	46,319	434	—	620	46,753	47,373	7,929	2019	Oct. 2018	40 yrs.
Warehouse facility in Zabia Wola, Poland	—	4,742	23,270	5,636	1,086	4,890	29,844	34,734	5,670	1999	Oct. 2018	40 yrs.
Laboratory facility in Buffalo Grove, IL	—	2,224	6,583	—	—	2,224	6,583	8,807	1,288	1992	Oct. 2018	40 yrs.

W. P. Carey 2025 10-K – 115

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2025
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Net-lease self-storage facilities in the United States	—	12,755	48,965	—	—	12,755	48,965	61,720	1,632	Various	Oct. 2018	40 yrs.
Net-lease self-storage facilities in Raleigh, NC and Mount Pleasant, SC	—	3,473	19,202	—	—	3,473	19,202	22,675	640	2017	Nov. 2018	40 yrs.
Warehouse facilities in McHenry, IL	—	5,794	21,141	—	—	5,794	21,141	26,935	6,018	1990; 1999	Dec. 2018	27 - 28 yrs.
Industrial facilities in Chicago, Cortland, Forest View, Morton Grove, and Northbrook, IL and Madison and Monona, WI	—	23,267	9,166	—	—	23,267	9,166	32,433	2,468	Various	Dec. 2018; Dec. 2019	35 - 40 yrs.
Warehouse facility in Kilgore, TX	—	3,002	36,334	14,096	(6)	3,002	50,424	53,426	9,747	2007	Dec. 2018	37 yrs.
Industrial facility in San Luis Potosi, Mexico	—	2,787	12,945	—	—	2,787	12,945	15,732	2,663	2009	Dec. 2018	39 yrs.
Industrial facility in Legnica, Poland	—	995	9,787	6,007	508	1,024	16,273	17,297	3,739	2002	Dec. 2018	29 yrs.
Industrial facility in Meru, France	—	4,231	14,731	8	623	4,370	15,223	19,593	4,030	1997	Dec. 2018	29 yrs.
Education facility in Portland, OR	—	2,396	23,258	4,177	—	2,396	27,435	29,831	6,117	2006	Feb. 2019	40 yrs.
Warehouse facility in Inwood, WV	—	3,265	36,692	—	—	3,265	36,692	39,957	6,857	2000	Mar. 2019	40 yrs.
Industrial facility in Hurricane, UT	—	1,914	37,279	—	—	1,914	37,279	39,193	6,591	2011	Mar. 2019	40 yrs.
Industrial facility in Bensenville, IL	—	8,640	4,948	—	300	8,940	4,948	13,888	1,406	1981	Mar. 2019	40 yrs.
Industrial facility in Katowice, Poland	—	—	764	15,165	1,085	—	17,014	17,014	2,593	2019	Apr. 2019	40 yrs.
Industrial facilities in Westerville, OH and North Wales, PA	—	1,545	6,508	—	—	1,545	6,508	8,053	1,415	1960; 1997	May 2019	40 yrs.
Industrial facilities in Fargo, ND; Norristown, PA; and Atlanta, TX	—	1,616	5,589	—	—	1,616	5,589	7,205	1,302	Various	May 2019	40 yrs.
Industrial facilities in Chihuahua and Juarez, Mexico	—	3,426	7,286	—	—	3,426	7,286	10,712	1,691	1983; 1986; 1991	May 2019	40 yrs.
Warehouse facility in Statesville, NC	—	1,683	13,827	—	—	1,683	13,827	15,510	2,740	1979	Jun. 2019	40 yrs.
Industrial facilities in Searcy, AR and Conestoga, PA	—	4,290	51,410	21,027	—	4,678	72,049	76,727	13,856	1950; 1951	Jun. 2019; Apr. 2021	40 yrs.
Industrial facilities in Hartford and Milwaukee, WI	—	1,471	21,293	—	—	1,471	21,293	22,764	4,009	1964; 1992; 1993	Jul. 2019	40 yrs.
Industrial facilities in Brockville and Prescott, Canada	—	2,025	9,519	—	—	2,025	9,519	11,544	1,851	1955; 1995	Jul. 2019	40 yrs.
Industrial facility in Dordrecht, Netherlands	—	3,233	10,954	2	974	3,459	11,704	15,163	1,880	1986	Sep. 2019	40 yrs.
Industrial facilities in York, PA and Lexington, SC	—	4,155	22,930	19	—	4,155	22,949	27,104	4,678	1968; 1971	Oct. 2019	40 yrs.
Industrial facility in Queretaro, Mexico	—	2,851	12,748	—	(3)	2,851	12,745	15,596	2,393	1999	Oct. 2019	40 yrs.
Industrial facilities in Houston, TX and Metairie, LA and office facilities in Houston, TX and Mason, OH	—	6,130	24,981	2,145	—	6,130	27,126	33,256	4,830	Various	Nov. 2019	40 yrs.
Industrial facility in Pardubice, Czech Republic	—	1,694	8,793	437	696	1,806	9,814	11,620	1,608	1970	Nov. 2019	40 yrs.
Warehouse facilities in Brabrand, Denmark and Arlandastad, Sweden	—	6,499	27,899	151	1,969	6,845	29,673	36,518	5,042	2012; 2017	Nov. 2019	40 yrs.

W. P. Carey 2025 10-K – 116

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2025
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail facility in Hamburg, PA	—	4,520	34,167	—	—	4,520	34,167	38,687	5,918	2003	Dec. 2019	40 yrs.
Warehouse facility in Charlotte, NC	—	6,481	82,936	—	—	6,481	82,936	89,417	13,843	1995	Dec. 2019	40 yrs.
Warehouse facility in Buffalo Grove, IL	—	3,287	10,167	1,479	20	3,287	11,666	14,953	1,839	1987	Dec. 2019	40 yrs.
Industrial facility in Hvidovre, Denmark	—	1,931	4,243	—	335	2,045	4,464	6,509	954	2007	Dec. 2019	40 yrs.
Warehouse facility in Huddersfield, United Kingdom	—	8,659	29,752	—	761	8,831	30,341	39,172	4,825	2005	Dec. 2019	40 yrs.
Warehouse facility in Newark, United Kingdom	—	21,869	74,777	—	2,423	22,417	76,652	99,069	11,472	2006	Jan. 2020	40 yrs.
Industrial facility in Langen, Germany	—	14,160	7,694	32,173	(1,118)	13,727	39,182	52,909	4,806	2021	Jan. 2020	40 yrs.
Industrial facility in Aurora, OR	—	2,914	21,459	—	(5,000)	2,914	16,459	19,373	2,443	1976	Jan. 2020	40 yrs.
Warehouse facility in Vojens, Denmark	—	1,031	8,784	—	625	1,096	9,344	10,440	1,382	2020	Jan. 2020	40 yrs.
Warehouse facility in Knoxville, TN	—	2,455	47,446	—	—	2,455	47,446	49,901	6,547	2020	Jun. 2020	40 yrs.
Industrial facilities in Bluffton and Plymouth, IN; and Lawrence, KS	—	674	33,519	21,216	—	1,738	53,671	55,409	6,466	1981; 2014; 2021	Sep 2020; Dec. 2021	40 yrs.
Industrial facility in Huntley, IL	—	5,260	26,617	—	—	5,260	26,617	31,877	3,496	1996	Sep. 2020	40 yrs.
Industrial facilities in Winter Haven, FL; Belvedere, IL; and Fayetteville, NC	—	8,232	31,745	—	—	8,232	31,745	39,977	4,144	1954; 1984; 1997	Oct. 2020	40 yrs.
Warehouse facility in Little Canada, MN	—	3,384	23,422	—	—	3,384	23,422	26,806	3,028	1987	Oct. 2020	40 yrs.
Warehouse facility in Hurricane, UT	—	5,154	22,893	20,517	—	5,154	43,410	48,564	4,858	2005	Dec. 2020	40 yrs.
Industrial facilities in Bethlehem, PA and Waco, TX	—	4,673	19,111	—	—	4,673	19,111	23,784	2,418	Various	Dec. 2020	40 yrs.
Industrial facilities in Pleasanton, KS; Savage, MN; Grove City, OH; and Mahanoy City, PA	—	7,717	21,569	—	—	7,717	21,569	29,286	2,696	Various	Dec. 2020	40 yrs.
Specialty facilities in Fort Washington, Huntington Valley, and West Chester, PA	—	—	492	—	—	—	492	492	61	2011; 2014; 2016	Jan. 2021	40 yrs.
Warehouse facilities in Grove City, OH and Anderson, SC	—	1,415	15,151	—	—	1,415	15,151	16,566	1,861	1995; 2001	Feb. 2021	40 yrs.
Office and retail facilities in NJ and PA	—	17,537	25,987	—	—	17,537	25,987	43,524	3,175	Various	Feb. 2021	40 yrs.
Research and development facility in Wageningen, Netherlands	—	1,429	5,777	18,852	4,014	1,646	28,426	30,072	2,479	2022	Mar. 2021	40 yrs.
Retail facilities in France	—	15,954	104,578	—	(20,958)	14,938	84,636	99,574	12,432	1968; 1981; 1983	Apr. 2021	40 yrs.
Warehouse facility in Detroit, MI	—	3,625	47,743	—	—	3,625	47,743	51,368	5,589	1991	Apr. 2021	40 yrs.
Warehouse facility in Solihull, United Kingdom	—	42,137	123,315	—	(4,638)	40,956	119,858	160,814	13,972	2021	May 2021	40 yrs.
Specialty facility in New Rochelle, NY	—	3,617	21,590	—	—	3,617	21,590	25,207	2,515	2018	May 2021	40 yrs.
Industrial facility in Groveport, OH	—	—	26,639	2,904	—	—	29,543	29,543	3,386	1982	May 2021	40 yrs.
Industrial facility in Dakota, IL	—	1,970	50,369	—	—	1,970	50,369	52,339	5,844	1978	May 2021	40 yrs.
Industrial facility in San Jose, CA	—	12,808	31,714	—	—	12,808	31,714	44,522	3,677	1984	May 2021	40 yrs.

W. P. Carey 2025 10-K – 117

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2025
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse facility in Opelika, AL	—	2,115	39,980	—	—	2,115	39,980	42,095	4,568	2005	Jun. 2021	40 yrs.
Warehouse facilities in Elk Grove Village and Niles, IL; and Guelph, Canada	—	12,932	25,096	209	—	12,932	25,305	38,237	2,869	1962; 1976; 1983	Jun. 2021	40 yrs.
Warehouse facility in Rome, NY	—	1,480	47,781	—	—	1,480	47,781	49,261	5,449	2021	Jun. 2021	40 yrs.
Warehouse facility in Frankfort, IN	—	5,423	95,915	—	—	5,423	95,915	101,338	10,432	2015	Aug. 2021	40 yrs.
Warehouse facility in Rogers, MN	—	1,871	20,959	—	—	1,871	20,959	22,830	2,260	2005	Sep. 2021	40 yrs.
Industrial facilities in Chattanooga, TN	—	4,859	29,302	1,453	—	4,859	30,755	35,614	3,138	2006; 2017	Oct. 2021	40 yrs.
Retail facilities in Denmark	—	2,695	38,428	—	1,618	2,801	39,940	42,741	4,062	Various	Dec. 2021	40 yrs.
Retail facilities in Poland	—	15,110	47,511	—	2,708	15,759	49,570	65,329	5,015	Various	Dec. 2021	40 yrs.
Industrial facility in Cary, IL	—	4,568	31,977	—	—	4,568	31,977	36,545	3,206	1975	Dec. 2021	40 yrs.
Retail facilities in the Netherlands	—	9,342	32,770	—	1,666	9,712	34,066	43,778	3,414	Various	Dec. 2021	40 yrs.
Specialty facilities in Flemington and Pennsauken, NJ	—	1,025	397	832	—	1,025	1,229	2,254	111	Various	Dec. 2021	40 yrs.
Industrial facility in Pleasant Prairie, WI	—	1,443	16,532	—	—	1,443	16,532	17,975	1,643	2001	Jan. 2022	40 yrs.
Retail facilities in Denmark	—	3,295	35,898	—	2,175	3,459	37,909	41,368	3,528	Various	Various	40 yrs.
Industrial facilities in Laval, Canada	—	5,506	16,678	—	(1,468)	5,202	15,514	20,716	1,467	1966; 1973	Feb. 2022; Mar. 2024	40 yrs.
Warehouse facility in Chattanooga, TN	—	5,063	36,645	26,103	102	5,063	62,850	67,913	5,315	2003	Mar. 2022	40 yrs.
Industrial facility in Coatzacoalcos, Mexico	—	9,805	17,622	—	—	9,805	17,622	27,427	1,622	1960	Apr. 2022	40 yrs.
Industrial facility in Lowbanks, CA	—	3,574	1,605	—	—	3,574	1,605	5,179	148	1967	Apr. 2022	40 yrs.
Industrial facilities in Chicago, IL; Geismar, LA; and Nashville, TN	—	9,300	26,945	—	—	9,300	26,945	36,245	2,458	Various	May 2022	40 yrs.
Industrial and warehouse facilities in the United States	—	9,847	88,227	—	—	9,847	88,227	98,074	8,007	Various	May 2022	40 yrs.
Retail facilities in Denmark	—	2,228	31,774	—	3,569	2,464	35,107	37,571	3,119	Various	Various	40 yrs.
Industrial facility in Medina, OH	—	2,029	22,938	—	—	2,029	22,938	24,967	2,031	1963	Jun. 2022	40 yrs.
Warehouse facility in Bree, Belgium	—	—	73,302	43	9,628	—	82,973	82,973	7,274	1964	Jun. 2022	40 yrs.
Industrial and warehouse facilities in the United States	—	27,543	192,197	—	—	27,543	192,197	219,740	16,508	Various	Jul. 2022	40 yrs.
Retail facilities in Denmark	—	2,690	33,703	—	4,964	3,059	38,298	41,357	3,198	Various	Various	40 yrs.
Office facility in Austin, TX	—	31,095	45,393	—	—	31,095	45,393	76,488	3,880	1993	Aug. 2022	40 yrs.
Land in Chicago, IL	—	3,873	—	—	—	3,873	—	3,873	—	N/A	Aug. 2022	N/A
Retail facilities in Croatia	—	1,367	23,337	—	3,663	1,570	26,797	28,367	2,291	2001; 2006	Aug. 2022	40 yrs.
Warehouse facility in Streetsboro, OH	—	2,435	9,333	—	—	2,435	9,333	11,768	798	1993	Aug. 2022	40 yrs.
Net-lease self-storage facility in Kissimmee, FL	—	923	17,205	11	4	923	17,220	18,143	1,478	2005	Aug. 2022	40 yrs.
Warehouse facility in University Park, IL	—	15,377	63,299	20,430	—	15,377	83,729	99,106	5,411	2003	Aug. 2022	40 yrs.

W. P. Carey 2025 10-K – 118

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2025
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities in Surprise, AZ; Temple, GA; and Houston, TX	—	2,994	26,100	22,042	—	7,793	43,343	51,136	2,342	1998; 2007; 2011	Aug. 2022	40 yrs.
Warehouse facility in Albany, GA	—	3,108	12,220	194	—	3,108	12,414	15,522	1,045	1977	Aug. 2022	40 yrs.
Industrial facilities in Dallas/Fort Worth, TX	—	3,918	9,817	405	—	3,918	10,222	14,140	842	1990; 2008	Aug. 2022	40 yrs.
Warehouse facility in Byron Center, MI	—	1,925	10,098	—	(5,403)	998	5,622	6,620	833	2015	Aug. 2022	40 yrs.
Net-lease hotel in Albion, Mauritius	1,624	7,633	29,274	—	5,472	8,765	33,614	42,379	2,873	2007	Aug. 2022	40 yrs.
Net-lease self-storage facility in Sebastian, FL	—	529	8,027	—	—	529	8,027	8,556	695	1986	Aug. 2022	40 yrs.
Net-lease self-storage facility in Naples, FL	—	6,826	20,655	—	—	6,826	20,655	27,481	1,879	1974	Aug. 2022	40 yrs.
Net-lease self-storage facilities in Hesperia and Thousand Palms, CA	—	3,105	27,124	—	4	3,105	27,128	30,233	2,331	2007	Aug. 2022	40 yrs.
Net-lease self-storage facility in Stockbridge, GA	—	308	7,286	—	—	308	7,286	7,594	635	2003	Aug. 2022	40 yrs.
Industrial facility in Plymouth, MN	—	3,693	13,242	914	—	3,693	14,156	17,849	1,213	1975	Aug. 2022	40 yrs.
Net-lease hotel in Hamburg, Germany	—	7,328	17,467	272	3,677	8,415	20,329	28,744	1,714	2017	Aug. 2022	40 yrs.
Net-lease self-storage facility in Sarasota, FL	—	638	10,312	—	—	638	10,312	10,950	890	2001	Aug. 2022	40 yrs.
Industrial facility in Michalovce, Slovakia	—	4,538	19,009	—	3,491	5,211	21,827	27,038	1,866	2006	Aug. 2022	40 yrs.
Net-lease hotel in Stuttgart, Germany	—	—	31,276	—	4,637	—	35,913	35,913	3,070	1965	Aug. 2022	40 yrs.
Industrial facility in Menomonee Falls, WI	11,290	2,726	17,453	—	—	2,726	17,453	20,179	1,492	1974	Aug. 2022	40 yrs.
Warehouse facility in Iowa Falls, IA	—	997	8,819	—	—	997	8,819	9,816	754	2001	Aug. 2022	40 yrs.
Industrial facility in Hebron, Ohio and warehouse facility in Strongsville, OH	—	4,671	5,494	—	—	4,671	5,494	10,165	466	1969; 1999	Aug. 2022	40 yrs.
Warehouse facility in Scarborough, Canada	—	5,092	1,868	—	—	5,092	1,868	6,960	158	1980	Aug. 2022	40 yrs
Specialty facilities in West Des Moines, IA and Clifton Park, NY	—	3,229	17,080	—	—	3,229	17,080	20,309	1,447	1971; 2021	Aug. 2022	40 yrs.
Industrial facility in Orzinuovi, Italy	—	2,473	9,892	—	2,154	2,904	11,615	14,519	973	1978	Aug. 2022	40 yrs.
Specialty facilities in West Chester, PA	—	—	559	—	—	—	559	559	52	2022	Oct. 2022	40 yrs.
Industrial facilities in the United States	—	11,117	41,107	—	—	11,117	41,107	52,224	3,114	Various	Dec. 2022	40 yrs.
Warehouse facility in Romulus, MI	—	2,788	33,353	—	—	2,788	33,353	36,141	2,506	2017	Dec. 2022	40 yrs.
Industrial facility in Salisbury, NC	—	1,308	13,082	14,147	—	1,308	27,229	28,537	1,625	2015	Dec. 2022	40 yrs.
Industrial facilities in the United States	—	11,503	42,967	—	—	11,503	42,967	54,470	3,190	Various	Jan. 2023	40 yrs.
Industrial facilities in Italy and Spain	—	21,167	56,172	4	6,193	22,862	60,674	83,536	4,214	Various	Mar. 2023	40 yrs.
Industrial and warehouse facilities in Canada	—	71,228	330,400	—	—	71,228	330,400	401,628	22,743	Various	Apr. 2023	40 yrs.
Industrial facilities in Canada, Mexico, and the United States	—	11,873	55,997	4,831	(7,389)	11,139	54,173	65,312	3,402	Various	Apr. 2023	40 yrs.

W. P. Carey 2025 10-K – 119

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2025
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail (car wash) facilities in the United States	—	9,511	32,777	—	—	9,511	32,777	42,288	2,106	Various	May 2023; Oct. 2023	40 yrs.
Education and specialty facilities in the United States	—	11,973	90,101	—	—	11,973	90,101	102,074	5,739	Various	Jun. 2023	40 yrs.
Retail (car wash) facilities in the United States	—	12,240	36,914	—	—	12,240	36,914	49,154	1,626	2023	Nov. 2023; Oct. 2024	40 yrs.
Industrial and warehouse facilities in Italy, Germany, and Spain	—	80,767	191,007	4	21,222	87,407	205,593	293,000	10,315	Various	Nov. 2023; Jan. 2024	40 yrs.
Warehouse facility in Houston, TX	—	18,999	27,199	—	—	18,999	27,199	46,198	1,410	2000	Dec. 2023	40 yrs.
Industrial and research and development facilities in San Diego, CA	—	5,739	6,397	1,536	—	5,739	7,933	13,672	534	1990	Dec. 2023	40 yrs.
Retail facility in Phoenix, AZ	—	1,729	9,201	—	—	1,729	9,201	10,930	466	2023	Dec. 2023	40 yrs.
Retail facilities in Doncaster, United Kingdom	—	6,133	17,512	—	1,366	6,488	18,523	25,011	916	2010; 2013	Jan. 2024	40 yrs.
Warehouse facility in Commercial Point, OH	—	11,363	76,376	—	—	11,363	76,376	87,739	3,323	2022	Apr. 2024	40 yrs.
Warehouse facility in Tucson, AZ	—	3,742	30,914	920	—	3,742	31,834	35,576	1,281	2024	May 2024	40 yrs.
Industrial and warehouse facilities in the United States	—	11,209	50,311	—	—	11,209	50,311	61,520	2,052	Various	May 2024	40 yrs.
Laveen and Mesa, AZ	—	4,407	16,938	1,190	—	4,407	18,128	22,535	710	2024	Jun. 2024	40 yrs.
Industrial facilities in La Porte, IN and Moxee, WA	20,537	3,657	25,004	—	—	3,657	25,004	28,661	948	1963; 1990	Jun. 2024	40 yrs.
Industrial and retail facilities in NC	10,778	2,102	12,021	—	—	2,102	12,021	14,123	434	1959; 1995; 2005	Jul. 2024	40 yrs.
Industrial facility in Neenah, WI	10,086	1,734	13,774	—	—	1,734	13,774	15,508	497	1979	Jul. 2024	40 yrs.
Retail facilities in Poland	—	5,585	21,834	—	2,224	6,040	23,603	29,643	842	Various	Jul. 2024; Sep. 2024	40 yrs.
Retail facility in Las Vegas, NV	—	1,103	8,817	—	—	1,103	8,817	9,920	312	2024	Aug. 2024	40 yrs.
Warehouse facility in Alexandria, Canada	13,149	2,180	18,894	—	199	2,201	19,072	21,273	670	1980	Aug. 2024	40 yrs.
Industrial facilities in Oldcastle and Tillsonburg, Canada	7,234	1,133	11,269	—	—	1,133	11,269	12,402	396	1990; 1999	Aug. 2024	40 yrs.
Retail facility in West Des Moines, IA	—	—	14,457	—	—	—	14,457	14,457	505	2024	Aug. 2024	40 yrs.
Industrial facility in Lebanon, IN	—	4,995	40,345	118	—	4,995	40,463	45,458	1,221	2003	Oct. 2024	40 yrs.
Industrial facility in Shelbyville, KY	—	5,704	86,354	—	—	5,704	86,354	92,058	2,601	2024	Oct. 2024	40 yrs.
Land in Stockton, CA	—	40,217	7,003	—	—	40,217	7,003	47,220	511	2023	Nov. 2024	15 yrs.
Specialty facility in Weehawken, NJ	—	25,016	61,404	—	—	25,016	61,404	86,420	1,682	1990	Nov. 2024	40 yrs.
Retail facilities in the United States	—	20,020	64,990	—	—	20,020	64,990	85,010	1,685	Various	Various	40 yrs.
Retail facilities in the United States	—	6,705	21,003	—	—	6,705	21,003	27,708	554	2023; 2024	Dec. 2024	40 yrs.

W. P. Carey 2025 10-K – 120

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2025
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail facility in Manchester, United Kingdom	—	—	17,244	—	1,089	—	18,333	18,333	482	2012	Dec. 2024	40 yrs.
Education facility in Yarnfield, United Kingdom	—	5,929	14,848	—	1,199	6,332	15,644	21,976	405	1960	Dec. 2024	40 yrs.
Retail facilities in the United States	—	9,303	29,973	—	—	9,303	29,973	39,276	768	2023; 2024	Dec. 2024	40 yrs.
Retail facilities in the United States	—	3,572	12,111	—	—	3,572	12,111	15,683	307	Various	Dec. 2024	40 yrs.
Industrial and warehouse facilities in the United States	—	43,240	93,006	—	—	43,240	93,006	136,246	1,968	Various	Feb. 2025	40 yrs.
Specialty facility in Mishawaka, IN	—	1,176	24,108	—	—	1,176	24,108	25,284	464	2020	Mar. 2025	40 yrs.
Industrial facilities in Germany and Spain	—	11,528	25,286	—	1,310	11,938	26,186	38,124	475	Various	Apr. 2025	40 yrs.
Warehouse in Santa Fe Springs, CA	—	57,869	54,677	—	—	57,869	54,677	112,546	947	1970	Apr. 2025	40 yrs.
Industrial properties in Italy and Spain	—	15,294	48,667	—	3,672	16,172	51,461	67,633	821	Various	May 2025	40 yrs.
Industrial facility in Chattanooga, TN	—	3,162	13,158	—	—	3,162	13,158	16,320	179	1991	Jun. 2025	40 yrs.
Industrial facilities in Boston, MA and Newark, NJ	—	71,781	11,357	—	—	71,781	11,357	83,138	154	1970; 1985	Jun. 2025	40 yrs.
Industrial facility in San Francisco, CA	—	35,353	5,942	—	—	35,353	5,942	41,295	71	1954	Jul. 2025	40 yrs.
Retail facilities in the United States	—	6,027	19,582	—	—	6,027	19,582	25,609	131	Various	Various	40 yrs.
Retail facilities in Loughborough and Ilkeston, United Kingdom	—	13,777	31,090	—	224	13,846	31,245	45,091	362	1980; 2015	Jul. 2025	40 yrs.
Industrial facility in Houston, TX	—	2,325	17,071	—	—	2,325	17,071	19,396	180	2008	Jul. 2025	40 yrs.
Industrial facilities in France and Spain	—	13,507	35,420	—	1,299	13,865	36,361	50,226	384	Various	Jul. 2025	40 yrs.
Industrial and warehouse facilities in Italy	—	15,871	57,573	—	905	16,066	58,283	74,349	578	Various	Aug. 2025; Dec. 2025	40 yrs.
Industrial facilities in Mexico	—	15,183	29,674	—	—	15,183	29,674	44,857	246	Various	Aug. 2025; Oct. 2025	40 yrs.
Industrial facility in Mesquite, TX	—	5,325	76,867	—	—	5,325	76,867	82,192	553	2025	Sep. 2025	40 yrs.
Retail facility in Kissimmee, FL	—	2,252	9,525	—	—	2,252	9,525	11,777	65	2025	Sep. 2025	40 yrs.
Industrial facilities in Markham and Toronto, Canada; and Lee's Summit, MO	—	12,133	43,923	—	596	12,253	44,399	56,652	305	1979; 1980; 1990	Sep. 2025	40 yrs.
Warehouse facility in Compton, CA	—	1,660	3,641	—	—	1,660	3,641	5,301	23	1969	Oct. 2025	40 yrs.
Specialty facilities in the United States	—	12,385	95,298	—	—	12,385	95,298	107,683	594	2021; 2022	Oct. 2025	40 yrs.
Industrial facility in Wasserburg amm Inn, Germany	—	5,814	15,492	—	(47)	5,801	15,458	21,259	17	1964	Dec. 2025	40 yrs.
Retail facilities in the United States	—	49,832	228,020	—	—	49,832	228,020	277,852	219	Various	Dec. 2025	40 yrs.
Warehouse facilities in Navarra and Zaragoza, Spain	—	22,170	46,818	—	29	22,179	46,838	69,017	—	Various	Dec. 2025	40 yrs.
Solar projects in the United States	—	—	—	11,017	—	—	11,017	11,017	—
	$138,526	$2,994,071	$10,731,745	$1,220,756	$(575,181)	$2,839,757	$11,531,634	$14,371,391	$2,026,829

W. P. Carey 2025 10-K – 121

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2025
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Direct Financing Method
Industrial facilities in Irving and Houston, TX	$—	$—	$27,599	$—	$(4,467)	$23,132	1978	Jan. 1998
Warehouse facility in Brierley Hill, United Kingdom	—	2,147	12,357	—	(1,405)	13,099	1996	Sep. 2012
Retail facilities in El Paso and Fabens, TX	—	4,777	17,823	—	(165)	22,435	Various	Jan. 2014
Industrial facility in Mount Carmel, IL	—	135	3,265	—	(504)	2,896	1896	Jan. 2014
Industrial facility in Göppingen, Germany	—	10,717	60,120	—	(17,839)	52,998	1930	Jan. 2014
Warehouse facilities in Bristol, Leeds, Liverpool, Luton, Newport, Plymouth, and Southampton, United Kingdom	—	1,062	23,087	—	791	24,940	Various	Oct. 2018
Warehouse facility in Oxnard, CA	—	—	10,960	—	(3,145)	7,815	1975	Oct. 2018
Industrial facilities in Bartow, FL; Momence, IL; Smithfield, NC; Hudson, NY; and Ardmore, OK	—	4,454	87,030	—	2,787	94,271	Various	Oct. 2018
Industrial facility in Countryside, IL	—	563	1,457	—	18	2,038	1981	Oct. 2018
Industrial facility in Clarksville, TN	2,120	1,680	10,180	—	(541)	11,319	1998	Oct. 2018
Warehouse facility in Houston, TX	—	—	5,977	—	(250)	5,727	1972	Oct. 2018
Warehouse in Chicago, IL	—	—	10,517	—	88	10,605	1942	Aug. 2022
Less: allowance for credit losses					(3,745)	(3,745)
	$2,120	$25,535	$270,372	$—	$(28,377)	$267,530

W. P. Carey 2025 10-K – 122

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2025
(in thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Operating Real Estate – Hotels
Bloomington, MN	$—	$3,810	$29,126	$3,622	$7,500	$(314)	$3,874	$31,675	$8,195	$43,744	$18,268	2008	Jan. 2014	34 yrs.
Newark, NJ	—	4,912	5,581	—	128	—	4,912	5,581	128	10,621	2,054	1989	Sep. 2012	37 yrs.
San Diego, CA	—	3,898	33,729	—	339	—	3,898	33,729	339	37,966	12,255	1989	Sep. 2012	37 yrs.
Irvine, CA	—	3,720	24,983	—	523	—	3,720	24,983	523	29,226	9,687	1989	Sep. 2012	35 yrs.
Operating Real Estate – Student Housing Facilities
Swansea, United Kingdom	—	—	32,884	—	60,474	14,563	—	107,921	—	107,921	8,449	2022	Aug. 2022	40 yrs.
Operating Real Estate – Self-Storage Facilities
Loves Park, IL	—	1,412	4,853	—	159	—	1,412	4,973	39	6,424	1,358	1997	Oct. 2018	40 yrs.
Cherry Valley, IL	—	1,339	4,160	—	98	—	1,339	4,239	19	5,597	1,107	1988	Oct. 2018	40 yrs.
Rockford, IL	—	695	3,873	—	240	—	695	4,098	15	4,808	989	1979	Oct. 2018	40 yrs.
Rockford, IL	—	87	785	—	17	—	87	802	—	889	170	1979	Oct. 2018	40 yrs.
Rockford, IL	—	454	4,724	—	130	—	454	4,780	74	5,308	955	1957	Oct. 2018	40 yrs.
Peoria, IL	—	444	4,944	—	248	—	444	5,167	25	5,636	1,507	1990	Oct. 2018	40 yrs.
East Peoria, IL	—	268	3,290	—	119	—	268	3,381	28	3,677	909	1986	Oct. 2018	40 yrs.
Loves Park, IL	—	721	2,973	—	70	—	721	3,039	4	3,764	745	1978	Oct. 2018	40 yrs.
Crystal Lake, IL	—	1,325	6,056	—	12	—	1,325	6,066	2	7,393	520	1977	Aug. 2022	40 yrs.
Chicago, IL	—	787	4,931	—	350	—	787	5,229	52	6,068	471	1990	Aug. 2022	40 yrs.
Dayton, OH	—	1,729	5,291	—	17	—	1,729	5,308	—	7,037	182	1978	Aug. 2024	40 yrs.
	—	25,601	172,183	3,622	70,424	14,249	25,665	250,971	9,443	286,079	59,626
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
(c)Excludes (i) gross lease intangible assets of $3.0 billion and the related accumulated amortization of $1.5 billion, (ii) gross lease intangible liabilities of $202.3 million and the related accumulated amortization of $98.3 million, (iii) sale-leasebacks classified as loans receivable of $857.9 million, (iv) secured loans receivable of $35.8 million (as disclosed in Schedule IV – Mortgage Loans on Real Estate), (v) net investments in sales-type leases of $10.6 million, (vi) assets held for sale, net of $3.3 million, and (vii) real estate under construction of $79.9 million.
(d)A reconciliation of real estate and accumulated depreciation follows:

W. P. Carey 2025 10-K – 123

W. P. CAREY INC.
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Real Estate Subject to Operating Leases
	Years Ended December 31,
	2025	2024	2023
Beginning balance	$12,786,827	$12,049,896	$13,316,632
Acquisitions	1,415,374	991,404	984,283
Foreign currency translation adjustment	498,340	(237,200)	132,686
Dispositions	(494,755)	(354,456)	(256,339)
Reclassification from real estate under construction	82,626	83,373	40,479
Capital improvements	72,703	46,184	54,667
Impairment charges	(55,558)	(36,851)	(17,885)
Reclassification from operating real estate	54,582	48,370	—
Reclassification from direct financing leases	14,993	120,921	25,460
Reclassification to assets held for sale	(3,741)	—	(46,985)
Reclassification from equity method investments	—	84,396	—
Reclassification to sales-type lease	—	(9,210)	(662,674)
Derecognition through the Spin-Off	—	—	(1,299,400)
Reclassification to operating real estate	—	—	(221,028)
Ending balance	$14,371,391	$12,786,827	$12,049,896

	Reconciliation of Accumulated Depreciation for Real Estate Subject to Operating Leases
	Years Ended December 31,
	2025	2024	2023
Beginning balance	$1,701,892	$1,509,730	$1,672,091
Depreciation expense	331,228	292,770	326,719
Dispositions	(72,359)	(73,297)	(58,861)
Foreign currency translation adjustment	63,171	(27,239)	14,192
Reclassification from operating real estate	3,311	2,314	—
Reclassification to assets held for sale	(414)	—	(16,539)
Reclassification to sales-type lease	—	(2,386)	(156,461)
Derecognition through the Spin-Off	—	—	(214,977)
Reclassification to operating real estate	—	—	(56,434)
Ending balance	$2,026,829	$1,701,892	$1,509,730

	Reconciliation of Operating Real Estate
	Years Ended December 31,
	2025	2024	2023
Beginning balance	$1,198,676	$1,254,719	$1,077,326
Dispositions	(862,727)	(21,638)	(124,237)
Reclassification to operating leases	(54,618)	(48,370)	—
Impairment charges	(8,662)	—	—
Foreign currency translation adjustment	7,461	(1,476)	5,088
Capital improvements	5,303	4,702	4,593
Reclassification from real estate under construction	646	3,719	25,452
Acquisitions	—	7,020	45,469
Reclassification from operating leases	—	—	221,028
Ending balance	$286,079	$1,198,676	$1,254,719

W. P. Carey 2025 10-K – 124

	Reconciliation of Accumulated Depreciation for Operating Real Estate
	Years Ended December 31,
	2025	2024	2023
Beginning balance	$100,575	$80,057	$28,295
Dispositions	(60,612)	(5,826)	(34,580)
Depreciation expense	22,523	28,752	29,840
Reclassification to operating leases	(3,311)	(2,314)	—
Foreign currency translation adjustment	451	(94)	68
Reclassification from operating leases	—	—	56,434
Ending balance	$59,626	$100,575	$80,057

At December 31, 2025, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $17.4 billion.

W. P. Carey 2025 10-K – 125

W. P. CAREY INC.
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2025
(dollars in thousands)

	Interest Rate	Final Maturity Date	Carrying Amount
Description
Financing agreement — Las Vegas retail	8.0%	Dec. 2026	$18,367
Financing agreement — Las Vegas mixed use	7.0%	Nov. 2026	17,416
			$35,783

	Reconciliation of Mortgage Loans on Real Estate
	Years Ended December 31,
	2025	2024	2023
Beginning balance	$31,856	$11,250	$39,250
Funding of secured loans receivable (Note 6)	3,927	31,856	—
Repayments	—	(24,000)	(28,000)
Gain on repayment of secured loan receivable	—	10,650	—
Change in allowance for credit losses (Note 6)	—	2,100	—
Ending balance	$35,783	$31,856	$11,250

W. P. Carey 2025 10-K – 126

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2025 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, at December 31, 2025, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and in connection therewith, PricewaterhouseCoopers LLP has issued an attestation report on the Company’s effectiveness of internal controls over financial reporting as of December 31, 2025, as stated in their report in Item 8.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 2025 10-K – 127

Item 9B. Other Information.

During the three months ended December 31, 2025, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

W. P. Carey 2025 10-K – 128

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

W. P. Carey 2025 10-K – 129

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) and (2) — Financial statements and schedules: see index to financial statements and schedules included in Item 8.

(3) Exhibits:

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement of W. P. Carey Inc. dated June 15, 2017	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 16, 2017
3.2	Fifth Amended and Restated Bylaws of W. P. Carey Inc. dated June 15, 2017	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 16, 2017
4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
4.2	Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 14, 2014
4.3	Fourth Supplemental Indenture, dated as of September 12, 2016, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 12, 2016
4.4	Form of Note representing $350 Million Aggregate Principal Amount of 4.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 12, 2016
4.5	Indenture, dated as of November 8, 2016, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Automatic shelf registration statement on Form S-3 (File No. 333-233159) filed August 9, 2019
4.6	Second Supplemental Indenture dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 6, 2018
4.7	Form of Note representing €500 Million Aggregate Principal Amount of 2.125% Senior Notes due 2027	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 6, 2018
4.8	Third Supplemental Indenture dated as of October 9, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed October 9, 2018
4.9	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 9, 2018

W. P. Carey 2025 10-K – 130

Exhibit No.	Description	Method of Filing
4.10	Fifth Supplemental Indenture, dated June 14, 2019, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 10-Q filed August 2, 2019
4.11	Form of Note representing $325 Million Aggregate Principal Amount of 3.850% Senior Notes due 2029	Incorporated by reference to Exhibit 4.2 to Current Report on Form 10-Q filed August 2, 2019
4.12	Fourth Supplemental Indenture, dated as of September 19, 2019, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 19, 2019
4.13	Form of Note representing €500 Million Aggregate Principal Amount of 1.350% Senior Notes due 2028	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed September 19, 2019
4.14	Description of Securities Registered under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.22 to Annual Report on Form 10-K for the year ended December 31, 2019 filed February 21, 2020
4.15	Sixth Supplemental Indenture, dated October 14, 2020, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 14, 2020
4.16	Form of Note representing $500 Million Aggregate Principal Amount of 2.400% Senior Notes due 2031	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed October 14, 2020
4.17	Seventh Supplemental Indenture, dated February 25, 2021, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 25, 2021
4.18	Form of Note representing $425 Million Aggregate Principal Amount of 2.250% Senior Notes Due 2033	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 25, 2021
4.19	Fifth Supplemental Indenture dated as of March 8, 2021, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 8, 2021
4.20	Form of Note representing €525 Million Aggregate Principal Amount of 0.950% Senior Notes Due 2030	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 8, 2021
4.21	Eighth Supplemental Indenture, dated October 15, 2021, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference Exhibit 4.2 to Current Report on Form 8-K filed October 15, 2021
4.22	Form of Note representing $350 Million Aggregate Principal Amount of 2.450% Senior Notes due 2032	Incorporated by reference Exhibit 4.3 to Current Report on Form 8-K filed October 15, 2021
4.23	Form of Note Representing €150,000,000 Aggregate Principal Amount of 3.410% Senior Notes due 2029	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed November 4, 2022
4.24	Form of Note Representing €200,000,000 Aggregate Principal Amount of 3.700% Senior Notes due 2032	Incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q filed November 4, 2022
4.25	Ninth Supplemental Indenture dated as of May 16, 2024, by and between W. P. Carey Inc., as issuer, and U.S. Bank Trust Company, National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed May 16, 2024

W. P. Carey 2025 10-K – 131

Exhibit No.	Description	Method of Filing
4.26	Form of Note representing €650 Million Aggregate Principal Amount of 4.250% Senior Notes due 2032	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed May 16, 2024
4.27	Tenth Supplemental Indenture dated June 28, 2024, by and between W. P. Carey Inc., as issuer, and U.S. Bank Trust Company, National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed June 28, 2024
4.28	Form of Note representing $400 Million Aggregate Principal Amount of 5.375% Senior Notes due 2032	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed June 28, 2024
4.29	Eleventh Supplemental Indenture dated as of November 19, 2024, by and between W. P. Carey Inc., as issuer, and U.S. Bank Trust Company, National Association, as trustee	Incorporated by Reference to Exhibit 4.3 to Current Report on Form 8-K filed November 19, 2024
4.30	Form of Note representing €600 Million Aggregate Principal Amount of 3.700% Senior Notes due 2034	Incorporated by Reference to Exhibit 4.1 to Current Report on Form 8-K filed November 19, 2024
4.31	Twelfth Supplemental Indenture dated as of July 10, 2025, by and between W. P. Carey Inc., as issuer, and U.S. Bank Trust Company, National Association, as trustee	Incorporated by Reference to Exhibit 4.3 to Current Report on Form 8-K filed July 10, 2025
4.32	Form of Note representing $400 Million Aggregate Principal Amount of 4.650% Senior Notes due 2030	Incorporated by Reference to Exhibit 4.1 to Current Report on Form 8-K filed July 10, 2025
10.1†	W. P. Carey Inc. 1997 Share Incentive Plan, as amended	Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.2†	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) Long-Term Incentive Program as amended and restated effective as of September 28, 2012	Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.3†	W. P. Carey Inc. Amended and Restated Deferred Compensation Plan for Employees	Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.4†	Amended and Restated W. P. Carey Inc. 2009 Share Incentive Plan	Incorporated by reference to Appendix A of Schedule 14A filed April 30, 2013
10.5†	2017 Annual Incentive Compensation Plan	Incorporated by reference to Exhibit A of Schedule 14A filed April 11, 2017
10.6†	2017 Share Incentive Plan	Incorporated by reference to Exhibit B of Schedule 14A filed April 11, 2017
10.7†	Form of Share Option Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-8 filed June 27, 2017
10.8†	Form of Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-8 filed June 27, 2017
10.9†	Form of Restricted Share Unit Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-8 filed June 27, 2017

W. P. Carey 2025 10-K – 132

Exhibit No.	Description	Method of Filing
10.10†	Form of Long-Term Performance Share Unit Award Agreement pursuant to the W. P. Carey Inc. 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 filed June 27, 2017
10.11†	Form of Non-Employee Director Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8, filed June 27, 2017
10.12†	W. P. Carey Inc. 2009 Non-Employee Directors’ Incentive Plan	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
10.13†	W. P. Carey Inc. Non-Employee Director Stock Election Plan	Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 filed November 20, 2023
10.14†	Amended & Restated 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.4 to the Form S-8 filed June 14, 2024
10.15†	Executive Severance Plan effective as of December 19, 2025	Filed herewith
10.16†	Form of Executive Restricted Stock Unit Award Agreement pursuant to the W. P. Carey Inc. Amended and Restated 2017 Share Incentive Plan	Filed herewith
10.17†	Form of Executive Long-Term Performance Share Unit Award Agreement pursuant to the W. P. Carey Inc. Amended and Restated 2017 Share Incentive Plan	Filed herewith
10.18*	Fifth Amended and Restated Credit Agreement, dated as of December 14, 2023, among W. P. Carey Inc., each Designated Borrower from time to time party thereto, certain Subsidiaries identified therein, as Guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated by referenced to Exhibit 10.1 to Current Report on Form 8-K filed December 18, 2023
10.19	First Amendment, dated as of September 20, 2024, to Fifth Amended and Restated Credit Agreement, dated as of December 14, 2023, entered into among W. P. Carey Inc., as Parent Borrower, the Lenders party thereto, and JP Morgan Chase Bank, as administrative agent	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed October 30, 2024
10.20	Second Amendment to Fifth Amended and Restated Credit Agreement, dated as of March 31, 2025, among W. P. Carey Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated by reference to Current Report on Form 8-K filed on April 1, 2025
10.21	Agency Agreement dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2017
10.22	Agency Agreement dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 6, 2018

W. P. Carey 2025 10-K – 133

Exhibit No.	Description	Method of Filing
10.23	Agency Agreement dated as of October 9, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 9, 2018
10.24	Agency Agreement dated as of March 8, 2021, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 8, 2021
10.25	Note Purchase Agreement, dated August 31, 2022, by and among W. P. Carey Inc. and the purchasers listed in the purchaser schedule thereto	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 1, 2022
10.26	Separation and Distribution Agreement, dated October 31, 2023, between W. P. Carey Inc. and Net Lease Office Properties	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 2, 2023
10.27*	Tax Matters Agreement, dated October 31, 2023, between W. P. Carey Inc. and Net Lease Office Properties	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 2, 2023
10.28*	Advisory Agreement, dated November 1, 2023, between W. P. Carey & Co. B.V. and Net Lease Office Properties	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 2, 2023
10.29*	Advisory Agreement, dated November 1, 2023, between W. P. Carey Management LLC and Net Lease Office Properties	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed November 7, 2023
19.1	W. P. Carey Inc. Statement of Policy Concerning Securities Trading	Filed herewith
21.1	List of Registrant Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
97.1	Clawback Policy	Incorporated by reference to Exhibit 97.1 to Annual Report on Form 10-K for the year ended December 31, 2023 filed February 9, 2024
99.1	Director and Officer Indemnification Policy	Incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
99.2	Form of Master ATM Forward Confirmation	Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed May 1, 2025

W. P. Carey 2025 10-K – 134

Exhibit No.	Description	Method of Filing
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith
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

W. P. Carey 2025 10-K – 135

Item 16. Form 10-K Summary.

None.

W. P. Carey 2025 10-K – 136

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.

Date:	February 11, 2026	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason E. Fox	Chief Executive Officer and Director	February 11, 2026
Jason E. Fox	(Principal Executive Officer)

/s/ ToniAnn Sanzone	Chief Financial Officer	February 11, 2026
ToniAnn Sanzone	(Principal Financial Officer)

/s/ Brian Zander	Chief Accounting Officer	February 11, 2026
Brian Zander	(Principal Accounting Officer)

/s/ Christopher J. Niehaus	Chair of the Board and Director	February 11, 2026
Christopher J. Niehaus

/s/ Constantin H. Beier	Director	February 11, 2026
Constantin H. Beier

/s/ Tonit M. Calaway	Director	February 11, 2026
Tonit M. Calaway

/s/ Peter J. Farrell	Director	February 11, 2026
Peter J. Farrell

/s/ Robert J. Flanagan	Director	February 11, 2026
Robert J. Flanagan

/s/ Rhonda O. Gass	Director	February 11, 2026
Rhonda O. Gass

/s/ Margaret G. Lewis	Director	February 11, 2026
Margaret G. Lewis

/s/ Elisabeth T. Stheeman	Director	February 11, 2026
Elisabeth T. Stheeman

W. P. Carey 2025 10-K – 137