Form 10-Q
period 2026-03-31
W. P. Carey Inc.
filed 2026-04-29
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 222,739,105 shares of common stock, $0.001 par value, outstanding at April 24, 2026.

W. P. Carey 3/31/2026 10-Q – 1

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

These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to fluctuating interest rates, the impact of inflation and tariffs on our tenants and us, the effects of pandemics and global outbreaks of contagious diseases, and domestic or geopolitical crises, such as terrorism, military conflict, war or the perception that hostilities may be imminent, political instability or civil unrest, or other conflict, could also have material adverse effects on our business, financial condition, liquidity, results of operations, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report, as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 11, 2026 (the “2025 Annual Report”). Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

W. P. Carey 3/31/2026 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Investments in real estate:
Land, buildings and improvements — net lease and other	$14,624,466	$14,451,306
Land, buildings and improvements — operating properties	228,074	286,079
Net investments in finance leases and loans receivable	1,199,048	1,171,886
In-place lease intangible assets and other	2,467,240	2,466,199
Above-market rent intangible assets	658,128	668,707
Investments in real estate	19,176,956	19,044,177
Accumulated depreciation and amortization	(3,573,321)	(3,578,330)
Assets held for sale, net	10,536	3,327
Net investments in real estate	15,614,171	15,469,174
Equity method investments	309,337	310,178
Cash and cash equivalents	239,266	155,329
Other assets, net	1,053,277	1,068,480
Goodwill	983,970	987,071
Total assets (a)	$18,200,021	$17,990,232
Liabilities and Equity
Debt:
Senior unsecured notes, net	$7,415,872	$6,950,261
Unsecured term loans, net	1,174,835	1,196,366
Unsecured revolving credit facility	61,968	435,417
Non-recourse mortgages, net	101,074	140,646
Debt, net	8,753,749	8,722,690
Accounts payable, accrued expenses and other liabilities	624,424	670,038
Below-market rent intangible liabilities, net	98,329	104,055
Deferred income taxes	151,742	151,820
Dividends payable	211,084	207,487
Total liabilities (a)	9,839,328	9,856,090
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 222,738,368 and 219,145,876 shares, respectively, issued and outstanding	223	219
Additional paid-in capital	12,059,559	11,830,737
Distributions in excess of accumulated earnings	(3,574,363)	(3,539,592)
Deferred compensation obligation	100,549	80,239
Accumulated other comprehensive loss	(241,286)	(253,346)
Total stockholders’ equity	8,344,682	8,118,257
Noncontrolling interests	16,011	15,885
Total equity	8,360,693	8,134,142
Total liabilities and equity	$18,200,021	$17,990,232
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2026 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues
Real Estate:
Lease revenues	$402,831	$353,768
Income from finance leases and loans receivable	27,686	17,458
Operating property revenues	12,050	33,094
Other lease-related income	10,452	3,121
	453,019	407,441
Investment Management:
Other advisory income and reimbursements	1,000	1,067
Asset management revenue	490	1,350
	1,490	2,417
	454,509	409,858
Operating Expenses
Depreciation and amortization	136,183	129,607
Impairment charges — real estate	40,008	6,854
General and administrative	27,348	26,967
Reimbursable tenant costs	19,692	17,092
Property expenses, excluding reimbursable tenant costs	14,552	11,706
Operating property expenses	8,694	16,544
Stock-based compensation expense	7,441	9,148
Merger and other expenses	1,180	556
	255,098	218,474
Other Income and Expenses
Interest expense	(78,460)	(68,804)
Gain on sale of real estate, net	54,141	43,777
Other gains and (losses)	6,791	(42,197)
Non-operating income	4,704	7,910
Earnings from equity method investments	4,543	5,378
	(8,281)	(53,936)
Income before income taxes	191,130	137,448
Provision for income taxes	(14,634)	(11,632)
Net Income	176,496	125,816
Net (income) loss attributable to noncontrolling interests	(194)	8
Net Income Attributable to W. P. Carey	$176,302	$125,824

Basic Earnings Per Share	$0.80	$0.57
Diluted Earnings Per Share	$0.80	$0.57
Weighted-Average Shares Outstanding
Basic	220,620,496	220,401,156
Diluted	221,618,296	220,720,310

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2026 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net Income	$176,496	$125,816
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivative instruments	17,590	(12,473)
Foreign currency translation adjustments	(5,566)	12,163
	12,024	(310)
Comprehensive Income	188,520	125,506

Amounts Attributable to Noncontrolling Interests
Net (income) loss	(194)	8
Foreign currency translation adjustments	36	(189)
Comprehensive income attributable to noncontrolling interests	(158)	(181)
Comprehensive Income Attributable to W. P. Carey	$188,362	$125,325

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2026 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2026	219,145,876	$219	$11,830,737	$(3,539,592)	$80,239	$(253,346)	$8,118,257	$15,885	$8,134,142
Shares issued under Equity Forwards, net	3,450,000	4	247,056				247,060		247,060
Shares issued upon delivery of vested restricted share awards	142,492	—	(7,507)				(7,507)		(7,507)
Amortization of stock-based compensation expense			7,441				7,441		7,441
Deferral of vested shares, net			(18,958)		18,958		—		—
Dividends declared ($0.930 per share)			790	(211,073)	1,352		(208,931)		(208,931)
Net income				176,302			176,302	194	176,496
Contributions from noncontrolling interests (Note 5)							—	—	—
Distributions to noncontrolling interests							—	(32)	(32)
Other comprehensive income:									—
Unrealized gain on derivative instruments						17,590	17,590		17,590
Foreign currency translation adjustments						(5,530)	(5,530)	(36)	(5,566)
Balance at March 31, 2026	222,738,368	$223	$12,059,559	$(3,574,363)	$100,549	$(241,286)	$8,344,682	$16,011	$8,360,693

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2025	218,848,844	$219	$11,805,179	$(3,203,974)	$78,503	$(250,232)	$8,429,695	$4,429	$8,434,124
Shares issued upon delivery of vested restricted share awards	126,904	—	(5,207)				(5,207)		(5,207)
Amortization of stock-based compensation expense			9,148				9,148		9,148
Deferral of vested shares, net			(17,186)		17,186		—		—
Dividends declared ($0.890 per share)			486	(198,347)	1,263		(196,598)		(196,598)
Net income				125,824			125,824	(8)	125,816
Distributions to noncontrolling interests							—	(50)	(50)
Other comprehensive loss:
Unrealized loss on derivative instruments						(12,473)	(12,473)		(12,473)
Foreign currency translation adjustments						11,974	11,974	189	12,163
Balance at March 31, 2025	218,975,748	$219	$11,792,420	$(3,276,497)	$96,952	$(250,731)	$8,362,363	$4,560	$8,366,923

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2026 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows — Operating Activities
Net income	$176,496	$125,816
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	139,901	134,521
Gain on sale of real estate, net	(54,141)	(43,777)
Impairment charges — real estate	40,008	6,854
Straight-line rent adjustments	(23,379)	(21,537)
Stock-based compensation expense	7,441	9,148
Net realized and unrealized (gains) losses on equity securities, foreign currency exchange rate movements, extinguishment of debt, and other	(6,935)	29,944
Amortization of rent-related intangibles and deferred rental revenue	(4,756)	1,276
Earnings from equity method investments	(4,543)	(5,378)
Distributions of earnings from equity method investments	3,951	5,870
Deferred income tax expense (benefit)	2,727	(782)
(Decrease) increase in allowance for credit losses	(655)	12,331
Proceeds from sales of net investments in sales-type leases	10,206	16,282
Net changes in other operating assets and liabilities	(3,085)	2,645
Net Cash Provided by Operating Activities	283,236	273,213
Cash Flows — Investing Activities
Purchases of real estate	(494,727)	(176,927)
Proceeds from sales of real estate	146,493	110,437
Value added taxes paid in connection with acquisition of real estate	(47,739)	(6,698)
Investments in loans receivable	(34,889)	(93,206)
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(33,151)	(27,193)
Value added taxes refunded in connection with acquisition of real estate	10,330	17,128
Other investing activities, net	(9,531)	5,659
Return of capital from equity investments	452	3,100
Purchase of equity investment	—	(5,000)
Capital contributions to equity method investments	—	(1,170)
Net Cash Used in Investing Activities	(462,762)	(173,870)
Cash Flows — Financing Activities
Repayments of Unsecured Revolving Credit Facility	(1,267,286)	(443,243)
Proceeds from issuance of Senior Unsecured Notes	1,164,445	—
Proceeds from Unsecured Revolving Credit Facility	894,940	591,044
Repayment of Senior Unsecured Notes	(573,800)	(450,000)
Proceeds from term loans	255,281	86,224
Repayments of term loans	(253,205)	(90,224)
Proceeds from shares issued under Equity Forwards, net of selling costs	247,059	—
Dividends paid	(205,334)	(195,050)
Payments of mortgage principal	(38,827)	(72,323)
Payment of financing costs	(8,698)	(331)
Payments for withholding taxes upon delivery of equity-based awards	(7,488)	(5,207)
Other financing activities, net	3,932	(2,034)
Distributions to noncontrolling interests	(32)	(50)
Net Cash Provided by (Used in) Financing Activities	210,987	(581,194)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(16,146)	8,779
Net increase (decrease) in cash and cash equivalents and restricted cash	15,315	(473,072)
Cash and cash equivalents and restricted cash, beginning of period	272,392	690,701
Cash and cash equivalents and restricted cash, end of period	$287,707	$217,629
See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2026 10-Q – 7

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

Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Europe, which are leased to companies on a triple-net lease basis. At March 31, 2026, our portfolio comprised our full or partial ownership interests in 1,703 properties, totaling approximately 185 million square feet, substantially all of which were net leased to 374 tenants, with a weighted-average lease term of 12.1 years and an occupancy rate of 98.1%. In addition, at March 31, 2026, our portfolio comprised five operating properties, including four hotels and one student housing property, totaling approximately 0.5 million square feet. During the three months ended March 31, 2026, we sold our 11 remaining self-storage operating properties (Note 14).

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

Note 2. Basis of Presentation

Basis of Presentation

Our interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a complete statement of our consolidated financial position, results of operations, and cash flows in accordance with generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2025, which are included in the 2025 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

W. P. Carey 3/31/2026 10-Q – 8

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a VIE and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. There have been no significant changes in our VIE policies from what was disclosed in the 2025 Annual Report.

At both March 31, 2026 and December 31, 2025, we considered ten entities to be VIEs, of which we consolidated six, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	March 31, 2026	December 31, 2025
Land, buildings and improvements — net lease and other	$31,861	$31,861
Net investments in finance leases and loans receivable	188,180	178,076
In-place lease intangible assets and other	3,620	3,620
Above-market rent intangible assets	1,685	1,685
Accumulated depreciation and amortization	(11,914)	(11,637)
Total assets	218,424	207,985

Total liabilities	$947	$946

At both March 31, 2026 and December 31, 2025, our four unconsolidated VIEs included our interests in (i) two unconsolidated real estate investments, which we account for under the equity method of accounting (we do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities), (ii) one unconsolidated investment in equity securities, which we accounted for as an investment in shares of the entity at fair value, and (iii) one construction loan investment, which we accounted for as a secured loan receivable. As of March 31, 2026, and December 31, 2025, the net carrying amount of our investments in these entities was $469.6 million and $477.5 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

Revenue Recognition

There have been no significant changes in our policies for revenue from contracts under ASC 606 from what was disclosed in the 2025 Annual Report. ASC 606 does not apply to our lease revenues, which constitute a majority of our revenues, but primarily applies to (i) revenues generated from our hotel operating properties and (ii) investment management revenues. Revenue from contracts primarily represented hotel operating property revenues of $8.7 million and $8.2 million for the three months ended March 31, 2026 and 2025, respectively, Investment management revenue from contracts under ASC 606 is discussed in Note 3.

W. P. Carey 3/31/2026 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)
Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$239,266	$155,329
Restricted cash (a)	48,441	117,063
Total cash and cash equivalents and restricted cash	$287,707	$272,392
__________
(a)Restricted cash is included within Other assets, net on our consolidated balance sheets. Amount as of December 31, 2025 included $80.9 million of proceeds from certain dispositions, which were held by an intermediary and were designated for future 1031 Exchange transactions. There was no such balance as of March 31, 2026.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, requiring all public business entities to provide additional disclosure of the nature of expenses included in the consolidated statements of income. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim reporting periods beginning after December 15, 2027, on a prospective basis, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

The following tables present a summary of revenue earned and reimbursable costs received/accrued from NLOP and CESH for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2026	2025
Administrative reimbursements (a) (b)	$1,000	$1,000
Asset management revenue (a) (c)	490	1,350
Reimbursable costs from affiliates (a) (b)	—	67
	$1,490	$2,417

	Three Months Ended March 31,
	2026	2025
NLOP	$1,481	$2,260
CESH	9	157
	$1,490	$2,417
__________
(a)Amounts represent revenues from contracts under ASC 606.
(b)Included within Other advisory income and reimbursements in the consolidated statements of income.
(c)Included within Asset management revenue in the consolidated statements of income.

W. P. Carey 3/31/2026 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)
The following table presents a summary of amounts due from affiliates, which are included within Other assets, net in the consolidated financial statements (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable	$462	$535
Asset management fees receivable	128	391
Reimbursable costs	—	70
	$590	$996

Asset Management Revenue

Under the advisory agreement with NLOP, we earn an asset management fee, paid in cash, which was initially set at an annual amount of $7.5 million and is being reduced proportionately following the disposition of each portfolio property. Under the advisory agreement with CESH, we earned asset management revenue at a rate of 1.0% based on its gross assets at fair value, paid in cash. CESH sold its last property during the first quarter of 2026, after which it ceased paying asset management fees to us.

Administrative Reimbursements

Under the advisory agreement with NLOP, we earn a base administrative amount of approximately $4.0 million annually, for certain administrative services, including day-to-day management services, investor relations, accounting, tax, legal, and other administrative matters, paid in cash.

Other Transactions with Affiliates and Related Parties

Captive Insurance Company

In March 2025, we formed a wholly owned captive insurance company, which commenced operations in May 2025 and insures a portion of the North American real property portfolios of each of NLOP and us. Annual property insurance premiums from NLOP properties (commencing May 1, 2025) total $0.7 million, of which we recognized $0.1 million for the three months ended March 31, 2026, which is included in Other gains and (losses) in the consolidated financial statements. Our captive insurance company does not have a material impact on our consolidated financial statements.

Other

At March 31, 2026, we owned interests in eight jointly owned investments in real estate, with the remaining interests held by third parties. We consolidate five such investments and account for the remaining three investments under the equity method of accounting (Note 7). In addition, we owned limited partnership units of CESH at that date. We elected to account for our investment in CESH under the fair value option (Note 7). CESH sold its last property during the first quarter of 2026, and we received a distribution from CESH of $0.5 million during the three months ended March 31, 2026, which is included in Other gains and (losses) in our consolidated statements of income. We did not receive distributions from CESH during the three months ended March 31, 2025.

W. P. Carey 3/31/2026 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)
Note 4. Land, Buildings and Improvements, and Assets Held for Sale

Land, Buildings and Improvements — Net Lease and Other

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Land	$2,892,556	$2,839,757
Buildings and improvements	11,684,358	11,531,634
Real estate under construction	47,552	79,915
Less: Accumulated depreciation	(2,038,626)	(2,026,829)
	$12,585,840	$12,424,477

During the three months ended March 31, 2026, the U.S. dollar strengthened against the euro, resulting in a decrease of $95.8 million in the carrying value of Land, buildings and improvements — net lease and other from December 31, 2025 to March 31, 2026.

During the three months ended March 31, 2026, we reclassified a property classified as Land, buildings and improvements — net lease and other to Net investments in finance leases and loans receivable since we entered into an agreement to sell the property to the tenant. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $6.3 million from December 31, 2025 to March 31, 2026 (Note 5). This property was sold in March 2026.

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $92.7 million and $75.3 million for the three months ended March 31, 2026 and 2025, respectively.

Acquisitions of Real Estate

During the three months ended March 31, 2026, we entered into the following investments, which were deemed to be real estate asset acquisitions (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs
Las Vegas, New Mexico	1	1/13/2026	Retail	$2,195
Arlington Heights, Illinois	1	1/15/2026	Industrial	9,432
Various, Poland (a)	8	1/28/2026; 2/18/2026	Warehouse	201,789
Solon, Ohio	1	1/29/2026	Warehouse	43,387
Various, Canada (a)	14	3/10/2026	Retail	211,883
Bahlingen am Kaiserstuhl, Germany (a)	1	3/10/2026	Industrial	23,621
	26			$492,307
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.

The aggregate purchase price allocation for investments disclosed above is as follows (dollars in thousands):

Total Capitalized Costs
Land	$91,156
Buildings and improvements	328,951
Intangible assets:
In-place lease (weighted-average expected life of 19.4 years)	72,200
$492,307

W. P. Carey 3/31/2026 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)
Real Estate Under Construction — Net Lease and Operating Properties

During the three months ended March 31, 2026, we capitalized real estate under construction totaling $17.3 million. The number of construction projects in progress with balances included in real estate under construction was eight and ten as of March 31, 2026 and December 31, 2025, respectively. Aggregate unfunded commitments totaled approximately $108.0 million and $125.3 million as of March 31, 2026 and December 31, 2025, respectively.

During the three months ended March 31, 2026, we completed the following construction projects (dollars in thousands):

Property Location(s)	Primary Transaction Type	Number of Properties	Property Type	Total Capitalized Costs
Surprise, Arizona	Build-to-Suit	1	Retail	$12,175
Oskarshamn, Sweden (a)	Build-to-Suit	1	Warehouse	18,449
		2		$30,624
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.

Capitalized interest incurred during construction was $0.4 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, which reduces Interest expense in the consolidated statements of income.

Dispositions of Properties

During the three months ended March 31, 2026, we sold six properties, which were classified as Land, buildings and improvements — net lease and other. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $49.2 million from December 31, 2025 to March 31, 2026 (Note 14).

Other Lease-Related Income

2026 — For the three months ended March 31, 2026, other lease-related income on our consolidated statements of income included: (i) lease termination income of $7.8 million and (ii) other lease-related settlements totaling $2.0 million.

2025 — For the three months ended March 31, 2025, other lease-related income on our consolidated statements of income included: (i) lease termination income of $1.7 million and (ii) other lease-related settlements totaling $1.0 million.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Lease income — fixed	$358,003	$314,084
Lease income — variable (a)	44,828	39,684
Total operating lease income	$402,831	$353,768
__________
(a)Includes (i) rent increases based on changes in the U.S. Consumer Price Index (CPI) and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

W. P. Carey 3/31/2026 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)
Land, Buildings and Improvements — Operating Properties

At March 31, 2026, Land, buildings and improvements — operating properties consisted of our investments in four hotels and one student housing property. At December 31, 2025, Land, buildings and improvements — operating properties consisted of our investments in 11 self-storage properties, four hotels, and one student housing property. Below is a summary of our Land, buildings and improvements — operating properties (in thousands):

	March 31, 2026	December 31, 2025
Land	$16,404	$25,665
Buildings and improvements	211,670	260,414
Less: Accumulated depreciation	(51,997)	(59,626)
	$176,077	$226,453

During the three months ended March 31, 2026, the U.S. dollar strengthened against the British pound sterling, resulting in a decrease of $1.6 million in the carrying value of our Land, buildings and improvements — operating properties from December 31, 2025 to March 31, 2026.

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements attributable to operating properties was $1.8 million and $7.0 million for the three months ended March 31, 2026 and 2025, respectively.

Dispositions of Properties

During the three months ended March 31, 2026, we sold our 11 remaining self-storage operating properties, which were classified as Land, buildings and improvements — operating properties. As a result, the carrying value of our Land, buildings and improvements — operating properties decreased by $47.3 million from December 31, 2025 to March 31, 2026 (Note 14).

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	March 31, 2026	December 31, 2025
Land, buildings and improvements — net lease and other	$11,894	$3,741
In-place lease intangible assets and other	7,368	—
Above-market rent intangible assets	1,940	—
Accumulated depreciation and amortization	(10,666)	(414)
Assets held for sale, net	$10,536	$3,327

At both March 31, 2026 and December 31, 2025, we had one property classified as Assets held for sale, net, with an aggregate carrying value of $10.5 million and $3.3 million, respectively. The property held for sale at December 31, 2025 was sold in January 2026.

W. P. Carey 3/31/2026 10-Q – 14

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

Finance Receivables

Net investments in finance leases and loans receivable are summarized as follows (in thousands):

	Maturity Date	March 31, 2026	December 31, 2025
Sale-leaseback transactions accounted for as loans receivable (a)	2038 – 2057	$884,845	$857,931
Net investments in direct financing leases (b)	2026 – 2036	265,228	267,530
Secured loans receivable (c)	2026	38,278	35,783
Net investments in sales-type leases (c)	2057	10,697	10,642
		$1,199,048	$1,171,886
__________
(a)These investments are accounted for as loans receivable in accordance with ASC 310, Receivables and ASC 842, Leases. Maturity dates reflect the current lease maturity dates. Amounts are net of allowance for credit losses of $34.9 million and $35.3 million as of March 31, 2026 and December 31, 2025, respectively.
(b)Amounts are net of allowance for credit losses, as disclosed below under Net Investments in Direct Financing Leases.
(c)These investments are assessed for credit loss allowances but no such allowances were recorded as of March 31, 2026 or December 31, 2025.

During the three months ended March 31, 2026, the U.S. dollar strengthened against the euro, resulting in a $9.2 million decrease in the carrying value of Net investments in finance leases and loans receivable from December 31, 2025 to March 31, 2026.

Income from finance leases and loans receivable is summarized as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Sale-leaseback transactions accounted for as loans receivable	$19,200	$8,867
Net investments in direct financing leases	7,569	7,677
Secured loans receivable	678	607
Net investments in sales-type leases	239	307
	$27,686	$17,458

Loans Receivable

During the three months ended March 31, 2026, we entered into the following sale-leaseback, which was deemed to be a loan receivable in accordance with ASC 310, Receivables and ASC 842, Leases (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Investment
Peebles, Ohio (2 properties) and Hope, Arkansas (1 property)	3	2/6/2026	Industrial	$22,345
	3			$22,345

During the three months ended March 31, 2026 and 2025, we recorded a release of allowance for credit losses of $0.5 million and an allowance for credit losses of $5.4 million, respectively, on our sale-leaseback transactions accounted for as loans receivables due to changes in economic conditions.

W. P. Carey 3/31/2026 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)
In connection with two construction projects, and in accordance with ASC 310, Receivables and ASC 842, Leases, through March 31, 2026 we capitalized land and buildings totaling $44.1 million on a consolidated basis, including $10.0 million during the three months ended March 31, 2026, which is recorded in Net investments in finance leases and loans receivable in our consolidated financial statements.

At March 31, 2026, the following construction loans are accounted for as secured loan receivables for accounting purposes in accordance with the acquisition, development and construction arrangement sub-section of ASC 310, Receivables (in thousands):

Location/Description	Funded Year to Date	Loan Maturity Date (a)	Total Funded as of
			March 31, 2026	December 31, 2025
Las Vegas, Nevada (retail)	$2,254	Dec. 2026	$20,621	$18,367
Las Vegas, Nevada (mixed use)	240	Nov. 2026	17,657	17,417
	$2,494		$38,278	$35,784
__________
(a)The borrowers for these construction loans retain certain loan maturity extension options.

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Lease payments receivable	$138,067	$146,467
Unguaranteed residual value	243,277	244,928
	381,344	391,395
Less: unearned income	(112,576)	(120,120)
Less: allowance for credit losses (a)	(3,540)	(3,745)
	$265,228	$267,530
__________
(a)During the three months ended March 31, 2026 and 2025, we recorded a net release of allowance for credit losses of $0.2 million and a net allowance for credit losses of $3.1 million, respectively, on our net investments in direct financing leases, which was included within Other gains and (losses) in our consolidated statements of income, due to changes in expected economic conditions.

Net Investments in Sales-Type Leases

In January 2026, we reclassified a net-lease property located in Oceanside, California, to net investments in sales-type leases for $11.0 million on our consolidated balance sheets (based on the estimated purchase price) in accordance with ASC 842, Leases, since the property was expected to be sold to the tenant leasing the property, resulting in a lease modification. In connection with this transaction, we reclassified the following amounts to Net investments in finance leases and loans receivable: (i) $8.1 million from Land, buildings and improvements — net lease and other and (ii) $1.8 million from Accumulated depreciation and amortization. We recognized an aggregate Gain on sale of real estate, net, of $4.6 million during the three months ended March 31, 2026 related to this transaction. This property was sold in March 2026. As a result, the carrying value of Net investments in finance leases and loans receivable decreased by $11.0 million (Note 4, Note 14).

Prior to the reclassifications of certain properties to net investments in sales-type leases, earnings from such investments were recognized in Lease revenues in the consolidated financial statements.

W. P. Carey 3/31/2026 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)
Net investments in sales-type leases is summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Lease payments receivable	$38,123	$38,306
Unguaranteed residual value	10,500	10,500
	48,623	48,806
Less: unearned income	(37,926)	(38,164)
	$10,697	$10,642

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both March 31, 2026 and December 31, 2025, no material balances of our finance receivables were past due. There were no material modifications of finance receivables during the three months ended March 31, 2026.

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

A summary of our finance receivables by internal credit quality rating, excluding our allowance for credit losses, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
1 – 3	18	17	$792,568	$762,969
4	8	9	433,640	448,007
5	1	—	11,274	—
			$1,237,482	$1,210,976

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

Net lease intangibles recorded in connection with property acquisitions during the three months ended March 31, 2026 are described in Note 4.

Goodwill decreased by $3.1 million during the three months ended March 31, 2026 due to foreign currency translation adjustments.

W. P. Carey 3/31/2026 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$4,638	$(1,757)	$2,881	$3,996	$(1,578)	$2,418
	4,638	(1,757)	2,881	3,996	(1,578)	2,418
Lease Intangibles:
In-place lease	2,328,176	(984,933)	1,343,243	2,316,097	(993,737)	1,322,360
Above-market rent	658,128	(497,765)	160,363	668,707	(498,138)	170,569
	2,986,304	(1,482,698)	1,503,606	2,984,804	(1,491,875)	1,492,929
Goodwill
Goodwill	983,970	—	983,970	987,071	—	987,071
Total intangible assets	$3,974,912	$(1,484,455)	$2,490,457	$3,975,871	$(1,493,453)	$2,482,418

Finite-Lived Intangible Liabilities
Below-market rent	$(185,103)	$86,774	$(98,329)	$(202,319)	$98,264	$(104,055)
Total intangible liabilities	$(185,103)	$86,774	$(98,329)	$(202,319)	$98,264	$(104,055)

During the three months ended March 31, 2026, the U.S. dollar strengthened against the euro, resulting in a decrease of $10.4 million in the carrying value of our net intangible assets from December 31, 2025 to March 31, 2026.

Net amortization of intangibles, including the effect of foreign currency translation, was $42.7 million and $48.0 million for the three months ended March 31, 2026 and 2025, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of internal-use software development and in-place lease intangibles is included in Depreciation and amortization.

Note 7. Equity Method Investments

Interests in Unconsolidated Real Estate Investments and CESH

We own interests in certain unconsolidated real estate investments with third parties and in CESH. There have been no significant changes in our equity method investment policies from what was disclosed in the 2025 Annual Report.

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

The following table sets forth our ownership interests in our equity method investments and their respective carrying values (dollars in thousands):

		Carrying Value at
Lessee/Fund/Description	Ownership Interest	March 31, 2026	December 31, 2025
Las Vegas Retail Complex (a) (b)	47.50%	$250,587	$250,567
Kesko Senukai (c)	70.00%	34,734	34,732
Harmon Retail Corner (b)	15.00%	23,534	23,641
CESH (d)	2.43%	482	1,238
		$309,337	$310,178
__________

W. P. Carey 3/31/2026 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)
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

We received aggregate distributions of $4.0 million and $9.0 million from our unconsolidated real estate investments for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026 and December 31, 2025, the aggregate unamortized basis differences on our unconsolidated real estate investments were $14.6 million and $15.1 million, respectively.

Las Vegas Retail Complex

On June 10, 2021, we entered into an agreement to fund a construction loan of approximately $261.9 million (as of March 31, 2026) for a retail complex in Las Vegas, Nevada. The loan maturity date is June 30, 2026 and the borrower retains additional one-year extension options. Through March 31, 2026, we funded $250.9 million. The outstanding principal on this loan was $245.9 million as of March 31, 2026.

On February 27, 2025, we exercised our option to purchase a 47.50% ownership interest in the partnership that owns the Las Vegas Retail Complex for $5.0 million. Effective as of that date, we began recognizing our proportionate share of revenues and expenses from this jointly owned investment.

Equity income from this investment (including interest income from the construction loan and our proportionate share of earnings from the 47.50% equity interest) was $3.7 million and $4.3 million for the three months ended March 31, 2026 and 2025, respectively, which was recognized within Earnings from equity method investments in our consolidated statements of income.

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

Derivative Assets and Liabilities — Our derivative assets and liabilities, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, comprise foreign currency collars, interest rate swaps, and interest rate caps (Note 9).

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

W. P. Carey 3/31/2026 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)
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

We recognized non-cash unrealized losses on our investment in shares of Lineage of $10.3 million and $0.1 million during the three months ended March 31, 2026 and 2025, respectively, due to a lower closing share price, which was recorded within Other gains and (losses) in the consolidated financial statements. In addition, during the three months ended March 31, 2026 and 2025, we recognized dividends of $2.9 million and $2.8 million, respectively, from our investment in shares of Lineage, which was recorded within Non-operating income in the consolidated financial statements. The fair value of this investment was $157.2 million and $167.5 million at March 31, 2026 and December 31, 2025, respectively.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the three months ended March 31, 2026 or 2025. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		March 31, 2026		December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2 and 3	$7,415,872	$7,120,986	$6,950,261	$6,788,238
Non-recourse mortgages, net (a) (b) (d)	3	101,074	100,102	140,646	141,311
__________
(a)The carrying value of Senior Unsecured Notes, net (Note 10) includes unamortized deferred financing costs of $36.3 million and $29.3 million at March 31, 2026 and December 31, 2025, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $0.3 million and $0.4 million at March 31, 2026 and December 31, 2025, respectively.
(b)The carrying value of Senior Unsecured Notes, net includes unamortized discount of $40.8 million and $29.8 million at March 31, 2026 and December 31, 2025, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $2.1 million and $2.4 million at March 31, 2026 and December 31, 2025, respectively.
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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility and Unsecured Term Loan due 2029 (Note 10), but excluding finance receivables (Note 5), had fair values that approximated their carrying values at both March 31, 2026 and December 31, 2025.

W. P. Carey 3/31/2026 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)
Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. There have been no significant changes in our impairment policies from what was disclosed in the 2025 Annual Report.

The following tables present information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (classified as Level 3) (in thousands):

	Three Months Ended March 31,
	2026		2025
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$19,491	$40,008	$11,640	$6,854
		$40,008		$6,854

Impairment charges, and their related triggering events and fair value measurements, recognized during the three months ended March 31, 2026, and 2025 were as follows:

Real Estate

The impairment charges described below are reflected within Impairment charges — real estate in our consolidated statements of income.

2026 — During the three months ended March 31, 2026, we recognized impairment charges totaling $18.2 million on four properties in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices, less costs to sell.

Additionally, during the three months ended March 31, 2026, we recognized an impairment charge of $9.0 million on a property due to changes in expected cash flows related to the existing tenant’s lease expiration in 2027, in order to reduce its carrying value to its estimated fair value. The fair value measurement for the property was determined by using the following unobservable inputs:

•Estimated market rent of €1.35 million for ground and mezzanine spaces to be leased approximately two years following the tenant’s lease expiration;
•Terminal capitalization rate of 7.75%; and
•Cash flow discount rate of 10.0%.

In addition, during the three months ended March 31, 2026, we recognized an impairment charge of $6.7 million on a property due to changes in expected cash flows related to the existing tenant’s lease expiration in 2027, in order to reduce its carrying value to its estimated fair value. The fair value measurement for the property was determined by using the following unobservable inputs:

•Estimated rent collection of $2 million;
•Cash flow discount rate of 9.0%;
•Expected land value of $7.9 million; and
•Residual discount rate of 15.0%.

During the three months ended March 31, 2026, we recognized an impairment charge of $6.1 million on a property in order to reduce its carrying value to its estimated fair value, which approximated its estimated selling price, less costs to sell.

2025 — During the three months ended March 31, 2025, we recognized an impairment charge of $6.9 million on one property in order to reduce its carrying value to its estimated fair value, which approximated its estimated selling price. This property was sold in November 2025.

W. P. Carey 3/31/2026 10-Q – 21

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

Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2025 Annual Report. At both March 31, 2026 and December 31, 2025, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Interest rate swaps	Other assets, net	$7,112	$244	$—	$—
Foreign currency collars	Other assets, net	3,052	1,468	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(7,801)	(13,021)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(192)	(4,024)
		10,164	1,712	(7,993)	(17,045)
Derivatives Not Designated as Hedging Instruments
Foreign currency collars	Other assets, net	1,340	133	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(372)	(1,390)
		1,340	133	(372)	(1,390)
Total derivatives		$11,504	$1,845	$(8,365)	$(18,435)

W. P. Carey 3/31/2026 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)
The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (a)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2026	2025
Interest rate swaps	$10,687	$680
Foreign currency collars	6,805	(13,218)
Total	$17,492	$(12,538)

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2026	2025
Interest rate swaps	Interest expense	$(333)	$48
Foreign currency collars	Non-operating income	(167)	3,814
Total		$(500)	$3,862
__________
(a)Excludes net gains of less than $0.1 million recognized on unconsolidated jointly owned investments for both the three months ended March 31, 2026 and 2025.

Amounts reported in Other comprehensive income (loss) related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Non-operating income when the hedged foreign currency contracts are settled. As of March 31, 2026, we estimate that an additional $3.3 million and $(2.8) million of gains (losses) will be reclassified as Interest expense and Non-operating income, respectively, during the next 12 months.

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2026	2025
Interest rate swaps	Interest expense	$331	$(68)
Foreign currency collars	Non-operating income	(38)	(1,255)
Derivatives Not in Cash Flow Hedging Relationships
Foreign currency collars	Other gains and (losses)	2,224	(1,740)
Total		$2,517	$(3,063)

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

W. P. Carey 3/31/2026 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)
The interest rate swaps that our consolidated subsidiaries had outstanding at March 31, 2026 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2026 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	4	529,316	EUR	$5,360
Interest rate swaps	2	270,000	GBP	1,560
				$6,920
__________
(a)Fair value amounts are based on the exchange rate of the euro at March 31, 2026, as applicable.

Foreign Currency Collars

We are exposed to foreign currency exchange rate movements, primarily in the euro and, to a lesser extent, the British pound sterling and certain other currencies. In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency collars. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. Our foreign currency collars have maturities of 58 months or less.

The following table presents the foreign currency collars that we had outstanding at March 31, 2026 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2026
Designated as Cash Flow Hedging Instruments
Foreign currency collars	37	252,000	EUR	$(5,277)
Foreign currency collars	15	18,000	GBP	528
Not Designated as Cash Flow Hedging Instruments
Foreign currency collars	7	58,000	EUR	968
				$(3,781)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2026. At March 31, 2026, our total credit exposure and the maximum exposure to any single counterparty was $6.8 million and $2.7 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At March 31, 2026, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $8.4 million and $18.5 million at March 31, 2026 and December 31, 2025, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at March 31, 2026 or December 31, 2025, we could have been required to settle our obligations under these agreements at their aggregate termination value of $8.4 million and $18.6 million, respectively.

W. P. Carey 3/31/2026 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)
Net Investment Hedges

Certain borrowings under our Senior Unsecured Notes, Unsecured Revolving Credit Facility, and Unsecured Term Loans (all as defined in Note 10) denominated in euro, British pounds sterling, Japanese yen, or Canadian dollars are designated as, and are effective as, economic hedges of our net investments in foreign entities.

Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our designated borrowings under our euro-denominated senior notes and changes in the value of our euro, British pounds sterling, Japanese yen, and Canadian dollar borrowings under our Senior Unsecured Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. Such gains (losses) related to non-derivative net investment hedges were $107.0 million and $(160.5) million for the three months ended March 31, 2026 and 2025, respectively.

Note 10. Debt

Term Loan Agreement

As of both March 31, 2026 and December 31, 2025, we had a €500.0 million term loan (our “Unsecured Term Loan due 2029”). Pursuant to the credit agreement, the Unsecured Term Loan due 2029 borrowing rate at March 31, 2026 was 80 basis points over EURIBOR (as defined below). Certain variable-to-fixed interest rate swaps fix the floating rate component of the per annum interest rate on our Unsecured Term Loan due 2029 at 2.00% through the end of 2027, for a total annual interest rate of approximately 2.80% as of March 31, 2026 (inclusive of the current spread). The Unsecured Term Loan due 2029 is incorporated into the Senior Unsecured Credit Facility, which is described below.

Senior Unsecured Credit Facility

On March 11, 2026, we amended our multi-currency senior unsecured credit facility to (i) replace the €215.0 million term loan due 2028 (the “EUR Term Loan due 2028”), which was repaid in February 2026, with a new C$347.3 million term loan maturing on February 14, 2028 (our “CAD Term Loan due 2028”) of an equivalent notional amount and under the same terms, definitions, and extension options, and (ii) improve pricing on our Unsecured Revolving Credit Facility (as defined below) by five basis points at all levels. As a result, as of March 31, 2026, our senior unsecured credit facility comprises (i) a $2.0 billion unsecured revolving credit facility maturing on February 14, 2029 (our “Unsecured Revolving Credit Facility”), (ii) a £270.0 million term loan maturing on February 14, 2028 (our “GBP Term Loan due 2028”), and (iii) our C$347.3 million CAD Term Loan due 2028.

The GBP Term Loan due 2028 borrowing rate at March 31, 2026 was 80 basis points over SONIA (as defined below). Certain variable-to-fixed interest rate swaps fix the floating rate component of the per annum interest rate on our GBP Term Loan due 2028 at 3.92% through the end of 2027, for a total per annum interest rate of approximately 4.72% as of March 31, 2026 (inclusive of the current spread). The CAD Term Loan due 2028 borrowing rate at March 31, 2026 was 80 basis points over CORRA (as defined below). We have an option to extend each of these term loans by up to an additional year, subject to certain customary conditions. We refer to these term loans collectively as the “Unsecured Term Loans due 2028.” We refer to our Unsecured Term Loan due 2029 and Unsecured Term Loans due 2028 collectively as our “Unsecured Term Loans.” We refer to our Unsecured Revolving Credit Facility and our Unsecured Term Loans collectively as our “Senior Unsecured Credit Facility.”

As of March 31, 2026, the aggregate principal amount (of revolving and term loans) available under the Senior Unsecured Credit Facility was able to be increased up to an amount not to exceed the U.S. dollar equivalent of $4.35 billion, subject to the conditions to increase set forth in our credit agreement.

At March 31, 2026, our Unsecured Revolving Credit Facility had available capacity of approximately $1.9 billion (net of amounts reserved for standby letters of credit totaling $2.3 million). We currently incur an annual facility fee of 0.140% of the total commitment on our Unsecured Revolving Credit Facility based on (i) our credit ratings of BBB+ and Baa1 and (ii) the achievement of certain sustainability key performance indicators (“KPIs”) agreed to under the credit agreement, which is included within Interest expense in our consolidated statements of income.

W. P. Carey 3/31/2026 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)
The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

Senior Unsecured Credit Facility	Interest Rate at March 31, 2026 (a)	Maturity Date at March 31, 2026	Principal Outstanding Balance at
			March 31, 2026	December 31, 2025
Unsecured Term Loans: (b)
Unsecured Term Loan due 2029 — borrowing in euros (c)	2.80%	4/24/2029	$574,900	$587,500
GBP Term Loan due 2028 — borrowing in British pounds sterling (d)	4.72%	2/14/2028	357,521	363,569
CAD Term Loan due 2028 — borrowing in Canadian dollars (e)	CORRA + 0.80%	2/14/2028	249,259	—
EUR Term Loan due 2028 — borrowing in euros (f)	N/A	N/A	—	252,625
			1,181,680	1,203,694
Unsecured Revolving Credit Facility:
Borrowing in British pounds sterling	SONIA + 0.685%	2/14/2029	31,780	41,743
Borrowing in Japanese yen (g)	TIBOR + 0.685%	2/14/2029	15,111	15,383
Borrowing in Canadian dollars (e)	CORRA + 0.685%	2/14/2029	9,328	53,316
Borrowing in euros	EURIBOR + 0.685%	2/14/2029	5,749	66,975
Borrowing in U.S. dollars	N/A	N/A	—	258,000
			61,968	435,417
			$1,243,648	$1,639,111
__________
(a)The applicable interest rate at March 31, 2026 was based on the credit ratings for our Senior Unsecured Notes of BBB+/Baa1, our Leverage Ratio, and the achievement of certain sustainability KPIs.
(b)Balance excludes unamortized discount of $6.5 million and $6.9 million at March 31, 2026 and December 31, 2025, respectively, and unamortized deferred financing costs of $0.4 million at both March 31, 2026 and December 31, 2025.
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
(e)CORRA means Canadian Overnight Repo Rate Average.
(f)The EUR Term Loan due 2028 was repaid in February 2026, as described above.
(g)TIBOR means Tokyo Interbank Offered Rate.

W. P. Carey 3/31/2026 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)
Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $7.5 billion at March 31, 2026 (the “Senior Unsecured Notes”).

On February 24, 2026, we completed an underwritten public offering of €1.0 billion in aggregate principal amount of senior notes, comprising the following tranches: (i) €500 million aggregate principal amount of 3.250% Senior Notes due 2031, at a price of 99.249% of par value and (ii) €500 million aggregate principal amount of 3.750% Senior Notes due 2035, at a price of 98.500% of par value.

Interest on the Senior Unsecured Notes is payable annually or semi-annually in arrears. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 15 to 35 basis points (except for our 3.410% Senior Notes due 2029 and 3.700% Senior Notes due 2032, which are subject to different repayment provisions). The following table presents a summary of our Senior Unsecured Notes outstanding at March 31, 2026 (currency in thousands):

		Principal Amount	Coupon Rate	Maturity Date	Principal Outstanding Balance at
Senior Unsecured Notes, net	Issue Date				March 31, 2026	December 31, 2025
2.250% Senior Notes due 2026 (a)	10/9/2018	€500,000	2.250%	4/9/2026	$—	$587,500
4.250% Senior Notes due 2026	9/12/2016	$350,000	4.250%	10/1/2026	350,000	350,000
2.125% Senior Notes due 2027	3/6/2018	€500,000	2.125%	4/15/2027	574,900	587,500
1.350% Senior Notes due 2028	9/19/2019	€500,000	1.350%	4/15/2028	574,900	587,500
3.850% Senior Notes due 2029	6/14/2019	$325,000	3.850%	7/15/2029	325,000	325,000
3.410% Senior Notes due 2029	9/28/2022	€150,000	3.410%	9/28/2029	172,470	176,250
0.950% Senior Notes due 2030	3/8/2021	€525,000	0.950%	6/1/2030	603,645	616,875
4.650% Senior Notes due 2030	7/10/2025	$400,000	4.650%	7/15/2030	400,000	400,000
2.400% Senior Notes due 2031	10/14/2020	$500,000	2.400%	2/1/2031	500,000	500,000
3.250% Senior Notes due 2031	2/24/2026	€500,000	3.250%	10/2/2031	574,900	—
2.450% Senior Notes due 2032	10/15/2021	$350,000	2.450%	2/1/2032	350,000	350,000
4.250% Senior Notes due 2032	5/16/2024	€650,000	4.250%	7/23/2032	747,370	763,750
3.700% Senior Notes due 2032	9/28/2022	€200,000	3.700%	9/28/2032	229,960	235,000
2.250% Senior Notes due 2033	2/25/2021	$425,000	2.250%	4/1/2033	425,000	425,000
5.375% Senior Notes due 2034	6/28/2024	$400,000	5.375%	6/30/2034	400,000	400,000
3.700% Senior Notes due 2034	11/19/2024	€600,000	3.700%	11/19/2034	689,880	705,000
3.750% Senior Notes due 2035	2/24/2026	€500,000	3.750%	5/10/2035	574,900	—
Total principal outstanding					7,492,925	7,009,375
Unamortized discount					(40,786)	(29,819)
Unamortized deferred financing costs					(36,267)	(29,295)
Total					$7,415,872	$6,950,261
__________
(a)In March 2026, we repaid our €500 million of 2.250% Senior Notes due 2026.

Covenants

The credit agreements for our Senior Unsecured Credit Facility, each of the Senior Unsecured Notes, and certain of our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. There have been no significant changes in our debt covenants from what was disclosed in the 2025 Annual Report. We were in compliance with all of these covenants at March 31, 2026.

Non-Recourse Mortgages

At March 31, 2026, the weighted-average interest rate for our total non-recourse mortgage notes payable was 4.9% (all of which had fixed rates), with maturity dates ranging from June 2026 to February 2033.

W. P. Carey 3/31/2026 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)
Repayments

During the three months ended March 31, 2026, we repaid non-recourse mortgage loans at or close to maturity with an aggregate principal balance of approximately $36.9 million. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 5.5%.

Foreign Currency Exchange Rate Impact

During the three months ended March 31, 2026, the U.S. dollar strengthened against the euro and British pound sterling, resulting in a decrease of $145.9 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2025 to March 31, 2026.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of March 31, 2026 are as follows (in thousands):

Years Ending December 31,	Total
2026 (remainder)	$353,358
2027	585,156
2028	1,256,679
2029	1,146,038
2030	1,004,289
Thereafter through 2035	4,494,554
Total principal payments	8,840,074
Unamortized discount, net	(49,355)
Unamortized deferred financing costs	(36,970)
Total	$8,753,749

Certain amounts in the table above are based on the applicable foreign currency exchange rate at March 31, 2026.

Note 11. Commitments and Contingencies

At March 31, 2026, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. In addition, we capitalize our captive insurance company in accordance with applicable regulatory requirements (Note 3).

Note 12. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2025 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the three months ended March 31, 2026. We recorded stock-based compensation expense of $7.4 million and $9.1 million during the three months ended March 31, 2026 and 2025, respectively, which was included in Stock-based compensation expense in the consolidated financial statements.

W. P. Carey 3/31/2026 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)
Restricted and Conditional Awards

Nonvested restricted share awards (“RSAs”), restricted share units (“RSUs”), and performance share units (“PSUs”) at March 31, 2026 and changes during the three months ended March 31, 2026 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2026	615,908	$64.34	693,820	$88.40
Granted (a)	421,441	69.58	208,661	90.48
Vested (b)	(279,432)	68.56	(121,629)	144.54
Forfeited	(268)	62.17	—	—
Adjustment (c)	—	—	(119,876)	72.66
Nonvested at March 31, 2026 (d)	757,649	$65.70	660,976	$80.94
__________
(a)The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period. To estimate the fair value of PSUs granted during the three months ended March 31, 2026, we used a risk-free interest rate of 3.6%, an expected volatility rate of 20.7%, and assumed a dividend yield of zero.
(b)The grant date fair value of shares vested during the three months ended March 31, 2026 was $36.7 million. Employees and non-employee directors have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At March 31, 2026 and December 31, 2025, we had an obligation to issue 1,491,448 and 1,335,743 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $100.5 million and $80.2 million, respectively.
(c)Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments at March 31, 2026 to reflect the number of shares expected to be issued when the PSUs vest.
(d)At March 31, 2026, total unrecognized compensation expense related to these awards was approximately $73.7 million, with an aggregate weighted-average remaining term of 2.5 years.

Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Net income — basic and diluted	$176,302	$125,824

Weighted-average shares outstanding — basic	220,620,496	220,401,156
Effect of dilutive securities	997,800	319,154
Weighted-average shares outstanding — diluted	221,618,296	220,720,310

For the three months ended March 31, 2026 and 2025, potentially dilutive securities excluded from the computation of diluted earnings per share were insignificant.

W. P. Carey 3/31/2026 10-Q – 29

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

Forward Equity Offering

On February 17, 2026, we entered into an underwriting agreement, as well as certain forward sale agreements, with certain banks acting as underwriters, forward sellers, and/or forward purchasers in connection with an underwritten public offering of 6,000,000 shares of common stock. The underwriters were granted a 30-day option to purchase up to an additional 900,000 shares of common stock at the initial forward sale price, which they fully exercised on February 20, 2026. Therefore, as of the option closing on February 24, 2026, the forward purchasers borrowed from third parties and sold to the underwriters an aggregate of 6,900,000 shares of common stock for gross proceeds of approximately $496.8 million. As a result of this forward construct, we did not receive any proceeds from the sale of such shares at closing.

During the three months ended March 31, 2026, we settled a portion of the equity forwards by physically delivering 3,450,000 shares of common stock to certain forward purchasers for net proceeds of $247.1 million. As of March 31, 2026, 3,450,000 shares remained outstanding under the forward sale agreements, for anticipated net proceeds of approximately $243.9 million. We expect to settle the forward sale agreements in full within 24 months of the offering date via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements, subject to certain conditions. The forward sale price that we will receive upon physical settlement of the agreements will be (i) subject to adjustment on a daily basis based on a floating interest rate factor equal to a specified daily rate less a spread (i.e., if the specified daily rate is less than the spread on any day, the interest rate factor will result in a daily reduction of the applicable forward sale price) and (ii) decreased based on amounts related to expected dividends on shares of our common stock during the term of the forward sale agreements.

We determined that our ATM Forwards and Equity Forwards meet the criteria for equity classification and are therefore exempt from derivative accounting. We recorded the forward sale agreements at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.

Our ATM Forwards and Equity Forwards are presented below (net proceeds in thousands):

	Shares Offered	Outstanding Shares as of March 31, 2026	Proceeds Available at March 31, 2026
ATM Forwards (a)	6,258,496	6,258,496	$409,574
Equity Forwards	6,900,000	3,450,000	243,898
		9,708,496	$653,472
__________
(a)Represents shares sold under our ATM Forwards during the year ended December 31, 2025. We did not settle any of the shares sold and therefore did not receive any proceeds from such sales during the three months ended March 31, 2026.

W. P. Carey 3/31/2026 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)
Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31, 2026
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(15,454)	$(237,892)	$(253,346)
Other comprehensive income before reclassifications	17,090	(5,566)	11,524
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	333	—	333
Non-operating income	167	—	167
Total	500	—	500
Net current period other comprehensive income	17,590	(5,566)	12,024
Net current period other comprehensive income attributable to noncontrolling interests	—	36	36
Ending balance	$2,136	$(243,422)	$(241,286)

	Three Months Ended March 31, 2025
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$20,274	$(270,506)	$(250,232)
Other comprehensive income before reclassifications	(8,611)	12,163	3,552
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(3,814)	—	(3,814)
Interest expense	(48)	—	(48)
Total	(3,862)	—	(3,862)
Net current period other comprehensive loss	(12,473)	12,163	(310)
Net current period other comprehensive loss attributable to noncontrolling interests	—	(189)	(189)
Ending balance	$7,801	$(258,532)	$(250,731)

See Note 9 for additional information on our derivatives activity recognized within Other comprehensive income (loss) for the periods presented.

Dividends Declared

During the first quarter of 2026, our board of directors declared a quarterly dividend of $0.930 per share, which was paid on April 15, 2026 to stockholders of record as of March 31, 2026.

Note 13. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three months ended March 31, 2026 and 2025.

W. P. Carey 3/31/2026 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)
Certain of our subsidiaries have elected taxable REIT subsidiary (“TRS”) status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three months ended March 31, 2026 and 2025.

Current income tax expense was $11.9 million and $12.4 million for the three months ended March 31, 2026 and 2025, respectively. Deferred income tax (expense) benefit was $(2.7) million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively.

Note 14. Property Dispositions

All property dispositions are also discussed in Note 4 and Note 5.

2026 — During the three months ended March 31, 2026, we sold 19 properties for total proceeds, net of selling costs, of $156.7 million and recognized a net gain on these sales totaling $54.1 million (inclusive of income taxes totaling $0.5 million recognized upon sale).

This disposition activity for the three months ended March 31, 2026 includes the sale of our 11 remaining self-storage operating properties for total proceeds, net of selling costs, of $73.0 million, resulting in a net gain on these sales totaling $28.9 million.

2025 — During the three months ended March 31, 2025, we sold nine properties for total proceeds, net of selling costs, of $126.7 million and recognized a net gain on these sales totaling $43.8 million (inclusive of income taxes totaling less than $0.1 million recognized upon sale).

Note 15. Subsequent Events

Acquisitions

In April 2026, we completed three acquisitions totaling approximately $92.0 million. They are as follows:

•$12.7 million for a manufacturing facility in Eden, North Carolina;
•$27.2 million for a healthcare facility in Akron, Ohio; and
•$52.1 million for four industrial facilities in Germany.

Disposition

In April 2026, we sold a property located in Saitama Prefecture (near Tokyo), Japan, for gross proceeds of approximately $28.9 million.

W. P. Carey 3/31/2026 10-Q – 32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. This item also provides our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2025 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Refer to Item 1 of the 2025 Annual Report for a description of our business.

Financial Highlights

During the three months ended March 31, 2026, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•We acquired seven investments totaling $514.7 million (Note 4, Note 5).
•We completed two construction projects totaling $30.6 million (Note 4).
•We funded approximately $2.5 million for construction loans for projects in Las Vegas, Nevada, during the three months ended March 31, 2026 (Note 5, Note 7).

Dispositions

•We disposed of 19 properties for total proceeds, net of selling costs, of $156.7 million, including our 11 remaining self-storage operating properties for total proceeds, net of selling costs, of $73.0 million (Note 14).

Financing and Capital Markets Transactions

•On February 17, 2026, we offered 6,900,000 shares of common stock through our Equity Forwards, for gross proceeds of approximately $496.8 million. During the three months ended March 31, 2026, we settled a portion of our Equity Forwards by delivering 3,450,000 shares of common stock to certain forward purchasers for net proceeds of $247.1 million. As of March 31, 2026, 3,450,000 shares remained outstanding under our Equity Forwards for available proceeds of approximately $243.9 million (Note 12).
•At March 31, 2026, 6,258,496 shares remained outstanding under our ATM Forwards for available proceeds of approximately $409.6 million (Note 12).
•On February 24, 2026, we completed an underwritten public offering of €1.0 billion in aggregate principal amount of senior notes, comprising the following tranches (Note 10):
◦€500 million aggregate principal amount of 3.250% Senior Notes due 2031, at a price of 99.249% of par value; and
◦€500 million aggregate principal amount of 3.750% Senior Notes due 2035, at a price of 98.500% of par value.
•In March 2026, we repaid our €500 million of 2.250% Senior Notes due 2026 (Note 10).
•On March 11, 2026, we amended our Senior Unsecured Credit Facility to replace the €215.0 million EUR Term Loan due 2028, which was repaid in February 2026, with a new C$347.3 million term loan maturing on February 14, 2028 (our “CAD Term Loan due 2028”) of an equivalent notional amount and under the same terms, definitions, and extension options (Note 10).

Dividends to Stockholders

In March 2026, we declared cash dividends totaling $0.930 per share (Note 12).

W. P. Carey 3/31/2026 10-Q – 33

Consolidated Results

(in thousands, except shares)

	Three Months Ended March 31,
	2026	2025
Total revenues	$454,509	$409,858

Net income attributable to W. P. Carey	176,302	125,824

Dividends declared	208,931	196,598

Net cash provided by operating activities (a)	283,236	273,213
Net cash used in investing activities	(462,762)	(173,870)
Net cash provided by (used in) financing activities	210,987	(581,194)

Supplemental financial measures (b):
Adjusted funds from operations attributable to W. P. Carey (AFFO)	288,657	257,820

Diluted weighted-average shares outstanding	221,618,296	220,720,310
__________
(a)Amounts for the three months ended March 31, 2026 and 2025 include $10.2 million and $16.3 million, respectively, of proceeds from the sales of net investments in sales-type leases (Note 5). Such proceeds are included within Net cash provided by operating activities in accordance with ASC 842, Leases.
(b)We consider Adjusted funds from operations (“AFFO”), a supplemental measure that is not defined by GAAP (a “non-GAAP measure”), to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Revenues

Total revenues increased for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to net investment activity and rent escalations, partially offset by lower operating property revenues as a result of self-storage operating property dispositions (Note 14).

Net Income Attributable to W. P. Carey

Net income attributable to W. P. Carey increased for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to higher gains from remeasurement of foreign debt, a lower non-cash allowance for credit loss on finance leases, higher gain on sale of real estate (Note 14), and the accretive impact of net investment activity, partially offset by higher impairment charges (Note 8).

AFFO

AFFO increased for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to the accretive impact of net investment activity, rent escalations, and higher other-leased related income, partially offset by higher interest expense.

W. P. Carey 3/31/2026 10-Q – 34

Portfolio Overview

Our portfolio comprises operationally-critical, commercial real estate assets net leased to tenants located primarily in the United States and Europe. We invest in high-quality single tenant industrial, warehouse, and retail properties subject to long-term net leases with built-in rent escalators. Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our various net-leased jointly owned investments. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

Net-leased Properties	March 31, 2026	December 31, 2025
ABR (in thousands)	$1,583,792	$1,553,312
Number of net-leased properties	1,703	1,682
Number of tenants	374	371
Total square footage (in thousands)	185,333	183,498
Occupancy	98.1%	98.0%
Weighted-average lease term (in years)	12.1	12.0

Operating Properties
Number of operating properties:	5	16
Number of self-storage operating properties (a)	—	11
Number of hotel operating properties	4	4
Number of student housing operating properties	1	1

Number of countries	25	25
Total assets (in thousands)	$18,200,021	$17,990,232
Net investments in real estate (in thousands)	15,614,171	15,469,174

	Three Months Ended March 31,
	2026	2025
Acquisition volume (in millions) (b)	$517.1	$275.1
Construction projects completed (in millions)	30.6	—
Average U.S. dollar/euro exchange rate	1.1703	1.0519
Average U.S. dollar/British pound sterling exchange rate	1.3475	1.2590

_________
(a)During the three months ended March 31, 2026, we sold our 11 remaining self-storage operating properties (Note 14).
(b)Amount for the three months ended March 31, 2025 includes $1.2 million of funding for a construction loan accounted for as an equity investment (Note 7). Amount for the three months ended March 31, 2025 includes $5.0 million to acquire a 47.50% ownership interest in that equity investment (Note 7). Amounts for the three months ended March 31, 2026 and 2025 include $2.5 million and $0.8 million, respectively, of funding for two construction loans accounted for as secured loans receivable (Note 5). Amounts for the three months ended March 31, 2026 and 2025 include $22.3 million and $91.9 million, respectively, of sale-leasebacks classified as loans receivable (Note 5).

W. P. Carey 3/31/2026 10-Q – 35

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at March 31, 2026 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
Extra Space Storage	Net lease self-storage properties in the U.S. leased to publicly traded self-storage REIT	43	$42,578	2.7%	23.4
Apotex (a)	Pharmaceutical R&D and manufacturing properties in the Greater Toronto Area leased to generic drug manufacturer	11	33,448	2.1%	17.0
Life Time Fitness	Health and fitness facilities in the U.S. leased to premium athletic club operator	12	32,450	2.0%	7.6
Metro Italia (b)	Business-to-business retail stores in Italy leased to cash and carry wholesaler	18	28,833	1.8%	5.1
Fortenova (b)	Grocery stores and one warehouse in Croatia leased to European food retailer	19	28,622	1.8%	8.1
OBI (b)	Retail properties in Poland leased to German DIY retailer	26	27,286	1.7%	7.9
Fedrigoni (b)	Industrial and warehouse facilities in Germany, Italy and Spain leased to global manufacturer of premium packaging and labels	16	24,970	1.6%	17.7
TI Automotive (a) (c)	Automotive parts manufacturing properties in the U.S., Canada and Mexico leased to OEM supplier	20	24,675	1.6%	18.9
Eroski (b)	Grocery stores and warehouses in Spain leased to Spanish food retailer	63	24,045	1.5%	10.0
Nord Anglia	K-12 private schools in Orlando, Miami and Houston leased to international day and boarding school operator	3	23,599	1.5%	18.5
		231	$290,506	18.3%	13.7
__________
(a)ABR from these properties is denominated in U.S. dollars.
(b)ABR amounts are subject to fluctuations in foreign currency exchange rates.
(c)Of the 20 properties leased to TI Automotive, nine are located in Canada, six are located in Mexico, and five are located in the United States.

W. P. Carey 3/31/2026 10-Q – 36

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
Midwest
Illinois	$67,369	4.3%	9,582	5.2%
Ohio	49,112	3.1%	8,655	4.7%
Indiana	43,756	2.8%	6,251	3.4%
Michigan	28,083	1.8%	4,487	2.4%
Wisconsin	21,812	1.4%	3,410	1.8%
Other (b)	58,987	3.7%	7,136	3.8%
Total Midwest	269,119	17.1%	39,521	21.3%
South
Texas	94,235	6.0%	11,702	6.3%
Florida	44,655	2.8%	3,633	2.0%
Tennessee	38,694	2.4%	4,476	2.4%
Georgia	25,286	1.6%	3,503	1.9%
Alabama	23,662	1.5%	2,905	1.6%
Other (b)	31,177	2.0%	3,497	1.9%
Total South	257,709	16.3%	29,716	16.1%
East
North Carolina	41,885	2.6%	8,851	4.8%
Kentucky	30,026	1.9%	4,485	2.4%
Pennsylvania	29,250	1.8%	3,385	1.8%
Massachusetts	28,719	1.8%	1,344	0.7%
New Jersey	26,684	1.7%	1,118	0.6%
New York	23,569	1.5%	2,287	1.2%
South Carolina	19,646	1.2%	4,413	2.4%
Other (b)	37,657	2.4%	5,359	2.9%
Total East	237,436	14.9%	31,242	16.8%
West
California	76,957	4.9%	5,316	2.9%
Arizona	25,111	1.6%	2,544	1.4%
Nevada	17,910	1.1%	485	0.3%
Other (b)	68,575	4.3%	6,772	3.6%
Total West	188,553	11.9%	15,117	8.2%
United States Total	952,817	60.2%	115,596	62.4%
International
Poland	78,720	5.0%	10,306	5.6%
Italy	75,328	4.8%	9,941	5.4%
Canada (c)	73,625	4.6%	6,333	3.4%
The Netherlands	68,548	4.3%	6,847	3.7%
United Kingdom	62,027	3.9%	4,848	2.6%
Germany	48,959	3.1%	5,196	2.8%
Spain	42,095	2.7%	4,251	2.3%
Croatia	29,546	1.9%	2,063	1.1%
France	27,943	1.8%	2,149	1.2%
Mexico (d)	27,686	1.7%	4,328	2.3%
Denmark	27,601	1.7%	3,002	1.6%
Other (e)	68,897	4.3%	10,473	5.6%
International Total	630,975	39.8%	69,737	37.6%
Total	$1,583,792	100.0%	185,333	100.0%

W. P. Carey 3/31/2026 10-Q – 37

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$600,185	37.9%	83,882	45.3%
Warehouse	403,038	25.4%	67,016	36.1%
Retail (f)	359,149	22.7%	23,172	12.5%
Other (g)	221,420	14.0%	11,263	6.1%
Total	$1,583,792	100.0%	185,333	100.0%
__________
(a)Includes square footage for any vacant properties.
(b)Other properties within Midwest include assets in Minnesota, Kansas, Iowa, Missouri, Nebraska, South Dakota, and North Dakota. Other properties within South include assets in Arkansas, Louisiana, Oklahoma, and Mississippi. Other properties within East include assets in Virginia, Maryland, Connecticut, West Virginia, New Hampshire, and Maine. Other properties within West include assets in Utah, Oregon, Colorado, Washington, Hawaii, Montana, Idaho, Wyoming, and New Mexico.
(c)$50.4 million (68%) of ABR from properties in Canada is denominated in U.S. dollars, with the balance denominated in Canadian dollars.
(d)All ABR from properties in Mexico is denominated in U.S. dollars.
(e)Includes assets in Lithuania, Slovakia, Belgium, the Czech Republic, Mauritius, Portugal, Sweden, Austria, Latvia, Finland, Japan, Estonia, and Hungary.
(f)Includes automotive dealerships.
(g)Includes ABR from tenants within the following property types: education facility, specialty, self-storage (net lease), laboratory, research and development, hotel (net lease), office, and land.

W. P. Carey 3/31/2026 10-Q – 38

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type (a)	ABR	ABR Percent	Square Footage	Square Footage Percent
Packaged Foods & Meats	$149,854	9.5%	18,625	10.0%
Food Retail	141,049	8.9%	10,266	5.5%
Automotive Retail	95,023	6.0%	7,723	4.2%
Home Improvement Retail	94,344	6.0%	11,796	6.4%
Auto Parts & Equipment	80,983	5.1%	12,052	6.5%
Air Freight & Logistics	64,429	4.1%	9,579	5.2%
Education Services	60,594	3.8%	2,747	1.5%
Pharmaceuticals	48,238	3.0%	3,075	1.7%
Leisure Facilities	44,209	2.8%	1,982	1.1%
Industrial Machinery	43,638	2.8%	5,933	3.2%
Self-Storage REITs	42,578	2.7%	3,170	1.7%
Trading Companies & Distributors	40,929	2.6%	9,076	4.9%
Metal, Glass & Plastic Containers	39,843	2.5%	5,318	2.9%
Building Products	33,630	2.1%	6,850	3.7%
Paper Products	30,855	2.0%	5,540	3.0%
Other Specialty Retail	27,662	1.7%	3,127	1.7%
Specialty Chemicals	24,437	1.5%	4,303	2.3%
Diversified Support Services	23,976	1.5%	1,992	1.1%
Construction Materials	23,629	1.5%	3,781	2.0%
Construction Machinery	21,025	1.3%	2,733	1.5%
Food Distributors	20,712	1.3%	1,552	0.8%
Consumer Staples Merchandise Retail	19,562	1.2%	1,635	0.9%
Commodity Chemicals	17,050	1.1%	2,517	1.3%
Diversified Metals	16,752	1.1%	3,417	1.8%
Hotels & Resorts	16,313	1.0%	1,073	0.6%
Other (61 industries, each <1% ABR) (b)	362,478	22.9%	45,471	24.5%
Total	$1,583,792	100.0%	185,333	100.0%
__________
(a)Industry classification is based on the Global Industry Classification Standard (GICS) framework.
(b)Includes square footage for vacant properties.

W. P. Carey 3/31/2026 10-Q – 39

Lease Expirations
(in thousands, except percentages, number of leases, and number of tenants)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
Remaining 2026	12	12	$28,690	1.8%	3,343	1.8%
2027	39	26	55,547	3.5%	6,036	3.3%
2028	46	28	70,593	4.5%	7,698	4.2%
2029	51	37	64,667	4.1%	7,392	4.0%
2030	32	26	39,994	2.5%	3,793	2.0%
2031	49	31	81,438	5.1%	9,769	5.3%
2032	46	24	56,731	3.6%	7,307	3.9%
2033	35	26	87,972	5.5%	12,001	6.5%
2034	73	28	110,316	7.0%	10,887	5.9%
2035	24	20	77,953	4.9%	8,805	4.7%
2036	46	21	69,715	4.4%	8,083	4.4%
2037	45	22	66,906	4.2%	9,030	4.9%
2038	46	13	27,874	1.8%	2,766	1.5%
2039	100	27	75,528	4.8%	11,372	6.1%
Thereafter (>2039)	319	119	669,868	42.3%	73,487	39.6%
Vacant	—	—	—	—%	3,564	1.9%
Total	963		$1,583,792	100.0%	185,333	100.0%
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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of March 31, 2026. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties and is presented on a pro rata basis.

Results of Operations

We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality, and number of our properties. We focus our efforts on accretive investing and improving portfolio quality through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio.

W. P. Carey 3/31/2026 10-Q – 40

Revenues

The following table presents revenues (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Real Estate Revenues
Lease revenues from:
Existing net-leased properties	$359,791	$343,884	$15,907
Recently acquired net-leased properties	43,569	1,544	42,025
Net-leased properties sold or held for sale	(529)	8,340	(8,869)
Total lease revenues (includes reimbursable tenant costs)	402,831	353,768	49,063
Income from finance leases and loans receivable	27,686	17,458	10,228
Operating property revenues from:
Existing operating properties	10,144	9,722	422
Operating properties sold or reclassified to net-leased properties	1,906	23,372	(21,466)
Total operating property revenues	12,050	33,094	(21,044)
Other lease-related income	10,452	3,121	7,331
Investment Management Revenues
Other advisory income and reimbursements	1,000	1,067	(67)
Asset management revenue	490	1,350	(860)
	$454,509	$409,858	$44,651

Lease Revenues

“Existing net-leased properties” are those that we acquired or placed into service prior to January 1, 2025 and that were not sold or held for sale during the periods presented. For the periods presented, there were 1,379 existing net-leased properties.

For the three months ended March 31, 2026 as compared to the same period in 2025, lease revenues from existing net-leased properties increased due to the following items (in millions):
__________
(a)Primarily comprises write-offs of straight-line rent adjustments.
(b)Includes higher lease revenues of $1.0 million for the three months ended March 31, 2026 as compared to the same period in 2025 from four self-storage operating properties that were converted to net leases during 2025.
(c)Excludes fixed minimum rent increases, which are reflected as straight-line rent adjustments within lease revenues.

W. P. Carey 3/31/2026 10-Q – 41

“Recently acquired net-leased properties” are those that we acquired or placed into service subsequent to December 31, 2024 and that were not sold or held for sale during the periods presented. Since January 1, 2025, we acquired 33 investments (comprising 199 properties) and placed three properties into service.

“Net-leased properties sold or held for sale” include:

•Eight net-leased properties disposed of during the three months ended March 31, 2026;
•one net-leased property classified as held for sale at March 31, 2026; and
•64 net-leased properties disposed of during the year ended December 31, 2025.

Our dispositions are more fully described in Note 14.

Income from Finance Leases and Loans Receivable

For the three months ended March 31, 2026 as compared to the same period in 2025, income from finance leases and loans receivable increased due to the following items (in millions):

Operating Property Revenues

“Existing operating properties” are those that we acquired or placed into service prior to January 1, 2025 and that were not sold, held for sale, or reclassified to net-leased properties during the periods presented. For the periods presented, we recorded operating property revenues from five existing operating properties, comprising four hotel operating properties and one student housing operating property.

“Operating properties sold or reclassified to net-leased properties” include:

•63 self-storage operating properties sold during 2025;
•11 self-storage operating properties sold during the three months ended March 31, 2026;
•four self-storage operating properties that were reclassified to net-leased properties during 2025; and
•one student housing operating property sold during 2025.

W. P. Carey 3/31/2026 10-Q – 42

Other Lease-Related Income

Other lease-related income is described in Note 4.

Other Advisory Income and Reimbursements

Other advisory income and reimbursements comprise fixed administrative fees earned from NLOP (Note 3).

Asset Management Revenue

During the periods presented, we earned asset management revenue from (i) NLOP and (ii) CESH (Note 3). Asset management revenues from NLOP and CESH are expected to decline as assets are sold (CESH sold its last property in the first quarter of 2026).

Operating Expenses

Depreciation and Amortization

For the three months ended March 31, 2026 as compared to the same period in 2025, depreciation and amortization expense increased by $6.6 million, primarily due to accelerated depreciation and amortization at certain properties that were demolished in connection with redevelopment projects and the impact of investment activity, partially offset by the impact of disposition activity.

Impairment Charges — Real Estate

Our impairment charges on real estate are more fully described in Note 8.

Property Expenses, Excluding Reimbursable Tenant Costs

For the three months ended March 31, 2026 as compared to the same period in 2025, property expenses, excluding reimbursable tenant costs, increased by $2.8 million, primarily due to (i) expenses related to tenant vacancies (which resulted in property expenses no longer being reimbursable) and (ii) demolition costs incurred at certain construction projects.

Operating Property Expenses

For the three months ended March 31, 2026 as compared to the same period in 2025, operating property expenses decreased by $7.9 million, primarily due to the disposal of all of our self-storage operating properties during 2025 and 2026, as described above and in Note 14.

Stock-Based Compensation Expense

For the three months ended March 31, 2026 as compared to the same period in 2025, stock-based compensation expense decreased by $1.7 million, primarily due to changes in projected PSU payouts.

Other Income and Expenses, and Provision for Income Taxes

Interest Expense

For the three months ended March 31, 2026 as compared to the same period in 2025, interest expense increased by $9.7 million, primarily due to higher outstanding balances and interest rates on our Senior Unsecured Notes and Unsecured Revolving Credit Facility, partially offset by lower interest rates on our Unsecured Term Loans and the reduction of our mortgage debt outstanding by prepaying or repaying at or close to maturity a total of $302.0 million of non-recourse mortgage loans with a weighted-average interest rate of 4.6% since January 1, 2025 (Note 10).

W. P. Carey 3/31/2026 10-Q – 43

The following table presents certain information about our outstanding debt (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Average outstanding debt balance	$9,337,124	$7,980,685
Weighted-average interest rate	3.1%	3.2%

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gains and losses on (i) the sale of properties that were disposed of, net of taxes, (ii) properties subject to the exercise of a purchase option, or (iii) properties subject to a purchase agreement resulting in a lease modification during the reporting period, as more fully described in Note 4, Note 5 and Note 14.

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

The following table presents other gains and (losses) (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Other Gains and (Losses)
Net realized and unrealized gains (losses) on foreign currency exchange rate movements (a)	$15,542	$(27,935)	$43,477
Non-cash unrealized losses related to a decrease in the fair value of our investment in shares of Lineage Logistics (Note 8)	(10,331)	(71)	(10,260)
Non-cash unrealized gains (losses) on non-hedging derivatives	2,224	(1,740)	3,964
Change in allowance for credit losses on finance receivables (Note 5)	655	(12,331)	12,986
Other	(1,299)	(120)	(1,179)
	$6,791	$(42,197)	$48,988
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

The following table presents non-operating income (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Non-Operating Income
Dividends from our investment in Lineage (Note 8)	$2,873	$2,755	$118
Interest income on our cash deposits	2,036	2,596	(560)
Realized (losses) gains on foreign currency collars (Note 9)	(205)	2,559	(2,764)
	$4,704	$7,910	$(3,206)

W. P. Carey 3/31/2026 10-Q – 44

Earnings from Equity Method Investments

Our equity method investments are more fully described in Note 7. The following table presents earnings from equity method investments (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Earnings from Equity Method Investments
Earnings from Las Vegas Retail Complex	$3,693	$4,301	$(608)
Earnings from Kesko Senukai	678	862	(184)
Earnings from Harmon Retail Center	172	215	(43)
	$4,543	$5,378	$(835)

Provision for Income Taxes

For the three months ended March 31, 2026 as compared to the same period in 2025, provision for income taxes increased by $3.0 million, primarily due to the impact of a deferred tax benefit recognized during the prior year period as a result of an allowance for credit loss recognized on an international property.

Liquidity and Capital Resources

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund dividends to stockholders. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of our equity and debt offerings; the timing of purchases and sales of real estate; the timing of the repayment of mortgage loans, our Senior Unsecured Notes, and our Unsecured Term Loans; the timing of our receipt of lease revenues; the timing and amount of other lease-related payments; the timing of settlement of foreign currency transactions; changes in foreign currency exchange rates; and the timing of distributions from equity method investments. Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term liquidity needs. We may also use existing cash resources, available capacity under our Senior Unsecured Credit Facility, proceeds from term loans or other bank debt, proceeds from dispositions of properties, and the issuance of additional debt or equity securities, such as issuances of common stock through our ATM Program and Equity Forwards (Note 12), in order to meet our short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities increased by $10.0 million during the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to an increase in cash flow generated from net investment activity and scheduled rent increases at existing properties, partially offset by higher interest expense.

Investing Activities — Our investing activities generally comprise real estate-related transactions (purchases and sales) and funding for build-to-suit activities and other capital expenditures on real estate.

Financing Activities — Our financing activities generally comprise borrowings and repayments under our Unsecured Revolving Credit Facility and Unsecured Term Loans, issuances and repayments of the Senior Unsecured Notes, payments of non-recourse mortgage loans, issuances of common equity, and payments of dividends to stockholders. During the three months ended March 31, 2026, we received $247.1 million in net proceeds from the issuance of common stock under our Equity Forwards (Note 12).

W. P. Carey 3/31/2026 10-Q – 45

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	March 31, 2026	December 31, 2025
Carrying Value
Fixed rate:
Senior Unsecured Notes, net (a)	$7,415,872	$6,950,261
Unsecured Term Loans, net subject to interest rate swaps (a)	926,624	944,663
Non-recourse mortgages, net (a) (b)	101,074	140,646
	8,443,570	8,035,570
Variable rate:
Unsecured Term Loans, net (a)	248,211	251,703
Unsecured Revolving Credit Facility	61,968	435,417
	310,179	687,120
	$8,753,749	$8,722,690

Percent of Total Debt
Fixed rate	96%	92%
Variable rate	4%	8%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.2%	3.1%
Variable rate	3.1%	3.4%
Total debt	3.2%	3.1%

__________
(a)Aggregate debt balance includes unamortized discount, net, totaling $49.4 million and $39.2 million as of March 31, 2026 and December 31, 2025, respectively, and unamortized deferred financing costs totaling $37.0 million and $30.1 million as of March 31, 2026 and December 31, 2025, respectively.
(b)Includes non-recourse mortgages subject to variable-to-fixed interest rate swaps totaling $33.6 million and $46.0 million as of March 31, 2026 and December 31, 2025, respectively.

Cash Resources

At March 31, 2026, our cash resources consisted of the following:

•cash and cash equivalents totaling $239.3 million. Of this amount, $137.8 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•our Unsecured Revolving Credit Facility, with available capacity of approximately $1.9 billion (net of amounts reserved for standby letters of credit totaling $2.3 million);
•available proceeds under our ATM Forwards of approximately $409.6 million (Note 12);
•available proceeds under our Equity Forwards of approximately $243.9 million (Note 12); and
•unleveraged properties that had an aggregate asset carrying value of approximately $15.4 billion at March 31, 2026, although there can be no assurance that we would be able to obtain financing for these properties.

We may also access the capital markets through additional debt (denominated in both U.S. dollars and euros) and equity offerings, as well as term loans and other bank debt.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

W. P. Carey 3/31/2026 10-Q – 46

Cash Requirements and Liquidity

As of March 31, 2026, we had (i) $239.3 million of cash and cash equivalents, (ii) approximately $1.9 billion of available capacity under our Unsecured Revolving Credit Facility (net of amounts reserved for standby letters of credit totaling $2.3 million), (iii) available proceeds under our ATM Forwards of approximately $409.6 million (Note 12), and (iv) available proceeds under our Equity Forwards of approximately $243.9 million (Note 12). As of March 31, 2026, scheduled debt principal payments total $353.4 million during the remainder of 2026 and $585.2 million during 2027 (Note 10).

During the next 12 months following March 31, 2026 and thereafter, we expect that our significant cash requirements will include:

•paying dividends to our stockholders;
•funding acquisitions of new investments (Note 4);
•funding future capital commitments (Note 4) and tenant improvement allowances;
•making scheduled principal and balloon payments on our debt obligations, including $350 million of senior notes due in October 2026 (Note 10);
•making scheduled interest payments on our debt obligations (future interest payments total $1.5 billion, with $256.5 million due during the next 12 months; interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at March 31, 2026); and
•other normal recurring operating expenses.

We expect to fund these cash requirements through cash generated from operations, cash received from dispositions of properties, the use of our cash reserves or unused amounts on our Unsecured Revolving Credit Facility (as described above), proceeds from term loans or other bank debt, issuances and settlements of common stock through our ATM Program (Note 12), and potential issuances of additional debt or equity securities.

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

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at March 31, 2026.

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

W. P. Carey 3/31/2026 10-Q – 47

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

W. P. Carey 3/31/2026 10-Q – 48

FFO and AFFO were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income attributable to W. P. Carey	$176,302	$125,824
Adjustments:
Depreciation and amortization of real property	135,480	128,937
Gain on sale of real estate, net	(54,141)	(43,777)
Impairment charges — real estate	40,008	6,854
Proportionate share of adjustments to earnings from equity method investments (a)	2,263	1,643
Proportionate share of adjustments for noncontrolling interests (b)	(25)	(78)
Total adjustments	123,585	93,579
FFO (as defined by NAREIT) attributable to W. P. Carey	299,887	219,403
Adjustments:
Straight-line and other leasing and financing adjustments	(24,178)	(19,033)
Stock-based compensation	7,441	9,148
Other (gains) and losses (c)	(6,791)	42,197
Amortization of deferred financing costs	5,139	4,782
Tax expense (benefit) — deferred and other	2,727	(782)
Above- and below-market rent intangible lease amortization, net	2,498	1,123
Merger and other expenses	1,180	556
Other amortization and non-cash items	593	560
Proportionate share of adjustments to earnings from equity method investments (a)	213	(86)
Proportionate share of adjustments for noncontrolling interests (b)	(52)	(48)
Total adjustments	(11,230)	38,417
AFFO attributable to W. P. Carey	$288,657	$257,820

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$299,887	$219,403
AFFO attributable to W. P. Carey	$288,657	$257,820
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
(c)Primarily comprises gains and losses on the mark-to-market fair value of equity securities, foreign currency exchange rate movements, changes in the non-cash allowance for credit losses on loans receivable and finance leases, and extinguishment of debt. Includes mark-to-market unrealized losses for our investment in shares of Lineage of $10.3 million during the three months ended March 31, 2026 (Note 8).

While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO and AFFO measures.

W. P. Carey 3/31/2026 10-Q – 49

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

Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2026 (in thousands):

	2026 (Remainder)	2027	2028	2029	2030	Thereafter	Total	Fair Value
Fixed-rate debt (a) (b)	$353,358	$585,156	$1,007,420	$1,084,070	$1,004,289	$4,494,554	$8,528,847	$8,147,712
Variable-rate debt (a)	$—	$—	$249,259	$61,968	$—	$—	$311,227	$310,179
__________
(a)Amounts are based on the exchange rate at March 31, 2026, as applicable.
(b)Amounts include non-recourse mortgages and unsecured term loans subject to variable-to-fixed interest rate swaps. Amounts primarily comprise principal payments for our Senior Unsecured Notes (Note 10).

The estimated fair value of our fixed-rate debt and our variable-rate debt is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at March 31, 2026 would increase or decrease by $2.6 million for our Canadian dollar-denominated debt, $0.3 million for our British pound sterling-denominated debt, $0.2 million for our Japanese yen-denominated debt, and by $0.1 million for our euro-denominated debt for each respective 1% change in annual interest rates.

W. P. Carey 3/31/2026 10-Q – 50

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, British pound sterling, Danish krone, Canadian dollar, Japanese yen, and certain other currencies which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed several offerings of euro-denominated senior notes, and have borrowed under our Senior Unsecured Credit Facility and Unsecured Term Loan due 2029 in foreign currencies, including the euro, British pound sterling, Japanese yen, and Canadian dollar (Note 10). Volatile market conditions arising from certain macroeconomic factors may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprising principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, British pound sterling, or Danish krone and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at March 31, 2026 of $2.5 million, $0.4 million, and $0.3 million, respectively, excluding the impact of our derivative instruments.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is well-diversified, it does contain concentrations in certain areas. There have been no material changes in our concentration of credit risk from what was disclosed in the 2025 Annual Report.

W. P. Carey 3/31/2026 10-Q – 51

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2026 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 3/31/2026 10-Q – 52

PART II — OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
1.1	Forward Confirmation, dated February 17, 2026, by and among W. P. Carey Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed February 19, 2026

1.2	Forward Confirmation, dated February 17, 2026, by and among W. P. Carey Inc. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K filed February 19, 2026

4.1	Thirteenth Supplemental Indenture dated as of February 24, 2026, by and between W. P. Carey Inc., as issuer, and U.S. Bank Trust Company, National Association, as trustee	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed February 24, 2026

4.2	Form of Note representing €500 Million Aggregate Principal Amount of 3.250% Senior Notes due 2031	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 24, 2026

4.3	Form of Note representing €500 Million Aggregate Principal Amount of 3.750% Senior Notes due 2035	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 24, 2026

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

W. P. Carey 3/31/2026 10-Q – 53

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.

Date:	April 29, 2026	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	April 29, 2026	By:	/s/ Brian Zander
Brian Zander
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 3/31/2026 10-Q – 54