Form 10-Q
period 2026-06-30
W. P. Carey Inc.
filed 2026-07-29
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 227,816,879 shares of common stock, $0.001 par value, outstanding at July 24, 2026.

W. P. Carey 6/30/2026 10-Q – 1

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

These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to fluctuating interest rates, the impact of inflation and tariffs on our tenants and us, the effects of pandemics and global outbreaks of contagious diseases, and domestic or geopolitical crises (such as terrorism, military conflict, war or the perception that hostilities may be imminent), political instability or civil unrest, or other conflict, could also have material adverse effects on our business, financial condition, liquidity, results of operations, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report, as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 11, 2026 (the “2025 Annual Report”). Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

W. P. Carey 6/30/2026 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Investments in real estate:
Land, buildings and improvements — net lease and other	$15,222,867	$14,451,306
Land, buildings and improvements — operating properties	181,694	286,079
Net investments in finance leases and loans receivable	1,174,274	1,171,886
In-place lease intangible assets and other	2,581,342	2,466,199
Above-market rent intangible assets	653,281	668,707
Investments in real estate	19,813,458	19,044,177
Accumulated depreciation and amortization	(3,656,944)	(3,578,330)
Assets held for sale, net	10,441	3,327
Net investments in real estate	16,166,955	15,469,174
Equity method investments	279,503	310,178
Cash and cash equivalents	163,538	155,329
Other assets, net	1,042,026	1,068,480
Goodwill	982,611	987,071
Total assets (a)	$18,634,633	$17,990,232
Liabilities and Equity
Debt:
Senior unsecured notes, net	$7,376,851	$6,950,261
Unsecured term loans, net	1,164,524	1,196,366
Unsecured revolving credit facility	116,230	435,417
Non-recourse mortgages, net	194,246	140,646
Debt, net	8,851,851	8,722,690
Accounts payable, accrued expenses and other liabilities	621,068	670,038
Below-market rent intangible liabilities, net	97,192	104,055
Deferred income taxes	157,117	151,820
Dividends payable	218,789	207,487
Total liabilities (a)	9,946,017	9,856,090
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 227,807,251 and 219,145,876 shares, respectively, issued and outstanding	228	219
Additional paid-in capital	12,418,948	11,830,737
Distributions in excess of accumulated earnings	(3,605,214)	(3,539,592)
Deferred compensation obligation	100,172	80,239
Accumulated other comprehensive loss	(241,737)	(253,346)
Total stockholders’ equity	8,672,397	8,118,257
Noncontrolling interests	16,219	15,885
Total equity	8,688,616	8,134,142
Total liabilities and equity	$18,634,633	$17,990,232
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2026 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Real Estate:
Lease revenues	$409,661	$364,195	$812,492	$717,963
Income from finance leases and loans receivable	27,162	20,276	54,848	37,734
Operating property revenues	11,638	34,287	23,688	67,381
Other lease-related income	11,209	9,643	21,661	12,764
	459,670	428,401	912,689	835,842
Investment Management:
Other advisory income and reimbursements	1,000	1,072	2,000	2,139
Asset management revenue	394	1,304	884	2,654
	1,394	2,376	2,884	4,793
	461,064	430,777	915,573	840,635
Operating Expenses
Depreciation and amortization	134,378	120,595	270,561	250,202
Impairment charges — real estate	79,421	4,349	119,429	11,203
General and administrative	25,934	24,150	53,282	51,117
Reimbursable tenant costs	19,472	17,718	39,164	34,810
Property expenses, excluding reimbursable tenant costs	15,206	13,623	29,758	25,329
Stock-based compensation expense	13,909	10,943	21,350	20,091
Operating property expenses	8,603	16,721	17,297	33,265
Merger and other expenses	613	192	1,793	748
	297,536	208,291	552,634	426,765
Other Income and Expenses
Interest expense	(78,979)	(71,795)	(157,439)	(140,599)
Earnings from equity method investments	55,579	6,161	60,122	11,539
Other gains and (losses)	48,558	(148,768)	55,349	(190,965)
Gain on sale of real estate, net	5,819	52,824	59,960	96,601
Non-operating income	4,245	3,495	8,949	11,405
	35,222	(158,083)	26,941	(212,019)
Income before income taxes	198,750	64,403	389,880	201,851
Provision for income taxes	(13,091)	(13,091)	(27,725)	(24,723)
Net Income	185,659	51,312	362,155	177,128
Net income attributable to noncontrolling interests	(270)	(92)	(464)	(84)
Net Income Attributable to W. P. Carey	$185,389	$51,220	$361,691	$177,044

Basic Earnings Per Share	$0.82	$0.23	$1.62	$0.80
Diluted Earnings Per Share	$0.82	$0.23	$1.61	$0.80
Weighted-Average Shares Outstanding
Basic	225,971,719	220,569,259	223,310,890	220,485,859
Diluted	227,215,203	220,874,935	224,609,380	220,913,225

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2026 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income	$185,659	$51,312	$362,155	$177,128
Other Comprehensive (Loss) Income
Unrealized (loss) gain on derivative instruments	(1,265)	(32,155)	16,325	(44,628)
Foreign currency translation adjustments	799	18,349	(4,767)	30,512
	(466)	(13,806)	11,558	(14,116)
Comprehensive Income	185,193	37,506	373,713	163,012

Amounts Attributable to Noncontrolling Interests
Net income	(270)	(92)	(464)	(84)
Foreign currency translation adjustments	15	(213)	51	(402)
Comprehensive income attributable to noncontrolling interests	(255)	(305)	(413)	(486)
Comprehensive Income Attributable to W. P. Carey	$184,938	$37,201	$373,300	$162,526

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2026 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at April 1, 2026	222,738,368	$223	$12,059,559	$(3,574,363)	$100,549	$(241,286)	$8,344,682	$16,011	$8,360,693
Shares issued under forward equity, net	5,066,282	5	344,949				344,954		344,954
Shares issued upon purchases under employee share purchase plan	1,864	—	124				124		124
Shares issued upon delivery of vested restricted share awards	737	—	—				—		—
Amortization of stock-based compensation expense			13,909				13,909		13,909
Delivery of deferred vested shares, net			138		(138)		—		—
Dividends declared ($0.940 per share)			269	(216,240)	(239)		(216,210)		(216,210)
Net income				185,389			185,389	270	185,659
Distributions to noncontrolling interests							—	(18)	(18)
Non-cash adjustment to noncontrolling interests							—	(29)	(29)
Other comprehensive loss:									—
Unrealized loss on derivative instruments						(1,265)	(1,265)		(1,265)
Foreign currency translation adjustments						814	814	(15)	799
Balance at June 30, 2026	227,807,251	$228	$12,418,948	$(3,605,214)	$100,172	$(241,737)	$8,672,397	$16,219	$8,688,616

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at April 1, 2025	218,975,748	$219	$11,792,420	$(3,276,497)	$96,952	$(250,731)	$8,362,363	$4,560	$8,366,923
Shares issued upon delivery of vested restricted share awards	475	—	—				—		—
Shares issued upon purchases under employee share purchase plan	2,685	—	151				151		151
Amortization of stock-based compensation expense			10,943				10,943		10,943
Deferral of vested shares, net			(27)		27		—		—
Dividends declared ($0.900 per share)				(198,817)	23		(198,794)		(198,794)
Net income				51,220			51,220	92	51,312
Contributions from noncontrolling interests (Note 5)							—	4,801	4,801
Non-cash contributions from noncontrolling interests (Note 5)							—	3,872	3,872
Distributions to noncontrolling interests							—	(70)	(70)
Other comprehensive loss:
Unrealized loss on derivative instruments						(32,155)	(32,155)		(32,155)
Foreign currency translation adjustments						18,136	18,136	213	18,349
Balance at June 30, 2025	218,978,908	$219	$11,803,487	$(3,424,094)	$97,002	$(264,750)	$8,211,864	$13,468	$8,225,332

(Continued)

W. P. Carey 6/30/2026 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2026	219,145,876	$219	$11,830,737	$(3,539,592)	$80,239	$(253,346)	$8,118,257	$15,885	$8,134,142
Shares issued under forward equity, net	8,516,282	9	592,005				592,014		592,014
Shares issued upon delivery of vested restricted share awards	143,229	—	(7,507)				(7,507)		(7,507)
Shares issued upon purchases under employee share purchase plan	1,864	—	124				124		124
Amortization of stock-based compensation expense			21,350				21,350		21,350
Deferral of vested shares, net			(18,820)		18,820		—		—
Dividends declared ($1.870 per share)			1,059	(427,313)	1,113		(425,141)		(425,141)
Net income				361,691			361,691	464	362,155
Distributions to noncontrolling interests							—	(50)	(50)
Non-cash adjustment to noncontrolling interests							—	(29)	(29)
Other comprehensive income:
Unrealized gain on derivative instruments						16,325	16,325		16,325
Foreign currency translation adjustments						(4,716)	(4,716)	(51)	(4,767)
Balance at June 30, 2026	227,807,251	$228	$12,418,948	$(3,605,214)	$100,172	$(241,737)	$8,672,397	$16,219	$8,688,616

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2025	218,848,844	$219	$11,805,179	$(3,203,974)	$78,503	$(250,232)	$8,429,695	$4,429	$8,434,124
Shares issued upon delivery of vested restricted share awards	127,379	—	(5,207)				(5,207)		(5,207)
Shares issued upon purchases under employee share purchase plan	2,685	—	151				151		151
Amortization of stock-based compensation expense			20,091				20,091		20,091
Deferral of vested shares, net			(17,213)		17,213		—		—
Dividends declared ($1.790 per share)			486	(397,164)	1,286		(395,392)		(395,392)
Net income				177,044			177,044	84	177,128
Contributions from noncontrolling interests (Note 5)							—	4,801	4,801
Non-cash contributions from noncontrolling interests (Note 5)							—	3,872	3,872
Distributions to noncontrolling interests							—	(120)	(120)
Other comprehensive loss:
Unrealized loss on derivative instruments						(44,628)	(44,628)		(44,628)
Foreign currency translation adjustments						30,110	30,110	402	30,512
Balance at June 30, 2025	218,978,908	$219	$11,803,487	$(3,424,094)	$97,002	$(264,750)	$8,211,864	$13,468	$8,225,332

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2026 10-Q – 7

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows — Operating Activities
Net income	$362,155	$177,128
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	278,050	259,558
Impairment charges — real estate	119,429	11,203
Distributions of earnings from equity method investments	60,365	10,416
Earnings from equity method investments	(60,122)	(11,539)
Gain on sale of real estate, net	(59,960)	(96,601)
Net realized and unrealized (gains) losses on equity securities, foreign currency exchange rate movements, extinguishment of debt, and other	(59,634)	168,823
Straight-line rent adjustments	(37,835)	(37,256)
Stock-based compensation expense	21,350	20,091
Amortization of rent-related intangibles and deferred rental revenue	(7,674)	6,227
Increase in allowance for credit losses	5,697	22,202
Deferred income tax expense	5,000	2,037
Net changes in other operating assets and liabilities	(22,392)	(33,327)
Proceeds from sales of net investments in sales-type leases	11,941	178,234
Net Cash Provided by Operating Activities	616,370	677,196
Cash Flows — Investing Activities
Purchases of real estate	(1,210,921)	(542,216)
Proceeds from sales of real estate	220,779	309,062
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(71,233)	(52,645)
Value added taxes refunded in connection with acquisition of real estate	68,763	32,001
Investments in loans receivable	(55,902)	(268,876)
Value added taxes paid in connection with acquisition of real estate	(51,729)	(16,652)
Return of capital from equity investments	29,428	2,723
Other investing activities, net	(1,879)	2,927
Purchase of equity investment	—	(5,000)
Capital contributions to equity method investments	—	(3,170)
Net Cash Used in Investing Activities	(1,072,694)	(541,846)
Cash Flows — Financing Activities
Repayments of Unsecured Revolving Credit Facility	(2,089,691)	(865,010)
Proceeds from Unsecured Revolving Credit Facility	1,772,588	1,466,069
Proceeds from issuance of Senior Unsecured Notes	1,164,445	—
Proceeds from shares issued under forward equity, net of selling costs	592,013	—
Repayment of Senior Unsecured Notes	(573,800)	(450,000)
Dividends paid	(413,839)	(391,095)
Proceeds from term loans	255,281	86,224
Repayments of term loans	(253,384)	(90,224)
Payments of mortgage principal	(41,157)	(178,858)
Payment of financing costs	(9,294)	(834)
Payments for withholding taxes upon delivery of equity-based awards	(7,506)	(5,207)
Other financing activities, net	2,547	4,002
Distributions to noncontrolling interests	(50)	(120)
Contributions from noncontrolling interests	—	4,801
Net Cash Provided by (Used in) Financing Activities	398,153	(420,252)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(18,349)	20,350
Net decrease in cash and cash equivalents and restricted cash	(76,520)	(264,552)
Cash and cash equivalents and restricted cash, beginning of period	272,392	690,701
Cash and cash equivalents and restricted cash, end of period	$195,872	$426,149
See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2026 10-Q – 8

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

Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Europe, which are leased to companies on a triple-net lease basis. At June 30, 2026, our portfolio comprised our full or partial ownership interests in 1,748 properties, totaling approximately 188 million square feet, substantially all of which were net leased to 384 tenants, with a weighted-average lease term of 12.2 years and an occupancy rate of 98.5%. In addition, at June 30, 2026, our portfolio comprised five operating properties, including four hotels and one student housing property, totaling approximately 0.5 million square feet. During the six months ended June 30, 2026, we sold our 11 remaining self-storage operating properties (Note 14).

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

W. P. Carey 6/30/2026 10-Q – 9

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

At both June 30, 2026 and December 31, 2025, we considered ten entities to be VIEs, of which we consolidated six, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	June 30, 2026	December 31, 2025
Land, buildings and improvements — net lease and other	$31,861	$31,861
Net investments in finance leases and loans receivable	208,583	178,076
In-place lease intangible assets and other	3,620	3,620
Above-market rent intangible assets	1,685	1,685
Accumulated depreciation and amortization	(12,191)	(11,637)
Total assets	240,856	207,985

Total liabilities	$1,124	$946

At both June 30, 2026 and December 31, 2025, our four unconsolidated VIEs included our interests in (i) two unconsolidated real estate investments, which we account for under the equity method of accounting (we do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities), (ii) one unconsolidated investment in equity securities, which we accounted for as an investment in shares of the entity at fair value, and (iii) one construction loan investment, which we accounted for as a secured loan receivable. As of June 30, 2026, and December 31, 2025, the net carrying amount of our investments in these entities was $511.6 million and $477.5 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

Revenue Recognition

There have been no significant changes in our policies for revenue from contracts under ASC 606 from what was disclosed in the 2025 Annual Report. ASC 606 does not apply to our lease revenues, which constitute a majority of our revenues, but primarily applies to (i) revenues generated from our hotel operating properties and (ii) investment management revenues. Revenue from contracts primarily represented hotel operating property revenues of $10.2 million and $10.1 million for the three months ended June 30, 2026 and 2025, respectively, and $18.9 million and $18.3 million for the six months ended June 30, 2026 and 2025, respectively. Investment management revenue from contracts under ASC 606 is discussed in Note 3.

W. P. Carey 6/30/2026 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)
Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$163,538	$155,329
Restricted cash (a)	32,334	117,063
Total cash and cash equivalents and restricted cash	$195,872	$272,392
__________
(a)Restricted cash is included within Other assets, net on our consolidated balance sheets. Amount as of December 31, 2025 included $80.9 million of proceeds from certain dispositions, which were held by an intermediary and were designated for future tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code. There was no such balance as of June 30, 2026.

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

Note 3. Agreements and Transactions with Related Parties

Advisory Agreements with NLOP and CESH

We currently have advisory arrangements with Net Lease Office Properties (“NLOP”), pursuant to which we earn fees and are entitled to receive reimbursement for certain administrative expenses. Carey European Student Housing Fund I, L.P. (“CESH”) sold its last property during the first quarter of 2026 (and was dissolved in May 2026), after which it ceased paying asset management fees and other reimbursable costs to us pursuant to certain advisory agreements.

The following tables present a summary of revenue earned and reimbursable costs received/accrued from NLOP and CESH for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Administrative reimbursements (a) (b)	$1,000	$1,000	$2,000	$2,000
Asset management revenue (a) (c)	394	1,304	884	2,654
Reimbursable costs from affiliates (a) (b)	—	72	—	139
	$1,394	$2,376	$2,884	$4,793

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NLOP	$1,394	$2,209	$2,875	$4,469
CESH	—	167	9	324
	$1,394	$2,376	$2,884	$4,793
__________
(a)Amounts represent revenues from contracts under ASC 606.
(b)Included within Other advisory income and reimbursements in the consolidated statements of income.
(c)Included within Asset management revenue in the consolidated statements of income.

W. P. Carey 6/30/2026 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)
The following table presents a summary of amounts due from affiliates, which are included within Other assets, net in the consolidated financial statements (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable	$524	$535
Asset management fees receivable	155	391
Reimbursable costs	—	70
	$679	$996

Asset Management Revenue

Under the advisory agreement with NLOP, we earn an asset management fee, paid in cash, which was initially set at an annual amount of $7.5 million and is being reduced proportionately following the disposition of each portfolio property.

Administrative Reimbursements

Under the advisory agreement with NLOP, we earn a base administrative amount of approximately $4.0 million annually, for certain administrative services, including day-to-day management services, investor relations, accounting, tax, legal, and other administrative matters, paid in cash. In May 2026, a reduction in the base administrative reimbursement paid by NLOP to us was agreed upon; effective July 1, 2026, the reimbursement is $2.0 million annually instead of $4.0 million annually.

Other Transactions with Affiliates and Related Parties

Captive Insurance Company

In March 2025, we formed a wholly owned captive insurance company, which commenced operations in May 2025 and insures a portion of the North American real property portfolios of each of NLOP and us. Our captive insurance company does not have a material impact on our consolidated financial statements.

Other

At June 30, 2026, we owned interests in eight jointly owned investments in real estate, with the remaining interests held by third parties. We consolidate five such investments and account for the remaining three investments under the equity method of accounting (Note 7). In addition, we owned limited partnership units of CESH prior to its dissolution in May 2026. We elected to account for our investment in CESH under the fair value option (Note 7). We received a distribution from CESH of $0.5 million during the six months ended June 30, 2026, which is included in Other gains and (losses) in our consolidated statements of income. We did not receive distributions from CESH during the six months ended June 30, 2025.

Note 4. Land, Buildings and Improvements, and Assets Held for Sale

Land, Buildings and Improvements — Net Lease and Other

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	June 30, 2026	December 31, 2025
Land	$3,197,296	$2,839,757
Buildings and improvements	11,982,742	11,531,634
Real estate under construction	42,829	79,915
Less: Accumulated depreciation	(2,097,308)	(2,026,829)
	$13,125,559	$12,424,477

As a result of foreign currency exchange rate fluctuations during the six months ended June 30, 2026 (primarily the U.S. dollar strengthening against the euro), there was a decrease of $139.4 million in the carrying value of Land, buildings and improvements — net lease and other from December 31, 2025 to June 30, 2026.

W. P. Carey 6/30/2026 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

During the six months ended June 30, 2026, we reclassified a property classified as Land, buildings and improvements — net lease and other to Net investments in finance leases and loans receivable since we entered into an agreement to sell the property to the tenant. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $6.3 million from December 31, 2025 to June 30, 2026 (Note 5). This property was sold in March 2026.

During the six months ended June 30, 2026, we reclassified one property with a carrying value of $35.5 million from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other in connection with a change in lease classification due to an extension of the underlying lease (Note 5).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $83.5 million and $77.4 million for the three months ended June 30, 2026 and 2025, respectively, and $176.1 million and $152.7 million for the six months ended June 30, 2026 and 2025, respectively.

Acquisitions of Real Estate

During the six months ended June 30, 2026, we entered into the following investments, which were deemed to be real estate asset acquisitions (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs
Las Vegas, New Mexico	1	1/13/2026	Retail	$2,195
Arlington Heights, Illinois	1	1/15/2026	Industrial	9,432
Various, Poland (a)	8	1/28/2026; 2/18/2026	Warehouse	201,789
Solon, Ohio	1	1/29/2026	Warehouse	43,387
Various, Canada (a)	14	3/10/2026	Retail	211,883
Bahlingen am Kaiserstuhl, Germany (a)	1	3/10/2026	Industrial	23,621
Eden, North Carolina	1	4/2/2026	Industrial	12,729
Akron, Ohio	1	4/27/2026	Specialty (Healthcare)	27,165
Various, Germany (a)	4	4/29/2026	Industrial	51,842
Various, United States (b)	43	5/8/2026	Industrial	400,188
Various, Lithuania (12 properties), Latvia (4 properties), and Estonia (3 properties) (a) (c)	19	5/20/2026	Retail; Warehouse	206,591
Murcia, Spain (a) (d)	2	5/26/2026	Warehouse	33,926
Bloomfield, New Mexico	2	6/9/2026	Retail	3,766
Tulsa, Oklahoma	1	6/30/2026	Warehouse	74,710
	99			$1,303,224
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.
(b)This investment includes properties located across 24 U.S. states.
(c)We acquired these properties from a jointly owned investment in which we own a 70% interest and account for as an equity method investment (Note 7). In connection with this acquisition, we assumed a non-recourse mortgage loan encumbering the properties with an outstanding principal balance of $97.8 million (Note 7, Note 10)
(d)We entered into a purchase agreement to acquire an additional industrial facility leased to this tenant for $37.5 million, which is expected to be completed in 2027.

W. P. Carey 6/30/2026 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)
The aggregate purchase price allocation for investments disclosed above is as follows (dollars in thousands):

Total Capitalized Costs
Land	$421,871
Buildings and improvements	665,535
Intangible assets:
In-place lease (weighted-average expected life of 16.3 years)	210,068
Above-market rent (expected life of 12.1 years)	114
Below-market rent (expected life of 12.4 years)	(2,017)
Right-of-use assets:
Land lease right-of-use assets	335
Below-market ground lease intangibles (weighted-average expected life of 39.7 years)	7,653
Right-of-use liabilities:
Land lease right-of-use liabilities	(335)
$1,303,224

Real Estate Under Construction — Net Lease and Operating Properties

During the six months ended June 30, 2026, we capitalized real estate under construction totaling $48.3 million. The number of construction projects in progress with balances included in real estate under construction was seven and ten as of June 30, 2026 and December 31, 2025, respectively. Aggregate unfunded commitments totaled approximately $90.0 million and $125.3 million as of June 30, 2026 and December 31, 2025, respectively.

During the six months ended June 30, 2026, we completed the following construction projects (dollars in thousands):

Property Location(s)	Primary Transaction Type	Number of Properties	Property Type	Total Capitalized Costs
Surprise, Arizona	Build-to-Suit	1	Retail	$12,175
Oskarshamn, Sweden (a)	Build-to-Suit	1	Warehouse	18,449
Billings, Montana	Build-to-Suit	1	Education (Medical School)	25,825
Overland Park, Kansas	Expansion	1	Specialty (Healthcare)	9,922
		4		$66,371
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.

During the six months ended June 30, 2026, we committed to fund one construction project for approximately $13.3 million. We currently expect to complete this project in 2027.

Capitalized interest incurred during construction was $0.3 million for both the three months ended June 30, 2026 and 2025, and $0.8 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively, which reduces Interest expense in the consolidated statements of income.

Dispositions of Properties

During the six months ended June 30, 2026, we sold 14 properties, which were classified as Land, buildings and improvements — net lease and other. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $115.9 million from December 31, 2025 to June 30, 2026 (Note 14).

W. P. Carey 6/30/2026 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)
Other Lease-Related Income

2026 — For the three and six months ended June 30, 2026, other lease-related income on our consolidated statements of income included: (i) lease termination income of $7.1 million and $15.0 million, respectively, and (ii) other lease-related settlements totaling $3.6 million and $5.6 million, respectively.

2025 — For the three and six months ended June 30, 2025, other lease-related income on our consolidated statements of income included: (i) lease termination income of $5.7 million and $7.5 million, respectively, and (ii) other lease-related settlements totaling $3.4 million and $4.4 million, respectively.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease income — fixed	$363,146	$322,188	$721,149	$636,272
Lease income — variable (a)	46,515	42,007	91,343	81,691
Total operating lease income	$409,661	$364,195	$812,492	$717,963
__________
(a)Includes (i) rent increases based on changes in the U.S. Consumer Price Index (CPI) and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

Land, Buildings and Improvements — Operating Properties

At June 30, 2026, Land, buildings and improvements — operating properties consisted of our investments in four hotels and one student housing property. At December 31, 2025, Land, buildings and improvements — operating properties consisted of our investments in 11 self-storage properties, four hotels, and one student housing property. Below is a summary of our Land, buildings and improvements — operating properties (in thousands):

	June 30, 2026	December 31, 2025
Land	$16,405	$25,665
Buildings and improvements	165,289	260,414
Less: Accumulated depreciation	(53,426)	(59,626)
	$128,268	$226,453

During the six months ended June 30, 2026, we recognized an impairment charge on our student housing operating property, which reduced the carrying value of (i) Land, buildings and improvements — operating properties by $46.7 million and (ii) In-place lease intangible assets and other by $3.4 million (Note 8). In addition, during the six months ended June 30, 2026, the U.S. dollar strengthened against the British pound sterling, resulting in a decrease of $1.8 million in the carrying value of our Land, buildings and improvements — operating properties from December 31, 2025 to June 30, 2026.

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements attributable to operating properties was $1.5 million and $6.8 million for the three months ended June 30, 2026 and 2025, respectively, and $3.3 million and $13.8 million for the six months ended June 30, 2026 and 2025, respectively.

W. P. Carey 6/30/2026 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)
Dispositions of Properties

During the six months ended June 30, 2026, we sold our 11 remaining self-storage operating properties, which were classified as Land, buildings and improvements — operating properties. As a result, the carrying value of our Land, buildings and improvements — operating properties decreased by $47.3 million from December 31, 2025 to June 30, 2026 (Note 14).

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	June 30, 2026	December 31, 2025
Land, buildings and improvements — net lease and other	$11,787	$3,741
In-place lease intangible assets and other	7,301	—
Above-market rent intangible assets	1,922	—
Accumulated depreciation and amortization	(10,569)	(414)
Assets held for sale, net	$10,441	$3,327

At both June 30, 2026 and December 31, 2025, we had one property classified as Assets held for sale, net, with an aggregate carrying value of $10.4 million and $3.3 million, respectively. The property held for sale at December 31, 2025 was sold in January 2026.

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in finance leases and loans receivable (net of allowance for credit losses). Operating leases are not included in finance receivables.

Finance Receivables

Net investments in finance leases and loans receivable are summarized as follows (in thousands):

	Maturity Date	June 30, 2026	December 31, 2025
Sale-leaseback transactions accounted for as loans receivable (a)	2038 – 2057	$912,431	$857,931
Net investments in direct financing leases (b)	2026 – 2036	212,162	267,530
Secured loans receivable (c)	2026	38,922	35,783
Net investments in sales-type leases (c)	2057	10,759	10,642
		$1,174,274	$1,171,886
__________
(a)These investments are accounted for as loans receivable in accordance with ASC 310, Receivables and ASC 842, Leases. Maturity dates reflect the current lease maturity dates. Amounts are net of allowance for credit losses of $26.4 million and $35.3 million as of June 30, 2026 and December 31, 2025, respectively.
(b)Amounts are net of allowance for credit losses, as disclosed below under Net Investments in Direct Financing Leases.
(c)These investments are assessed for credit loss allowances but no such allowances were recorded as of June 30, 2026 or December 31, 2025.

W. P. Carey 6/30/2026 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)
As a result of foreign currency exchange rate fluctuations during the six months ended June 30, 2026 (primarily the U.S. dollar strengthening against the euro), there was a decrease of $11.2 million in the carrying value of Net investments in finance leases and loans receivable from December 31, 2025 to June 30, 2026.

Income from finance leases and loans receivable is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sale-leaseback transactions accounted for as loans receivable	$19,747	$11,430	$38,947	$20,297
Net investments in direct financing leases	6,443	7,674	14,012	15,351
Secured loans receivable	726	641	1,404	1,248
Net investments in sales-type leases	246	531	485	838
	$27,162	$20,276	$54,848	$37,734

Loans Receivable

During the six months ended June 30, 2026, we entered into the following sale-leaseback, which was deemed to be a loan receivable in accordance with ASC 310, Receivables and ASC 842, Leases (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Investment
Peebles, Ohio (2 properties) and Hope, Arkansas (1 property)	3	2/6/2026	Industrial	$22,345
	3			$22,345

During the six months ended June 30, 2026 and 2025, we recorded a release of allowance for credit losses of $9.0 million and an allowance for credit losses of $14.7 million, respectively, on our sale-leaseback transactions accounted for as loans receivables due to changes in economic conditions.

In connection with two construction projects, and in accordance with ASC 310, Receivables and ASC 842, Leases, through June 30, 2026 we capitalized land and buildings totaling $64.5 million on a consolidated basis, including $30.4 million during the six months ended June 30, 2026, which is recorded in Net investments in finance leases and loans receivable in our consolidated financial statements.

At June 30, 2026, the following construction loans are accounted for as secured loan receivables for accounting purposes in accordance with the acquisition, development and construction arrangement sub-section of ASC 310, Receivables (in thousands):

Location/Description	Funded Year to Date	Loan Maturity Date (a)	Total Funded as of
			June 30, 2026	December 31, 2025
Las Vegas, Nevada (retail)	$2,359	Dec. 2026	$20,726	$18,367
Las Vegas, Nevada (mixed use)	779	Nov. 2026	18,196	17,417
	$3,138		$38,922	$35,784
__________
(a)The borrowers for these construction loans retain certain loan maturity extension options.

W. P. Carey 6/30/2026 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	June 30, 2026	December 31, 2025
Lease payments receivable	$122,007	$146,467
Unguaranteed residual value	190,868	244,928
	312,875	391,395
Less: unearned income	(99,107)	(120,120)
Less: allowance for credit losses (a)	(1,606)	(3,745)
	$212,162	$267,530
__________
(a)During the six months ended June 30, 2026 and 2025, we recorded a net allowance for credit losses of $14.7 million and $3.7 million, respectively, on our net investments in direct financing leases, which was included within Other gains and (losses) in our consolidated statements of income, due to changes in expected economic conditions. In addition, during the six months ended June 30, 2026, we reduced the allowance for credit losses balance by $16.8 million, in connection with the reclassification of a property from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other, as described below.

During the six months ended June 30, 2026, we reclassified one property with a carrying value of $35.5 million from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other in connection with a change in lease classification due to an extension of the underlying lease (Note 4).

Net Investments in Sales-Type Leases

In January 2026, we reclassified a net-lease property located in Oceanside, California, to net investments in sales-type leases for $11.0 million on our consolidated balance sheets (based on the estimated purchase price) in accordance with ASC 842, Leases, since the property was expected to be sold to the tenant leasing the property, resulting in a lease modification. In connection with this transaction, we reclassified the following amounts to Net investments in finance leases and loans receivable: (i) $8.1 million from Land, buildings and improvements — net lease and other and (ii) $1.8 million from Accumulated depreciation and amortization. We recognized an aggregate Gain on sale of real estate, net, of $4.6 million during the six months ended June 30, 2026 related to this transaction. This property was sold in March 2026. As a result, the carrying value of Net investments in finance leases and loans receivable decreased by $11.0 million (Note 4, Note 14).

In May 2026, we reclassified a net-lease property located in Mt. Carmel, Illinois, to net investments in sales-type leases for $2.2 million on our consolidated balance sheets (based on the estimated purchase price) in accordance with ASC 842, Leases, since the property was expected to be sold to the tenant leasing the property, resulting in a lease modification. In connection with this transaction, we reclassified $2.9 million from net investments in direct financing leases, and recognized an aggregate Loss on sale of real estate, net, of $0.5 million during the six months ended June 30, 2026, reflecting a balance of $0.2 million within Accounts payable, accrued expenses and other liabilities for this investment. This property was sold in May 2026. As a result, the carrying value of Net investments in finance leases and loans receivable decreased by $2.2 million (Note 14).

Prior to the reclassifications of certain properties to net investments in sales-type leases, earnings from such investments were recognized in Lease revenues in the consolidated financial statements.

Net investments in sales-type leases is summarized as follows (in thousands):

	June 30, 2026	December 31, 2025
Lease payments receivable	$37,939	$38,306
Unguaranteed residual value	10,500	10,500
	48,439	48,806
Less: unearned income	(37,680)	(38,164)
	$10,759	$10,642

W. P. Carey 6/30/2026 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)
Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both June 30, 2026 and December 31, 2025, no material balances of our finance receivables were past due. Other than the lease extension noted above under Net Investments in Direct Financing Leases, there were no material modifications of finance receivables during the six months ended June 30, 2026.

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

A summary of our finance receivables by internal credit quality rating, excluding our allowance for credit losses, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
1 – 3	16	17	$757,963	$762,969
4	9	9	444,275	448,007
5	—	—	—	—
			$1,202,238	$1,210,976

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

Net lease intangibles recorded in connection with property acquisitions during the six months ended June 30, 2026 are described in Note 4.

Goodwill decreased by $4.5 million during the six months ended June 30, 2026 due to foreign currency translation adjustments.

W. P. Carey 6/30/2026 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)
Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$5,026	$(1,971)	$3,055	$3,996	$(1,578)	$2,418
	5,026	(1,971)	3,055	3,996	(1,578)	2,418
Lease Intangibles:
In-place lease	2,440,459	(1,005,678)	1,434,781	2,316,097	(993,737)	1,322,360
Above-market rent	653,281	(500,532)	152,749	668,707	(498,138)	170,569
	3,093,740	(1,506,210)	1,587,530	2,984,804	(1,491,875)	1,492,929
Goodwill
Goodwill	982,611	—	982,611	987,071	—	987,071
Total intangible assets	$4,081,377	$(1,508,181)	$2,573,196	$3,975,871	$(1,493,453)	$2,482,418

Finite-Lived Intangible Liabilities
Below-market rent	$(186,885)	$89,693	$(97,192)	$(202,319)	$98,264	$(104,055)
Total intangible liabilities	$(186,885)	$89,693	$(97,192)	$(202,319)	$98,264	$(104,055)

As a result of foreign currency exchange rate fluctuations during the six months ended June 30, 2026 (primarily the U.S. dollar strengthening against the euro), there was a decrease of $15.6 million in the carrying value of our net intangible assets from December 31, 2025 to June 30, 2026.

Net amortization of intangibles, including the effect of foreign currency translation, was $51.7 million and $40.2 million for the three months ended June 30, 2026 and 2025, respectively, and $94.5 million and $88.2 million for the six months ended June 30, 2026 and 2025, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of internal-use software development and in-place lease intangibles is included in Depreciation and amortization.

Note 7. Equity Method Investments

Interests in Unconsolidated Real Estate Investments and CESH

We own interests in certain unconsolidated real estate investments with third parties and in CESH (prior to its dissolution in May 2026 (Note 3)). There have been no significant changes in our equity method investment policies from what was disclosed in the 2025 Annual Report.

We own equity interests in properties that are generally leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. The underlying investments are jointly owned with third parties. We account for these investments under the equity method of accounting. We accounted for our interest in CESH under the equity method because, as its advisor, we did not exert control over, but we did have the ability to exercise significant influence over, CESH (Note 3).

W. P. Carey 6/30/2026 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)
The following table sets forth our ownership interests in our equity method investments and their respective carrying values (dollars in thousands):

		Carrying Value at
Lessee/Fund/Description	Ownership Interest	June 30, 2026	December 31, 2025
Las Vegas Retail Complex (a) (b)	47.50%	$250,514	$250,567
Harmon Retail Corner (b)	15.00%	23,338	23,641
Kesko Senukai (c) (d)	70.00%	5,651	34,732
CESH (e)	N/A	—	1,238
		$279,503	$310,178
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
(d)See “Kesko Senukai” below for discussion of this equity method investment.
(e)CESH sold its last property during the first quarter of 2026 (and was dissolved in May 2026). Prior to dissolution, we elected to account for our investment in CESH at fair value by selecting the equity method fair value option available under GAAP.

We received aggregate distributions of $89.3 million and $13.1 million from our unconsolidated real estate investments for the six months ended June 30, 2026 and 2025, respectively (including $81.2 million received from the Kesko Senukai jointly owned investment during the six months ended June 30, 2026, as described below). At June 30, 2026 and December 31, 2025, the aggregate unamortized basis differences on our unconsolidated real estate investments were $15.8 million and $15.1 million, respectively.

Las Vegas Retail Complex

On June 10, 2021, we entered into an agreement to fund a construction loan of approximately $261.9 million (as of June 30, 2026) for a retail complex in Las Vegas, Nevada. The loan bears an interest rate of 6.0% through December 31, 2026, after which it increases to 8.0% through June 30, 2027 (which is the loan maturity date). The borrower retains additional one-year extension options. Through June 30, 2026, we funded $250.9 million. The outstanding principal on this loan was $245.9 million as of June 30, 2026.

On February 27, 2025, we exercised our option to purchase a 47.50% ownership interest in the partnership that owns the Las Vegas Retail Complex for $5.0 million. Effective as of that date, we began recognizing our proportionate share of revenues and expenses from this jointly owned investment.

Equity income from this investment (including interest income from the construction loan and our proportionate share of earnings from the 47.50% equity interest) was $7.4 million and $8.4 million for the six months ended June 30, 2026 and 2025, respectively, which was recognized within Earnings from equity method investments in our consolidated statements of income.

Kesko Senukai

On May 20, 2026, we acquired all of the real estate assets held by the Kesko Senukai jointly owned investment (the “Fund”) for approximately $206.6 million. These real estate assets comprise 19 retail and warehouse properties located in Lithuania, Latvia, and Estonia. The Fund continues to exist as an unconsolidated equity method investment, for which we still retain a 70% ownership interest (which primarily consists of cash and cash equivalents), as reflected in the table above.

In accordance with ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, the sale of assets to us was treated as a disposition for the Fund. As a result, we recognized our $49.9 million proportionate share of the gain on sale of real estate recorded by the Fund during the three and six months ended June 30, 2026, which was included in Earnings from equity method investments in our consolidated statements of income. In addition, we received a distribution of $81.2 million from the Fund during the three and six months ended June 30, 2026, reflecting our proportionate share of net proceeds from the transaction.

W. P. Carey 6/30/2026 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)
We deemed our purchase of the 19-property portfolio to be an asset acquisition, and capitalized the following amounts at acquisition: (i) $152.5 million to Land, buildings and improvements — net lease and other, and (ii) $54.1 million to In-place lease intangible assets and other (comprising $46.7 million of in-place lease intangible assets and $7.4 million of below-market ground lease intangibles) (Note 4). Effective as of the date of acquisition, we began recognizing Lease revenues from these properties.

In connection with this acquisition, we assumed a non-recourse mortgage loan with an aggregate principal balance of $97.8 million and an interest rate of the Euro Interbank Offered Rate (“EURIBOR”) + 2.10%. In conjunction with the assumption of this mortgage loan, we extended the loan maturity date from August 31, 2026 to April 30, 2031 (Note 10).

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

We recognized non-cash unrealized gains (losses) on our investment in shares of Lineage of $41.6 million and $(69.0) million during the three months ended June 30, 2026 and 2025, respectively, and $31.3 million and $(69.1) million during the six months ended June 30, 2026 and 2025, respectively, due to changes in the closing share price, which was recorded within Other gains and (losses) in the consolidated financial statements. In addition, during the six months ended June 30, 2026 and 2025, we recognized dividends of $5.7 million and $5.6 million, respectively, from our investment in shares of Lineage, which was recorded within Non-operating income in the consolidated financial statements. The fair value of this investment was $198.8 million and $167.5 million at June 30, 2026 and December 31, 2025, respectively.

W. P. Carey 6/30/2026 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the six months ended June 30, 2026 or 2025. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		June 30, 2026		December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2 and 3	$7,376,851	$7,194,033	$6,950,261	$6,788,238
Non-recourse mortgages, net (a) (b) (d)	3	194,246	190,880	140,646	141,311
__________
(a)The carrying value of Senior Unsecured Notes, net (Note 10) includes unamortized deferred financing costs of $34.4 million and $29.3 million at June 30, 2026 and December 31, 2025, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $0.3 million and $0.4 million at June 30, 2026 and December 31, 2025, respectively.
(b)The carrying value of Senior Unsecured Notes, net includes unamortized discount of $38.8 million and $29.8 million at June 30, 2026 and December 31, 2025, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $2.0 million and $2.4 million at June 30, 2026 and December 31, 2025, respectively.
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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility and Unsecured Term Loan due 2029 (Note 10), but excluding finance receivables (Note 5), had fair values that approximated their carrying values at both June 30, 2026 and December 31, 2025.

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

The following tables present information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (classified as Level 3) (in thousands):

	Three Months Ended June 30,
	2026		2025
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$72,114	$79,421	$5,391	$4,349
		$79,421		$4,349

W. P. Carey 6/30/2026 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2026		2025
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$91,605	$119,429	$17,031	$11,203
		$119,429		$11,203

Impairment charges, and their related triggering events and fair value measurements, recognized during the three and six months ended June 30, 2026, and 2025 were as follows:

Real Estate

The impairment charges described below are reflected within Impairment charges — real estate in our consolidated statements of income.

2026 — During the three and six months ended June 30, 2026, we recognized impairment charges totaling $79.4 million and $103.7 million on ten and 15 properties, respectively, in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices, less costs to sell.

Additionally, during the six months ended June 30, 2026, we recognized an impairment charge of $9.0 million on a property due to changes in expected cash flows related to the existing tenant’s lease expiration in 2027, in order to reduce its carrying value to its estimated fair value. The fair value measurement for the property was determined by using the following unobservable inputs:

•Estimated market rent of €1.35 million for ground and mezzanine spaces to be leased approximately two years following the tenant’s lease expiration;
•Terminal capitalization rate of 7.75%; and
•Cash flow discount rate of 10.0%.

In addition, during the six months ended June 30, 2026, we recognized an impairment charge of $6.7 million on a property due to changes in expected cash flows related to the existing tenant’s lease expiration in 2027, in order to reduce its carrying value to its estimated fair value. The fair value measurement for the property was determined by using the following unobservable inputs:

•Estimated rent collection of $2 million;
•Cash flow discount rate of 9.0%;
•Expected land value of $7.9 million; and
•Residual discount rate of 15.0%.

2025 — During the three and six months ended June 30, 2025, we recognized impairment charges totaling $4.3 million and $11.2 million on one and two properties, respectively, in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices. These properties were sold in October 2025 and November 2025.

Note 9. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing liabilities, including our Senior Unsecured Credit Facility (Note 10) and unhedged variable-rate non-recourse mortgage loans. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, Senior Unsecured Notes, and other securities, due to changes in interest rates or other market factors. We own investments in North America and Europe, and are subject to risks associated with fluctuating foreign currency exchange rates.

W. P. Carey 6/30/2026 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)
Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2025 Annual Report. At both June 30, 2026 and December 31, 2025, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Interest rate swaps	Other assets, net	$3,714	$244	$—	$—
Foreign currency collars	Other assets, net	2,868	1,468	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(5,414)	(13,021)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(267)	(4,024)
		6,582	1,712	(5,681)	(17,045)
Derivatives Not Designated as Hedging Instruments
Foreign currency collars	Other assets, net	1,792	133	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	—	(1,390)
		1,792	133	—	(1,390)
Total derivatives		$8,374	$1,845	$(5,681)	$(18,435)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (a)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2026	2025	2026	2025
Interest rate swaps	$(3,477)	$(6,401)	$7,210	$(5,721)
Foreign currency collars	2,203	(25,777)	9,008	(38,995)
Total	$(1,274)	$(32,178)	$16,218	$(44,716)

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Interest rate swaps	Interest expense	$(293)	$586	$(626)	$634
Foreign currency collars	Non-operating income	59	2,157	(108)	5,971
Total		$(234)	$2,743	$(734)	$6,605
__________
(a)Excludes net gains of less than $0.1 million recognized on unconsolidated jointly owned investments for both the three months ended June 30, 2026 and 2025, and net gains of $0.1 million for both the six months ended June 30, 2026 and 2025.

W. P. Carey 6/30/2026 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)
Amounts reported in Other comprehensive (loss) income related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Non-operating income when the hedged foreign currency contracts are settled. As of June 30, 2026, we estimate that an additional $2.1 million and $(2.5) million of gains (losses) will be reclassified as Interest expense and Non-operating income, respectively, during the next 12 months.

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Foreign currency collars	Non-operating income	$464	$(2,556)	$426	$(3,811)
Interest rate swaps	Interest expense	293	(606)	624	(674)
Derivatives Not in Cash Flow Hedging Relationships
Foreign currency collars	Other gains and (losses)	825	(3,275)	3,049	(5,015)
Total		$1,582	$(6,437)	$4,099	$(9,500)

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

The interest rate swaps that our consolidated subsidiaries had outstanding at June 30, 2026 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2026 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	4	528,991	EUR	$3,411
Interest rate swaps	2	270,000	GBP	36
				$3,447
__________
(a)Fair value amounts are based on the exchange rate of the euro at June 30, 2026, as applicable.

Foreign Currency Collars

We are exposed to foreign currency exchange rate movements, primarily in the euro and, to a lesser extent, the British pound sterling and certain other currencies. In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency collars. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. Our foreign currency collars have maturities of 51 months or less.

W. P. Carey 6/30/2026 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)
The following table presents the foreign currency collars that we had outstanding at June 30, 2026 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2026
Designated as Cash Flow Hedging Instruments
Foreign currency collars	37	259,000	EUR	$(2,837)
Foreign currency collars	14	16,000	GBP	291
Not Designated as Cash Flow Hedging Instruments
Foreign currency collars	5	41,000	EUR	1,792
				$(754)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2026. At June 30, 2026, our total credit exposure and the maximum exposure to any single counterparty was $5.7 million and $2.5 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At June 30, 2026, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $5.7 million and $18.5 million at June 30, 2026 and December 31, 2025, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at June 30, 2026 or December 31, 2025, we could have been required to settle our obligations under these agreements at their aggregate termination value of $5.7 million and $18.6 million, respectively.

Net Investment Hedges

Certain borrowings under our Senior Unsecured Notes, Unsecured Revolving Credit Facility, and Unsecured Term Loans (all as defined in Note 10) denominated in euro, British pounds sterling, or Canadian dollars are designated as, and are effective as, economic hedges of our net investments in foreign entities.

Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our designated borrowings under our euro-denominated senior notes and changes in the value of our euro, British pounds sterling, and Canadian dollar borrowings under our Senior Unsecured Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. Such gains (losses) related to non-derivative net investment hedges were $43.2 million and $(329.2) million for the three months ended June 30, 2026 and 2025, respectively and $150.2 million and $(489.7) million for the six months ended June 30, 2026 and 2025, respectively.

W. P. Carey 6/30/2026 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)
Note 10. Debt

Term Loan Agreement

As of both June 30, 2026 and December 31, 2025, we had a €500.0 million term loan (our “Unsecured Term Loan due 2029”). Pursuant to the credit agreement, the Unsecured Term Loan due 2029 borrowing rate at June 30, 2026 was 80 basis points over EURIBOR. Certain variable-to-fixed interest rate swaps fix the floating rate component of the per annum interest rate on our Unsecured Term Loan due 2029 at 2.00% through the end of 2027, for a total annual interest rate of approximately 2.80% as of June 30, 2026 (inclusive of the current spread). The Unsecured Term Loan due 2029 is incorporated into the Senior Unsecured Credit Facility, which is described below.

Senior Unsecured Credit Facility

On March 11, 2026, we amended our multi-currency senior unsecured credit facility to (i) replace the €215.0 million term loan due 2028 (the “EUR Term Loan due 2028”), which was repaid in February 2026, with a new C$347.3 million term loan maturing on February 14, 2028 (our “CAD Term Loan due 2028”) of an equivalent notional amount and under the same terms, definitions, and extension options, and (ii) improve pricing on our Unsecured Revolving Credit Facility (as defined below) by five basis points at all levels. As a result, as of June 30, 2026, our senior unsecured credit facility comprises (i) a $2.0 billion unsecured revolving credit facility maturing on February 14, 2029 (our “Unsecured Revolving Credit Facility”), (ii) a £270.0 million term loan maturing on February 14, 2028 (our “GBP Term Loan due 2028”), and (iii) our C$347.3 million CAD Term Loan due 2028.

The GBP Term Loan due 2028 borrowing rate at June 30, 2026 was 80 basis points over SONIA (as defined below). Certain variable-to-fixed interest rate swaps fix the floating rate component of the per annum interest rate on our GBP Term Loan due 2028 at 3.92% through the end of 2027, for a total per annum interest rate of approximately 4.72% as of June 30, 2026 (inclusive of the current spread). The CAD Term Loan due 2028 borrowing rate at June 30, 2026 was 80 basis points over CORRA (as defined below). We have an option to extend each of these term loans by up to an additional year, subject to certain customary conditions. We refer to these term loans collectively as the “Unsecured Term Loans due 2028.” We refer to our Unsecured Term Loan due 2029 and Unsecured Term Loans due 2028 collectively as our “Unsecured Term Loans.” We refer to our Unsecured Revolving Credit Facility and our Unsecured Term Loans collectively as our “Senior Unsecured Credit Facility.”

As of June 30, 2026, the aggregate principal amount (of revolving and term loans) available under the Senior Unsecured Credit Facility was able to be increased up to an amount not to exceed the U.S. dollar equivalent of $4.35 billion, subject to the conditions to increase set forth in our credit agreement.

At June 30, 2026, our Unsecured Revolving Credit Facility had available capacity of approximately $1.9 billion (net of amounts reserved for standby letters of credit totaling $2.1 million). We currently incur an annual facility fee of 0.140% of the total commitment on our Unsecured Revolving Credit Facility based on (i) our credit ratings of BBB+ and Baa1 and (ii) the achievement of certain sustainability key performance indicators (“KPIs”) agreed to under the credit agreement, which is included within Interest expense in our consolidated statements of income.

W. P. Carey 6/30/2026 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)
The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

Senior Unsecured Credit Facility	Interest Rate at June 30, 2026 (a)	Maturity Date at June 30, 2026	Principal Outstanding Balance at
			June 30, 2026	December 31, 2025
Unsecured Term Loans: (b)
Unsecured Term Loan due 2029 — borrowing in euros (c)	2.80%	4/24/2029	$569,700	$587,500
GBP Term Loan due 2028 — borrowing in British pounds sterling (d)	4.72%	2/14/2028	356,980	363,569
CAD Term Loan due 2028 — borrowing in Canadian dollars (e)	CORRA + 0.80%	2/14/2028	243,989	—
EUR Term Loan due 2028 — borrowing in euros (f)	N/A	N/A	—	252,625
			1,170,669	1,203,694
Unsecured Revolving Credit Facility:
Borrowing in U.S. dollars (g)	SOFR + 0.685%	2/14/2029	98,000	258,000
Borrowing in euros	EURIBOR + 0.685%	2/14/2029	18,230	66,975
Borrowing in Canadian dollars	N/A	N/A	—	53,316
Borrowing in British pounds sterling	N/A	N/A	—	41,743
Borrowing in Japanese yen	N/A	N/A	—	15,383
			116,230	435,417
			$1,286,899	$1,639,111
__________
(a)The applicable interest rate at June 30, 2026 was based on the credit ratings for our Senior Unsecured Notes of BBB+/Baa1, our Leverage Ratio, and the achievement of certain sustainability KPIs.
(b)Balance excludes unamortized discount of $5.8 million and $6.9 million at June 30, 2026 and December 31, 2025, respectively, and unamortized deferred financing costs of $0.3 million and $0.4 million at June 30, 2026 and December 31, 2025, respectively.
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
(g)SOFR means Secured Overnight Financing Rate.

W. P. Carey 6/30/2026 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)
Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $7.5 billion at June 30, 2026 (the “Senior Unsecured Notes”).

On February 24, 2026, we completed an underwritten public offering of €1.0 billion in aggregate principal amount of senior notes, comprising the following tranches: (i) €500 million aggregate principal amount of 3.250% Senior Notes due 2031, at a price of 99.249% of par value and (ii) €500 million aggregate principal amount of 3.750% Senior Notes due 2035, at a price of 98.500% of par value.

Interest on the Senior Unsecured Notes is payable annually or semi-annually in arrears. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 15 to 35 basis points (except for our 3.410% Senior Notes due 2029 and 3.700% Senior Notes due 2032, which are subject to different repayment provisions). The following table presents a summary of our Senior Unsecured Notes outstanding at June 30, 2026 (currency in thousands):

		Principal Amount	Coupon Rate	Maturity Date	Principal Outstanding Balance at
Senior Unsecured Notes, net	Issue Date				June 30, 2026	December 31, 2025
2.250% Senior Notes due 2026 (a)	10/9/2018	€500,000	2.250%	4/9/2026	$—	$587,500
4.250% Senior Notes due 2026 (b)	9/12/2016	$350,000	4.250%	10/1/2026	350,000	350,000
2.125% Senior Notes due 2027	3/6/2018	€500,000	2.125%	4/15/2027	569,700	587,500
1.350% Senior Notes due 2028	9/19/2019	€500,000	1.350%	4/15/2028	569,700	587,500
3.850% Senior Notes due 2029	6/14/2019	$325,000	3.850%	7/15/2029	325,000	325,000
3.410% Senior Notes due 2029	9/28/2022	€150,000	3.410%	9/28/2029	170,910	176,250
0.950% Senior Notes due 2030	3/8/2021	€525,000	0.950%	6/1/2030	598,185	616,875
4.650% Senior Notes due 2030	7/10/2025	$400,000	4.650%	7/15/2030	400,000	400,000
2.400% Senior Notes due 2031	10/14/2020	$500,000	2.400%	2/1/2031	500,000	500,000
3.250% Senior Notes due 2031	2/24/2026	€500,000	3.250%	10/2/2031	569,700	—
2.450% Senior Notes due 2032	10/15/2021	$350,000	2.450%	2/1/2032	350,000	350,000
4.250% Senior Notes due 2032	5/16/2024	€650,000	4.250%	7/23/2032	740,610	763,750
3.700% Senior Notes due 2032	9/28/2022	€200,000	3.700%	9/28/2032	227,880	235,000
2.250% Senior Notes due 2033	2/25/2021	$425,000	2.250%	4/1/2033	425,000	425,000
5.375% Senior Notes due 2034	6/28/2024	$400,000	5.375%	6/30/2034	400,000	400,000
3.700% Senior Notes due 2034	11/19/2024	€600,000	3.700%	11/19/2034	683,640	705,000
3.750% Senior Notes due 2035	2/24/2026	€500,000	3.750%	5/10/2035	569,700	—
Total principal outstanding					7,450,025	7,009,375
Unamortized discount					(38,784)	(29,819)
Unamortized deferred financing costs					(34,390)	(29,295)
Total					$7,376,851	$6,950,261
__________
(a)In March 2026, we repaid our €500 million of 2.250% Senior Notes due 2026.
(b)In July 2026, we prepaid our $350 million of 4.250% Senior Notes due 2026 with no associated prepayment costs (Note 15).

On July 2, 2026, we completed an underwritten public offering of $350 million of 5.200% Senior Notes due 2036, at a price of 99.015% of par value. These 5.200% Senior Notes due 2036 have a 10.2-year term and are scheduled to mature on September 15, 2036 (Note 15).

Covenants

The credit agreements for our Senior Unsecured Credit Facility, each of the Senior Unsecured Notes, and certain of our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. There have been no significant changes in our debt covenants from what was disclosed in the 2025 Annual Report. We were in compliance with all of these covenants at June 30, 2026.

W. P. Carey 6/30/2026 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)
Non-Recourse Mortgages

At June 30, 2026, the weighted-average interest rate for our total non-recourse mortgage notes payable was 4.6% (fixed-rate and variable-rate non-recourse mortgage notes payable were 4.9% and 4.3%, respectively), with maturity dates ranging from May 2027 to February 2033.

During the six months ended June 30, 2026, we assumed a non-recourse mortgage loan with an aggregate principal balance of $97.8 million and an interest rate of EURIBOR + 2.10%, in connection with the acquisition of a portfolio of properties from a jointly owned investment in which we own a 70% interest and account for as an equity method investment. In conjunction with the assumption of this mortgage loan, we extended the loan maturity date from August 31, 2026 to April 30, 2031 (Note 4, Note 7).

Repayments

During the six months ended June 30, 2026, we repaid non-recourse mortgage loans at or close to maturity with an aggregate principal balance of approximately $36.9 million. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 5.5%.

Foreign Currency Exchange Rate Impact

As a result of foreign currency exchange rate fluctuations during the six months ended June 30, 2026 (primarily the U.S. dollar strengthening against the euro and British pound sterling), there was a decrease of $202.8 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2025 to June 30, 2026.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of June 30, 2026 are as follows (in thousands):

Years Ending December 31,	Total
2026 (remainder)	$353,581
2027	583,630
2028	1,248,968
2029	1,197,384
2030	1,002,673
Thereafter through 2035	4,547,225
Total principal payments	8,933,461
Unamortized discount, net	(46,587)
Unamortized deferred financing costs	(35,023)
Total	$8,851,851

Certain amounts in the table above are based on the applicable foreign currency exchange rate at June 30, 2026.

Note 11. Commitments and Contingencies

At June 30, 2026, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. In addition, we capitalize our captive insurance company in accordance with applicable regulatory requirements (Note 3).

W. P. Carey 6/30/2026 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)
Note 12. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2025 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the six months ended June 30, 2026. We recorded stock-based compensation expense of $13.9 million and $10.9 million during the three months ended June 30, 2026 and 2025, respectively, and $21.4 million and $20.1 million for the six months ended June 30, 2026 and 2025, respectively which was included in Stock-based compensation expense in the consolidated financial statements.

Restricted and Conditional Awards

Nonvested restricted share awards (“RSAs”), restricted share units (“RSUs”), and performance share units (“PSUs”) at June 30, 2026 and changes during the six months ended June 30, 2026 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2026	615,908	$64.34	693,820	$88.40
Granted (a)	422,584	69.59	208,661	90.48
Vested (b)	(280,070)	68.57	(121,629)	144.54
Forfeited	(268)	62.17	—	—
Adjustment (c)	—	—	(15,842)	68.54
Nonvested at June 30, 2026 (d)	758,154	$65.70	765,010	$78.60
__________
(a)The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period. To estimate the fair value of PSUs granted during the six months ended June 30, 2026, we used a risk-free interest rate of 3.6%, an expected volatility rate of 20.7%, and assumed a dividend yield of zero.
(b)The grant date fair value of shares vested during the six months ended June 30, 2026 was $36.8 million. Employees and non-employee directors have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At June 30, 2026 and December 31, 2025, we had an obligation to issue 1,492,086 and 1,335,743 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $100.2 million and $80.2 million, respectively.
(c)Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments at June 30, 2026 to reflect the number of shares expected to be issued when the PSUs vest.
(d)At June 30, 2026, total unrecognized compensation expense related to these awards was approximately $66.5 million, with an aggregate weighted-average remaining term of 2.3 years.

W. P. Carey 6/30/2026 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)
Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income — basic and diluted	$185,389	$51,220	$361,691	$177,044

Weighted-average shares outstanding — basic	225,971,719	220,569,259	223,310,890	220,485,859
Effect of dilutive securities	1,243,484	305,676	1,298,490	427,366
Weighted-average shares outstanding — diluted	227,215,203	220,874,935	224,609,380	220,913,225

For the three and six months ended June 30, 2026 and 2025, potentially dilutive securities excluded from the computation of diluted earnings per share were insignificant.

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

W. P. Carey 6/30/2026 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)
Our ATM Forwards and Equity Forwards are presented below (net proceeds in thousands):

	Shares Offered	Outstanding Shares as of June 30, 2026	Proceeds Available at June 30, 2026
ATM Forwards	11,530,313	8,964,031	$623,920
Equity Forwards	6,900,000	950,000	66,790
		9,914,031	$690,710

The following table sets forth certain information regarding the settlement of our forward equity during the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares of common stock delivered	5,066,282	—	8,516,282	—
Net proceeds	$344,954	$—	$592,013	$—

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30, 2026
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$2,136	$(243,422)	$(241,286)
Other comprehensive loss before reclassifications	(1,499)	(4,680)	(6,179)
Amounts reclassified from accumulated other comprehensive loss to:
Loss on sale of real estate, net (Note 14)	—	5,479	5,479
Non-operating income	(59)	—	(59)
Interest expense	293	—	293
Total	234	5,479	5,713
Net current period other comprehensive loss	(1,265)	799	(466)
Net current period other comprehensive income attributable to noncontrolling interests	—	15	15
Ending balance	$871	$(242,608)	$(241,737)

	Three Months Ended June 30, 2025
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$7,801	$(258,532)	$(250,731)
Other comprehensive loss before reclassifications	(29,412)	18,349	(11,063)
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(2,157)	—	(2,157)
Interest expense	(586)	—	(586)
Total	(2,743)	—	(2,743)
Net current period other comprehensive loss	(32,155)	18,349	(13,806)
Net current period other comprehensive loss attributable to noncontrolling interests	—	(213)	(213)
Ending balance	$(24,354)	$(240,396)	$(264,750)

W. P. Carey 6/30/2026 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2026
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(15,454)	$(237,892)	$(253,346)
Other comprehensive income before reclassifications	15,591	(10,246)	5,345
Amounts reclassified from accumulated other comprehensive loss to:
Loss on sale of real estate, net (Note 14)	—	5,479	5,479
Interest expense	626	—	626
Non-operating income	108	—	108
Total	734	5,479	6,213
Net current period other comprehensive income	16,325	(4,767)	11,558
Net current period other comprehensive loss attributable to noncontrolling interests	—	51	51
Ending balance	$871	$(242,608)	$(241,737)

	Six Months Ended June 30, 2025
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$20,274	$(270,506)	$(250,232)
Other comprehensive loss before reclassifications	(38,023)	30,512	(7,511)
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(5,971)	—	(5,971)
Interest expense	(634)	—	(634)
Total	(6,605)	—	(6,605)
Net current period other comprehensive loss	(44,628)	30,512	(14,116)
Net current period other comprehensive income attributable to noncontrolling interests	—	(402)	(402)
Ending balance	$(24,354)	$(240,396)	$(264,750)

See Note 9 for additional information on our derivatives activity recognized within Other comprehensive (loss) income for the periods presented.

Dividends Declared

During the second quarter of 2026, our board of directors declared a quarterly dividend of $0.940 per share, which was paid on July 15, 2026 to stockholders of record as of June 30, 2026.

During the six months ended June 30, 2026, we declared dividends totaling $1.870 per share.

Note 13. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and six months ended June 30, 2026 and 2025.

Certain of our subsidiaries have elected taxable REIT subsidiary (“TRS”) status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three and six months ended June 30, 2026 and 2025.

W. P. Carey 6/30/2026 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)
Current income tax expense was $10.8 million and $10.3 million for the three months ended June 30, 2026 and 2025, respectively, and $22.7 million for both the six months ended June 30, 2026 and 2025. Deferred income tax expense was $2.3 million and $2.8 million for the three months ended June 30, 2026 and 2025, respectively, and $5.0 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively.

Note 14. Property Dispositions

All property dispositions are also discussed in Note 4 and Note 5.

2026 — During the three and six months ended June 30, 2026, we sold nine and 28 properties, respectively, for total proceeds, net of selling costs, of $76.0 million and $232.7 million, respectively, and recognized a net gain on these sales totaling $5.8 million and $60.0 million, respectively (inclusive of income taxes totaling $0.5 million and $1.0 million, respectively, recognized upon sale).

This disposition activity for the six months ended June 30, 2026 includes the sale of our 11 remaining self-storage operating properties for total proceeds, net of selling costs, of $73.0 million, resulting in a net gain on these sales totaling $28.7 million.

In connection with the sale of a property in Japan in April 2026, and in accordance with ASC 830-30-40, Foreign Currency Matters, we reclassified an aggregate of $5.5 million of net foreign currency translation losses from Accumulated other comprehensive loss to Gain on sale of real estate, net (as a decrease to Gain on sale of real estate, net), since the sale represented a disposal of our final investment denominated in Japanese yen (Note 12).

2025 — During the three and six months ended June 30, 2025, we sold 46 and 55 properties, respectively, for total proceeds, net of selling costs, of $360.6 million and $487.3 million, respectively, and recognized a net gain on these sales totaling $52.8 million and $96.6 million, respectively (inclusive of income taxes totaling $5.1 million and $5.0 million, respectively, recognized upon sale).

This disposition activity for both the three and six months ended June 30, 2025 includes the sale of ten self-storage operating properties for total proceeds, net of selling costs, of $110.4 million, resulting in a net gain on these sales totaling $13.9 million.

Note 15. Subsequent Events

Issuance of Senior Unsecured Notes

On July 2, 2026, we completed an underwritten public offering of $350 million of 5.200% Senior Notes due 2036, at a price of 99.015% of par value. These 5.200% Senior Notes due 2036 have a 10.2-year term and are scheduled to mature on September 15, 2036 (Note 10).

Prepayment of Senior Unsecured Notes

On July 29, 2026, we prepaid our $350 million of 4.250% Senior Notes due October 2026 with no associated prepayment costs (Note 10).

W. P. Carey 6/30/2026 10-Q – 36

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

Significant Developments

Issuance of Senior Unsecured Notes

On July 2, 2026, we completed an underwritten public offering of $350 million of 5.200% Senior Notes due 2036, at a price of 99.015% of par value. These 5.200% Senior Notes due 2036 have a 10.2-year term and are scheduled to mature on September 15, 2036 (Note 10, Note 15).

Prepayment of Senior Unsecured Notes

On July 29, 2026, we prepaid our $350 million of 4.250% Senior Notes with no associated prepayment costs (Note 10, Note 15).

Financial Highlights

During the six months ended June 30, 2026, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•We acquired 15 investments totaling $1.3 billion (Note 4, Note 5), including a portfolio of 19 properties previously owned by one of our unconsolidated equity method investments (Note 7).
•We completed four construction projects totaling $66.4 million (Note 4).
•We committed to fund one new construction project for approximately $13.3 million. We currently expect to complete this project in 2027 (Note 4).
•We entered into a purchase agreement to acquire one industrial facility located in Noblejas, Spain, for approximately $37.5 million, which is expected to be completed in 2027 (Note 4).
•We funded approximately $3.1 million for construction loans for projects in Las Vegas, Nevada, during the six months ended June 30, 2026 (Note 5).

Dispositions

•We disposed of 28 properties for total proceeds, net of selling costs, of $232.7 million, including our 11 remaining self-storage operating properties for total proceeds, net of selling costs, of $73.0 million (Note 14).

W. P. Carey 6/30/2026 10-Q – 37

Financing and Capital Markets Transactions

•During the six months ended June 30, 2026, we sold 6,900,000 shares of common stock through our Equity Forwards and 5,271,817 shares of common stock through our ATM Forwards, for gross proceeds totaling approximately $496.8 million and $391.8 million, respectively (Note 12).
•During the six months ended June 30, 2026, we settled a portion of our Equity Forwards and ATM Forwards by delivering 5,950,000 and 2,566,282 shares of common stock, respectively, to certain forward purchasers for net proceeds totaling $592.0 million (Note 12).
•As of June 30, 2026, we have 950,000 and 8,964,031 shares outstanding under our Equity Forwards and ATM Forwards, respectively, for available proceeds totaling approximately $690.8 million (Note 12).
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

Dividends to Stockholders

We declared cash dividends totaling $1.870 per share during the six months ended June 30, 2026, comprised of two quarterly dividends per share of $0.940 and $0.930 (Note 12).

Consolidated Results

(in thousands, except shares)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues	$461,064	$430,777	$915,573	$840,635

Net income attributable to W. P. Carey	185,389	51,220	361,691	177,044

Dividends declared	216,210	198,794	425,141	395,392

Net cash provided by operating activities (a)			616,370	677,196
Net cash used in investing activities			(1,072,694)	(541,846)
Net cash provided by (used in) financing activities			398,153	(420,252)

Supplemental financial measures (b):
Adjusted funds from operations attributable to W. P. Carey (AFFO)	305,444	282,670	594,101	540,490

Diluted weighted-average shares outstanding	227,215,203	220,874,935	224,609,380	220,913,225
__________
(a)Amounts for the six months ended June 30, 2026 and 2025 include $11.9 million and $178.2 million, respectively, of proceeds from the sales of net investments in sales-type leases (Note 5). Such proceeds are included within Net cash provided by operating activities in accordance with ASC 842, Leases.

W. P. Carey 6/30/2026 10-Q – 38

(b)We consider Adjusted funds from operations (“AFFO”), a supplemental measure that is not defined by GAAP (a “non-GAAP measure”), to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Revenues

Total revenues increased for the three and six months ended June 30, 2026 as compared to the same periods in 2025, primarily due to net investment activity and rent escalations, partially offset by lower operating property revenues as a result of self-storage operating property dispositions (Note 14).

Net Income Attributable to W. P. Carey

Net income attributable to W. P. Carey increased for the three and six months ended June 30, 2026 as compared to the same periods in 2025, primarily due to non-cash unrealized gains recognized on our investment in shares of Lineage during the current-year periods as compared to losses recognized during the prior-year periods, (Note 8), higher gains from remeasurement of foreign debt, our proportionate share of a gain on sale of real estate recognized by a jointly owned investment during the current year periods (Note 7), and the accretive impact of net investment activity, partially offset by higher impairment charges (Note 8) and lower gain on sale of real estate (Note 14).

AFFO

AFFO increased for the three and six months ended June 30, 2026 as compared to the same periods in 2025, primarily reflecting accretive net investment activity, partly offset by the impact of higher interest rates from debt refinancings on interest expense and the settlement of forward equity.

W. P. Carey 6/30/2026 10-Q – 39

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

Portfolio Summary

Net-leased Properties	June 30, 2026	December 31, 2025
ABR (in thousands)	$1,642,915	$1,553,312
Number of net-leased properties	1,748	1,682
Number of tenants	384	371
Total square footage (in thousands)	188,498	183,498
Occupancy	98.5%	98.0%
Weighted-average lease term (in years)	12.2	12.0

Operating Properties
Number of operating properties:	5	16
Number of self-storage operating properties (a)	—	11
Number of hotel operating properties	4	4
Number of student housing operating properties	1	1

Number of countries (b)	24	25
Total assets (in thousands)	$18,634,633	$17,990,232
Net investments in real estate (in thousands)	16,166,955	15,469,174

	Six Months Ended June 30,
	2026	2025
Acquisition volume (in millions) (c)	$1,328.7	$810.8
Construction projects completed (in millions)	66.4	4.8
Average U.S. dollar/euro exchange rate	1.1665	1.0932
Average U.S. dollar/British pound sterling exchange rate	1.3446	1.2972

_________
(a)During the six months ended June 30, 2026, we sold our 11 remaining self-storage operating properties (Note 14).
(b)We sold our final investment in Japan during the six months ended June 30, 2026 (Note 14).
(c)Amount for the six months ended June 30, 2025 includes $3.2 million of funding for a construction loan accounted for as an equity investment (Note 7). Amount for the six months ended June 30, 2025 includes $5.0 million to acquire a 47.50% ownership interest in that equity investment (Note 7). Amounts for the six months ended June 30, 2026 and 2025 include $3.1 million and $2.0 million, respectively, of funding for two construction loans accounted for as secured loans receivable (Note 5). Amounts for the six months ended June 30, 2026 and 2025 include $22.3 million and $258.0 million, respectively, of sale-leasebacks classified as loans receivable (Note 5).

W. P. Carey 6/30/2026 10-Q – 40

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at June 30, 2026 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
Extra Space Storage	Net lease self-storage properties in the U.S. leased to publicly traded self-storage REIT	43	$42,578	2.6%	23.2
Apotex (a)	Pharmaceutical R&D and manufacturing properties in the Greater Toronto Area leased to generic drug manufacturer	11	34,451	2.1%	16.8
Life Time Fitness	Health and fitness facilities in the U.S. leased to premium athletic club operator	12	32,450	2.0%	7.4
GardenCore	Manufacturing, packaging and industrial outdoor storage (IOS) facilities in the U.S. leased to producer and supplier of mulch and other lawn and garden products	43	29,120	1.8%	19.9
Metro Italia (b)	Business-to-business retail stores in Italy leased to cash and carry wholesaler	18	28,572	1.7%	4.8
Fortenova (b)	Grocery stores and one warehouse in Croatia leased to European food retailer	19	28,363	1.7%	7.8
OBI (b)	Retail properties in Poland leased to German DIY retailer	26	27,052	1.6%	7.7
Kesko Senukai (b)	Distribution facilities and retail properties in Lithuania, Estonia and Latvia leased to European DIY retailer	20	25,501	1.6%	5.7
Fedrigoni (b)	Industrial and warehouse facilities in Germany, Italy and Spain leased to global manufacturer of premium packaging and labels	16	24,744	1.5%	17.4
TI Automotive (a) (c)	Automotive parts manufacturing properties in the U.S., Canada and Mexico leased to OEM supplier	19	24,524	1.5%	18.6
		227	$297,355	18.1%	13.4
__________
(a)ABR from these properties is denominated in U.S. dollars.
(b)ABR amounts are subject to fluctuations in foreign currency exchange rates.
(c)Of the 19 properties leased to TI Automotive, eight are located in Canada, six are located in Mexico, and five are located in the United States.

W. P. Carey 6/30/2026 10-Q – 41

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
South
Texas	$103,599	6.3%	12,031	6.4%
Florida	46,326	2.8%	3,798	2.0%
Tennessee	39,025	2.4%	4,476	2.4%
Georgia	27,605	1.7%	3,635	1.9%
Alabama	24,176	1.5%	2,905	1.5%
Other (b)	41,621	2.5%	4,567	2.4%
Total South	282,352	17.2%	31,412	16.6%
Midwest
Illinois	69,136	4.2%	9,499	5.0%
Ohio	52,567	3.2%	8,837	4.7%
Indiana	43,966	2.7%	6,251	3.3%
Michigan	28,674	1.7%	4,613	2.5%
Wisconsin	20,784	1.3%	3,200	1.7%
Other (b)	61,377	3.7%	7,170	3.8%
Total Midwest	276,504	16.8%	39,570	21.0%
East
North Carolina	44,269	2.7%	9,103	4.8%
Kentucky	30,061	1.8%	4,485	2.4%
Pennsylvania	29,631	1.8%	3,416	1.8%
Massachusetts	29,383	1.8%	1,436	0.8%
New Jersey	26,502	1.6%	1,139	0.6%
New York	24,070	1.5%	2,382	1.3%
South Carolina	20,530	1.2%	4,515	2.4%
Other (b)	42,768	2.6%	5,643	3.0%
Total East	247,214	15.0%	32,119	17.1%
West
California	77,884	4.7%	5,316	2.8%
Arizona	25,331	1.6%	2,544	1.3%
Nevada	18,050	1.1%	485	0.3%
Other (b)	70,496	4.3%	6,599	3.5%
Total West	191,761	11.7%	14,944	7.9%
United States Total	997,831	60.7%	118,045	62.6%
International
Poland	78,056	4.7%	10,306	5.5%
Italy	74,749	4.5%	9,941	5.3%
Canada (c)	73,764	4.5%	6,125	3.2%
The Netherlands	68,502	4.2%	6,847	3.6%
United Kingdom	64,981	4.0%	4,848	2.6%
Germany	54,792	3.3%	5,772	3.1%
Spain	44,919	2.7%	4,677	2.5%
Croatia	29,279	1.8%	2,063	1.1%
Mexico (d)	28,004	1.7%	4,328	2.3%
France	27,659	1.7%	2,149	1.1%
Denmark	27,358	1.7%	3,002	1.6%
Lithuania	19,156	1.2%	2,014	1.1%
Other (e)	53,865	3.3%	8,381	4.4%
International Total	645,084	39.3%	70,453	37.4%
Total	$1,642,915	100.0%	188,498	100.0%

W. P. Carey 6/30/2026 10-Q – 42

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$636,546	38.7%	86,421	45.8%
Warehouse	412,784	25.1%	67,050	35.6%
Retail (f)	365,573	22.3%	23,628	12.5%
Other (g)	228,012	13.9%	11,399	6.1%
Total	$1,642,915	100.0%	188,498	100.0%
__________
(a)Includes square footage for any vacant properties.
(b)Other properties within South include assets in Arkansas, Louisiana, Oklahoma, and Mississippi. Other properties within Midwest include assets in Kansas, Minnesota, Iowa, Missouri, Nebraska, South Dakota, and North Dakota. Other properties within East include assets in Virginia, Maryland, West Virginia, Connecticut, New Hampshire, and Maine. Other properties within West include assets in Utah, Oregon, Colorado, Montana, Hawaii, Idaho, Washington, Wyoming, and New Mexico.
(c)$50.9 million (69%) of ABR from properties in Canada is denominated in U.S. dollars, with the balance denominated in Canadian dollars.
(d)All ABR from properties in Mexico is denominated in U.S. dollars.
(e)Includes assets in Slovakia, Belgium, the Czech Republic, Mauritius, Portugal, Latvia, Sweden, Austria, Estonia, Finland, and Hungary.
(f)Includes automotive dealerships.
(g)Includes ABR from tenants within the following property types: education facility, specialty, self-storage (net lease), laboratory, research and development, office, hotel (net lease), and land.

W. P. Carey 6/30/2026 10-Q – 43

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type (a)	ABR	ABR Percent	Square Footage	Square Footage Percent
Packaged Foods & Meats	$147,416	9.0%	18,140	9.6%
Food Retail	140,462	8.5%	10,279	5.5%
Home Improvement Retail	101,967	6.2%	12,370	6.6%
Automotive Retail	94,544	5.8%	7,723	4.1%
Auto Parts & Equipment	81,043	4.9%	11,954	6.3%
Air Freight & Logistics	66,947	4.1%	10,006	5.3%
Education Services	63,298	3.8%	2,804	1.5%
Pharmaceuticals	49,307	3.0%	3,076	1.6%
Industrial Machinery	48,979	3.0%	6,856	3.6%
Leisure Facilities	44,209	2.7%	1,982	1.1%
Self-Storage REITs	42,578	2.6%	3,171	1.7%
Metal, Glass & Plastic Containers	39,947	2.4%	5,318	2.8%
Trading Companies & Distributors	38,387	2.3%	8,504	4.5%
Building Products	33,741	2.0%	6,850	3.6%
Environmental & Facilities Services	33,480	2.0%	2,321	1.2%
Paper Products	30,671	1.9%	5,540	2.9%
Other Specialty Retail	27,772	1.7%	3,127	1.7%
Specialty Chemicals	27,631	1.7%	4,874	2.6%
Construction Materials	24,021	1.5%	3,781	2.0%
Diversified Support Services	22,243	1.4%	1,835	1.0%
Construction Machinery	20,921	1.3%	2,733	1.4%
Food Distributors	20,712	1.3%	1,552	0.8%
Consumer Staples Merchandise Retail	19,833	1.2%	1,656	0.9%
Commodity Chemicals	17,165	1.0%	2,517	1.3%
Diversified Metals	16,788	1.0%	3,417	1.8%
Other (62 industries, each <1% ABR) (b)	388,853	23.7%	46,112	24.6%
Total	$1,642,915	100.0%	188,498	100.0%
__________
(a)Industry classification is based on the Global Industry Classification Standard (GICS) framework.
(b)Includes square footage for vacant properties.

W. P. Carey 6/30/2026 10-Q – 44

Lease Expirations
(in thousands, except percentages, number of leases, and number of tenants)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
Remaining 2026	12	12	$24,532	1.5%	2,512	1.3%
2027	34	23	40,603	2.5%	4,247	2.3%
2028	46	28	69,816	4.2%	7,657	4.1%
2029	53	39	65,790	4.0%	7,446	3.9%
2030	33	28	40,371	2.5%	3,880	2.1%
2031	48	30	79,773	4.8%	9,612	5.1%
2032	48	25	66,637	4.1%	9,135	4.8%
2033	35	26	88,999	5.4%	12,001	6.4%
2034	73	28	110,124	6.7%	10,887	5.8%
2035	24	20	78,307	4.8%	8,805	4.7%
2036	47	22	70,896	4.3%	8,323	4.4%
2037	47	24	75,944	4.6%	9,300	4.9%
2038	49	16	31,783	1.9%	3,045	1.6%
2039	100	27	75,445	4.6%	11,329	6.0%
Thereafter (>2039)	326	125	723,895	44.1%	77,457	41.1%
Vacant	—	—	—	—%	2,862	1.5%
Total	975		$1,642,915	100.0%	188,498	100.0%
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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of June 30, 2026. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties and is presented on a pro rata basis.

Results of Operations

We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality, and number of our properties. We focus our efforts on accretive investing and improving portfolio quality through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio.

W. P. Carey 6/30/2026 10-Q – 45

Revenues

The following table presents revenues (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Real Estate Revenues
Lease revenues from:
Existing net-leased properties	$348,571	$348,609	$(38)	$706,933	$689,373	$17,560
Recently acquired net-leased properties	58,414	8,628	49,786	101,983	10,172	91,811
Net-leased properties sold or held for sale	2,676	6,958	(4,282)	3,576	18,418	(14,842)
Total lease revenues (includes reimbursable tenant costs)	409,661	364,195	45,466	812,492	717,963	94,529
Income from finance leases and loans receivable	27,162	20,276	6,886	54,848	37,734	17,114
Operating property revenues from:
Existing operating properties	11,638	11,726	(88)	21,782	21,447	335
Operating properties sold or reclassified to net-leased properties	—	22,561	(22,561)	1,906	45,934	(44,028)
Total operating property revenues	11,638	34,287	(22,649)	23,688	67,381	(43,693)
Other lease-related income	11,209	9,643	1,566	21,661	12,764	8,897
Investment Management Revenues
Other advisory income and reimbursements	1,000	1,072	(72)	2,000	2,139	(139)
Asset management revenue	394	1,304	(910)	884	2,654	(1,770)
	$461,064	$430,777	$30,287	$915,573	$840,635	$74,938

Lease Revenues

“Existing net-leased properties” are those that we acquired or placed into service prior to January 1, 2025 and that were not sold or held for sale during the periods presented. For the periods presented, there were 1,374 existing net-leased properties.

W. P. Carey 6/30/2026 10-Q – 46

For the three and six months ended June 30, 2026 as compared to the same periods in 2025, lease revenues from existing net-leased properties (decreased) increased due to the following items (in millions):
__________
(a)Excludes fixed minimum rent increases, which are reflected as straight-line rent adjustments within lease revenues.
(b)(Decreases) increases for the three and six months ended June 30, 2026 as compared to the same periods in 2025 reflect $1.2 million of uncollected rent for June 2026 from a tenant that filed for insolvency during that month. Write-offs of straight-line rent adjustments more than offset the decrease for the six months ended June 30, 2026 as compared to the same period in 2025.

“Recently acquired net-leased properties” are those that we acquired or placed into service subsequent to December 31, 2024 and that were not sold or held for sale during the periods presented. Since January 1, 2025, we acquired 41 investments (comprising 272 properties) and placed four properties into service.

W. P. Carey 6/30/2026 10-Q – 47

“Net-leased properties sold or held for sale” include:

•17 net-leased properties disposed of during the six months ended June 30, 2026;
•one net-leased property classified as held for sale at June 30, 2026; and
•64 net-leased properties disposed of during the year ended December 31, 2025.

Our dispositions are more fully described in Note 14.

Income from Finance Leases and Loans Receivable

For the three and six months ended June 30, 2026 as compared to the same periods in 2025, income from finance leases and loans receivable increased due to the following items (in millions):

W. P. Carey 6/30/2026 10-Q – 48

Operating Property Revenues

“Existing operating properties” are those that we acquired or placed into service prior to January 1, 2025 and that were not sold or reclassified to net-leased properties during the periods presented. For the periods presented, we recorded operating property revenues from five existing operating properties, comprising four hotel operating properties and one student housing operating property.

“Operating properties sold or reclassified to net-leased properties” include:

•63 self-storage operating properties sold during 2025;
•11 self-storage operating properties sold during the six months ended June 30, 2026;
•four self-storage operating properties that were reclassified to net-leased properties during 2025; and
•one student housing operating property sold during 2025.

Other Lease-Related Income

Other lease-related income is described in Note 4.

Other Advisory Income and Reimbursements

Other advisory income and reimbursements comprise fixed administrative fees earned from NLOP. In May 2026, a reduction in the base administrative reimbursement paid by NLOP to us was agreed upon; effective July 1, 2026, the reimbursement is $2.0 million annually instead of $4.0 million annually (Note 3).

Asset Management Revenue

During the periods presented, we earned asset management revenue from (i) NLOP and (ii) CESH (Note 3). Asset management revenues from NLOP are expected to decline as assets are sold. CESH sold its last property in the first quarter of 2026, after which it ceased paying asset management fees to us.

Operating Expenses

Depreciation and Amortization

For the three and six months ended June 30, 2026 as compared to the same periods in 2025, depreciation and amortization expense increased by $13.8 million and $20.4 million, respectively, primarily due to accelerated depreciation and amortization related to (i) lease amendments at certain properties and (ii) the demolition of certain properties in connection with redevelopment projects, as well as the impact of net investment activity.

Impairment Charges — Real Estate

Our impairment charges on real estate are more fully described in Note 8.

General and Administrative

For the three and six months ended June 30, 2026 as compared to the same periods in 2025, general and administrative expense increased by $1.8 million and $2.2 million, respectively, primarily due to higher employee compensation expense.

Property Expenses, Excluding Reimbursable Tenant Costs

For the three and six months ended June 30, 2026 as compared to the same periods in 2025, property expenses, excluding reimbursable tenant costs, increased by $1.6 million and $4.4 million, respectively, primarily due to (i) demolition costs incurred at certain construction projects and (ii) expenses related to tenant vacancies (which resulted in property expenses no longer being reimbursable).

W. P. Carey 6/30/2026 10-Q – 49

Stock-Based Compensation Expense

For the three and six months ended June 30, 2026 as compared to the same periods in 2025, stock-based compensation expense increased by $3.0 million and $1.3 million, respectively, primarily due to changes in projected PSU payouts.

Operating Property Expenses

For the three and six months ended June 30, 2026 as compared to the same periods in 2025, operating property expenses decreased by $8.1 million and $16.0 million, respectively, primarily due to the disposal of all of our self-storage operating properties during 2025 and 2026, as described above and in Note 14.

Other Income and Expenses, and Provision for Income Taxes

Interest Expense

For the three months ended June 30, 2026 as compared to the same period in 2025, interest expense increased by $7.2 million, primarily due to higher outstanding balances and interest rates on our Senior Unsecured Notes, partially offset by lower outstanding balances on our Unsecured Revolving Credit Facility and the reduction of our mortgage debt outstanding by prepaying or repaying at or close to maturity a total of $302.0 million of non-recourse mortgage loans with a weighted-average interest rate of 4.6% since January 1, 2025 (Note 10).

For the six months ended June 30, 2026 as compared to the same period in 2025, interest expense increased by $16.8 million, primarily due to higher outstanding balances and interest rates on our Senior Unsecured Notes, partially offset by the reduction of our mortgage debt outstanding (as described above) (Note 10).

The following table presents certain information about our outstanding debt (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Average outstanding debt balance	$9,083,162	$8,549,971	$9,210,143	$8,265,328
Weighted-average interest rate	3.2%	3.1%	3.2%	3.2%

Earnings from Equity Method Investments

Our equity method investments are more fully described in Note 7. The following table presents earnings from equity method investments (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Earnings from Equity Method Investments
Earnings from Kesko Senukai (a)	$51,686	$1,866	$49,820	$52,364	$2,728	$49,636
Earnings from Las Vegas Retail Complex	3,680	4,087	(407)	7,373	8,388	(1,015)
Earnings from Harmon Retail Center	213	208	5	385	423	(38)
	$55,579	$6,161	$49,418	$60,122	$11,539	$48,583
__________
(a)Increases for the three and six months ended June 30, 2026 as compared to the same periods in 2025 are due to our $49.9 million proportionate share of a gain recognized on the sale of a portfolio of properties by this investment during the second quarter of 2026 (Note 7).

W. P. Carey 6/30/2026 10-Q – 50

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

The following table presents other gains and (losses) (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Other Gains and (Losses)
Non-cash unrealized gains (losses) related to an increase (decrease) in the fair value of our investment in shares of Lineage Logistics (Note 8)	$41,605	$(69,021)	$110,626	$31,274	$(69,092)	$100,366
Net realized and unrealized gains (losses) on foreign currency exchange rate movements (a)	10,775	(66,387)	77,162	26,317	(94,322)	120,639
Change in allowance for credit losses on finance receivables (Note 5)	(6,352)	(9,871)	3,519	(5,697)	(22,202)	16,505
Non-cash unrealized gains (losses) on non-hedging derivatives	825	(3,275)	4,100	3,049	(5,015)	8,064
Other	1,705	(214)	1,919	406	(334)	740
	$48,558	$(148,768)	$197,326	$55,349	$(190,965)	$246,314
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

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gains and losses on (i) the sale of properties that were disposed of, net of taxes, (ii) properties subject to the exercise of a purchase option, (iii) properties subject to a purchase agreement resulting in a lease modification during the reporting period, and (iv) the reclassification of foreign currency translation adjustments from accumulated other comprehensive loss to net income since we exited all investments denominated in a currency (which totaled losses of $5.5 million for the three and six months ended June 30, 2026), as more fully described in Note 4, Note 5, and Note 14.

Non-Operating Income

Non-operating income primarily consists of interest income on our cash deposits, realized gains and losses on derivative instruments, and dividends from equity securities.

The following table presents non-operating income (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Non-Operating Income
Dividends from our investment in Lineage (Note 8)	$2,873	$2,846	$27	$5,746	$5,601	$145
Interest income on our cash deposits	849	1,049	(200)	2,885	3,645	(760)
Realized gains (losses) on foreign currency collars (Note 9)	523	(400)	923	318	2,159	(1,841)
	$4,245	$3,495	$750	$8,949	$11,405	$(2,456)

W. P. Carey 6/30/2026 10-Q – 51

Provision for Income Taxes

For the six months ended June 30, 2026 as compared to the same period in 2025, provision for income taxes increased by $3.0 million, primarily due to (i) deferred tax expense recognized during the current year period related to the establishment of valuation allowances on certain international properties, and (ii) the impact of a deferred tax benefit recognized during the prior year period as a result of an allowance for credit loss recognized on an international property.

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

Operating Activities — Net cash provided by operating activities decreased by $60.8 million during the six months ended June 30, 2026 as compared to the same period in 2025, primarily due to significantly lower proceeds received from the sales of net investments in sales-type leases and higher interest expense, partially offset by an increase in cash flow generated from net investment activity, higher distributions received from certain unconsolidated equity method investments (Note 7), and scheduled rent increases at existing properties.

Investing Activities — Our investing activities generally comprise real estate-related transactions (purchases and sales) and funding for build-to-suit activities and other capital expenditures on real estate.

Financing Activities — Our financing activities generally comprise borrowings and repayments under our Unsecured Revolving Credit Facility and Unsecured Term Loans, issuances and repayments of the Senior Unsecured Notes, payments of non-recourse mortgage loans, settlement of forward issuances of common equity, and payments of dividends to stockholders. During the six months ended June 30, 2026, we received $592.0 million in net proceeds from the issuance of common stock under our forward equity (Note 12).

W. P. Carey 6/30/2026 10-Q – 52

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	June 30, 2026	December 31, 2025
Carrying Value
Fixed rate:
Senior Unsecured Notes, net (a)	$7,376,851	$6,950,261
Unsecured Term Loans, net subject to interest rate swaps (a)	921,443	944,663
Non-recourse mortgages, net (a) (b)	98,985	140,646
	8,397,279	8,035,570
Variable rate:
Unsecured Term Loans, net (a)	243,081	251,703
Unsecured Revolving Credit Facility	116,230	435,417
Floating interest rate non-recourse mortgages, net (c)	95,261	—
	454,572	687,120
	$8,851,851	$8,722,690

Percent of Total Debt
Fixed rate	95%	92%
Variable rate	5%	8%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.2%	3.1%
Variable rate	3.6%	3.4%
Total debt	3.2%	3.1%

__________
(a)Aggregate debt balance includes unamortized discount, net, totaling $46.6 million and $39.2 million as of June 30, 2026 and December 31, 2025, respectively, and unamortized deferred financing costs totaling $35.0 million and $30.1 million as of June 30, 2026 and December 31, 2025, respectively.
(b)Includes non-recourse mortgages subject to variable-to-fixed interest rate swaps totaling $32.9 million and $46.0 million as of June 30, 2026 and December 31, 2025, respectively.
(c)Comprises a non-recourse mortgage loan that we assumed in connection with the acquisition of a portfolio of properties during the six months ended June 30, 2026 from a jointly owned investment in which we own a 70% interest and account for as an equity method investment (Note 4, Note 10).

Cash Resources

At June 30, 2026, our cash resources consisted of the following:

•cash and cash equivalents totaling $163.5 million. Of this amount, $136.6 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•our Unsecured Revolving Credit Facility, with available capacity of approximately $1.9 billion (net of amounts reserved for standby letters of credit totaling $2.1 million);
•available proceeds under our ATM Forwards and Equity Forwards totaling approximately $690.7 million (Note 12); and
•unleveraged properties that had an aggregate asset carrying value of approximately $15.8 billion at June 30, 2026, although there can be no assurance that we would be able to obtain financing for these properties.

W. P. Carey 6/30/2026 10-Q – 53

We may also access the capital markets through additional debt (denominated in both U.S. dollars and euros) and equity offerings, as well as term loans and other bank debt.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements and Liquidity

As of June 30, 2026, we had (i) $163.5 million of cash and cash equivalents, (ii) approximately $1.9 billion of available capacity under our Unsecured Revolving Credit Facility (net of amounts reserved for standby letters of credit totaling $2.1 million), and (iii) available proceeds under our ATM Forwards and Equity Forwards totaling approximately $690.7 million (Note 12). As of June 30, 2026, scheduled debt principal payments total $353.6 million during the remainder of 2026 and $583.6 million during 2027 (Note 10).

During the next 12 months following June 30, 2026 and thereafter, we expect that our significant cash requirements will include:

•paying dividends to our stockholders;
•funding acquisitions of new investments (Note 4);
•funding future capital commitments (Note 4) and tenant improvement allowances;
•making scheduled principal and balloon payments on our debt obligations, including $350 million of senior notes due in October 2026 (which were prepaid in July 2026 (Note 15)) and €500 million of senior notes due in April 2027 (Note 10);
•making scheduled interest payments on our debt obligations (future interest payments total $1.5 billion, with $271.2 million due during the next 12 months; interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at June 30, 2026); and
•other normal recurring operating expenses.

We expect to fund these cash requirements through cash generated from operations, cash received from dispositions of properties, the use of our cash reserves or unused amounts on our Unsecured Revolving Credit Facility (as described above), proceeds from term loans or other bank debt, issuances and settlements of common stock through our ATM Program or Equity Forwards (Note 12), and potential issuances of additional debt or equity securities.

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

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at June 30, 2026.

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

W. P. Carey 6/30/2026 10-Q – 54

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

W. P. Carey 6/30/2026 10-Q – 55

FFO and AFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to W. P. Carey	$185,389	$51,220	$361,691	$177,044
Adjustments:
Depreciation and amortization of real property	133,663	119,930	269,143	248,867
Impairment charges — real estate	79,421	4,349	119,429	11,203
Gain on sale of real estate, net	(5,819)	(52,824)	(59,960)	(96,601)
Proportionate share of adjustments to earnings from equity method investments (a) (b)	(50,133)	2,231	(47,870)	3,874
Proportionate share of adjustments for noncontrolling interests (c)	(26)	(82)	(51)	(160)
Total adjustments	157,106	73,604	280,691	167,183
FFO (as defined by NAREIT) attributable to W. P. Carey	342,495	124,824	642,382	344,227
Adjustments:
Other (gains) and losses (d)	(48,558)	148,768	(55,349)	190,965
Straight-line and other leasing and financing adjustments	(15,459)	(15,374)	(39,637)	(34,407)
Stock-based compensation	13,909	10,943	21,350	20,091
Amortization of deferred financing costs	5,292	4,628	10,431	9,410
Above- and below-market rent intangible lease amortization, net	3,706	5,061	6,204	6,184
Tax expense — deferred and other	2,617	2,820	5,344	2,038
Merger and other expenses	613	192	1,793	748
Other amortization and non-cash items	548	579	1,141	1,139
Proportionate share of adjustments to earnings from equity method investments (a)	303	309	516	223
Proportionate share of adjustments for noncontrolling interests (b)	(22)	(80)	(74)	(128)
Total adjustments	(37,051)	157,846	(48,281)	196,263
AFFO attributable to W. P. Carey	$305,444	$282,670	$594,101	$540,490

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$342,495	$124,824	$642,382	$344,227
AFFO attributable to W. P. Carey	$305,444	$282,670	$594,101	$540,490
__________
(a)Equity income, including amounts that are not typically recognized for FFO and AFFO, is recognized within Earnings from equity method investments on the consolidated statements of income. This represents adjustments to equity income to reflect FFO and AFFO on a pro rata basis.
(b)Amounts for the three and six months ended June 30, 2026 include our $49.9 million proportionate share of a gain recognized on the sale of a portfolio by a jointly owned investment (Note 7).
(c)Adjustments disclosed elsewhere in this reconciliation are on a consolidated basis. This adjustment reflects our FFO or AFFO on a pro rata basis.
(d)Primarily comprises gains and losses on the mark-to-market fair value of equity securities, foreign currency exchange rate movements, changes in the non-cash allowance for credit losses on loans receivable and finance leases, and extinguishment of debt. Includes mark-to-market unrealized gains (losses) for our investment in shares of Lineage of $41.6 million and $(69.0) million during the three months ended June 30, 2026 and 2025, respectively, and $31.3 million and $(69.1) million during the six months ended June 30, 2026 and 2025, respectively (Note 8).

W. P. Carey 6/30/2026 10-Q – 56

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities, from both (i) refinancing maturing debt at higher fixed interest rates and (ii) debt subject to variable interest rates. To limit this exposure, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with counterparties related to certain of our variable-rate debt (Note 10). See Note 9 for additional information on our interest rate swaps and caps.

Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2026 (in thousands):

	2026 (Remainder)	2027	2028	2029	2030	Thereafter	Total	Fair Value
Fixed-rate debt (a) (b)	$351,659	$579,786	$1,001,135	$1,077,310	$998,829	$4,469,073	$8,477,792	$8,214,422
Variable-rate debt (a)	$1,922	$3,844	$247,833	$120,074	$3,844	$78,152	$455,669	$451,245
__________
(a)Amounts are based on the exchange rate at June 30, 2026, as applicable.
(b)Amounts include non-recourse mortgages and unsecured term loans subject to variable-to-fixed interest rate swaps. Amounts primarily comprise principal payments for our Senior Unsecured Notes (Note 10).

The estimated fair value of our fixed-rate debt and our variable-rate debt is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at June 30, 2026 would increase or decrease by $2.4 million for our Canadian dollar-denominated debt, $1.1 million for our euro-denominated debt, and by $1.0 million for our U.S. dollar-denominated debt for each respective 1% change in annual interest rates.

W. P. Carey 6/30/2026 10-Q – 57

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe and Canada, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, British pound sterling, Danish krone, Canadian dollar, and certain other currencies which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed several offerings of euro-denominated senior notes, and have borrowed under our Senior Unsecured Credit Facility and Unsecured Term Loan due 2029 in foreign currencies, including the euro, British pound sterling, and Canadian dollar (Note 10). Volatile market conditions arising from certain macroeconomic factors may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprising principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, British pound sterling, or Danish krone and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at June 30, 2026 of $2.5 million, $0.4 million, and $0.3 million, respectively, excluding the impact of our derivative instruments.

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

W. P. Carey 6/30/2026 10-Q – 58

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2026 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 6/30/2026 10-Q – 59

PART II — OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
4.1	Fourteenth Supplemental Indenture dated as of July 2, 2026, by and between W. P. Carey Inc., as issuer, and U.S. Bank Trust Company, National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed July 2, 2026

4.2	Form of Note representing $350 Million Aggregate Principal Amount of 5.200% Senior Notes due 2036	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 2, 2026

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

W. P. Carey 6/30/2026 10-Q – 60

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.

Date:	July 29, 2026	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	July 29, 2026	By:	/s/ Brian Zander
Brian Zander
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 6/30/2026 10-Q – 61