Form 10-Q
period 2026-09-30
W. P. Carey Inc.
filed 2026-10-28
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 230,118,492 shares of common stock, $0.001 par value, outstanding at October 23, 2026.

W. P. Carey 9/30/2026 10-Q – 1

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

W. P. Carey 9/30/2026 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Investments in real estate:
Land, buildings and improvements — net lease and other	$15,356,587	$14,451,306
Land, buildings and improvements — operating properties	182,180	286,079
Net investments in finance leases and loans receivable	1,176,873	1,171,886
In-place lease intangible assets and other	2,607,076	2,466,199
Above-market rent intangible assets	652,631	668,707
Investments in real estate	19,975,347	19,044,177
Accumulated depreciation and amortization	(3,772,799)	(3,578,330)
Assets held for sale, net	8,173	3,327
Net investments in real estate	16,210,721	15,469,174
Equity method investments	279,024	310,178
Cash and cash equivalents	143,390	155,329
Other assets, net	1,048,175	1,068,480
Goodwill	982,118	987,071
Total assets (a)	$18,663,428	$17,990,232
Liabilities and Equity
Debt:
Senior unsecured notes, net	$7,357,845	$6,950,261
Unsecured term loans, net	1,165,910	1,196,366
Unsecured revolving credit facility	67,388	435,417
Non-recourse mortgages, net	192,374	140,646
Debt, net	8,783,517	8,722,690
Accounts payable, accrued expenses and other liabilities	622,084	670,038
Below-market rent intangible liabilities, net	94,182	104,055
Deferred income taxes	158,816	151,820
Dividends payable	223,889	207,487
Total liabilities (a)	9,882,488	9,856,090
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 230,118,492 and 219,145,876 shares, respectively, issued and outstanding	230	219
Additional paid-in capital	12,578,438	11,830,737
Distributions in excess of accumulated earnings	(3,684,960)	(3,539,592)
Deferred compensation obligation	100,948	80,239
Accumulated other comprehensive loss	(230,077)	(253,346)
Total stockholders’ equity	8,764,579	8,118,257
Noncontrolling interests	16,361	15,885
Total equity	8,780,940	8,134,142
Total liabilities and equity	$18,663,428	$17,990,232
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2026 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Real Estate:
Lease revenues	$422,499	$372,087	$1,234,991	$1,090,050
Income from finance leases and loans receivable	26,954	26,498	81,802	64,232
Operating property revenues	12,247	26,771	35,935	94,152
Other lease-related income	5,726	3,660	27,387	16,424
	467,426	429,016	1,380,115	1,264,858
Investment Management:
Other advisory income and reimbursements	500	1,069	2,500	3,208
Asset management revenue	375	1,218	1,259	3,872
	875	2,287	3,759	7,080
	468,301	431,303	1,383,874	1,271,938
Operating Expenses
Depreciation and amortization	129,137	125,586	399,698	375,788
General and administrative	25,317	23,656	78,599	74,773
Reimbursable tenant costs	17,665	14,562	56,829	49,372
Property expenses, excluding reimbursable tenant costs	12,002	14,637	41,760	39,966
Stock-based compensation expense	9,968	11,153	31,318	31,244
Operating property expenses	9,216	15,049	26,513	48,314
Impairment charges — real estate	6,127	19,474	125,556	30,677
Merger and other expenses	540	1,021	2,333	1,769
	209,972	225,138	762,606	651,903
Other Income and Expenses
Interest expense	(80,388)	(75,226)	(237,827)	(215,825)
Other gains and (losses)	(41,566)	(31,011)	13,783	(221,976)
Gain on sale of real estate, net	6,960	44,401	66,920	141,002
Non-operating income	4,724	3,030	13,673	14,435
Earnings from equity method investments	3,587	2,361	63,709	13,900
	(106,683)	(56,445)	(79,742)	(268,464)
Income before income taxes	151,646	149,720	541,526	351,571
Provision for income taxes	(10,516)	(8,495)	(38,241)	(33,218)
Net Income	141,130	141,225	503,285	318,353
Net income attributable to noncontrolling interests	(180)	(229)	(644)	(313)
Net Income Attributable to W. P. Carey	$140,950	$140,996	$502,641	$318,040

Basic Earnings Per Share	$0.61	$0.64	$2.23	$1.44
Diluted Earnings Per Share	$0.61	$0.64	$2.21	$1.44
Weighted-Average Shares Outstanding
Basic	230,835,841	220,562,909	225,846,771	220,511,825
Diluted	231,701,927	221,087,833	227,059,734	221,033,628

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2026 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income	$141,130	$141,225	$503,285	$318,353
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivative instruments	10,731	7,813	27,056	(36,815)
Foreign currency translation adjustments	924	(5,204)	(3,843)	25,308
	11,655	2,609	23,213	(11,507)
Comprehensive Income	152,785	143,834	526,498	306,846

Amounts Attributable to Noncontrolling Interests
Net income	(180)	(229)	(644)	(313)
Foreign currency translation adjustments	5	(81)	56	(483)
Comprehensive income attributable to noncontrolling interests	(175)	(310)	(588)	(796)
Comprehensive Income Attributable to W. P. Carey	$152,610	$143,524	$525,910	$306,050

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2026 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at July 1, 2026	227,807,251	$228	$12,418,948	$(3,605,214)	$100,172	$(241,737)	$8,672,397	$16,219	$8,688,616
Shares issued under forward equity, net	2,301,613	2	150,369				150,371		150,371
Shares issued upon delivery of vested restricted share awards	9,628	—	(116)				(116)		(116)
Amortization of stock-based compensation expense			9,968				9,968		9,968
Deferral of vested shares, net			(730)		730		—		—
Dividends declared ($0.950 per share)			(1)	(220,696)	46		(220,651)		(220,651)
Net income				140,950			140,950	180	141,130
Distributions to noncontrolling interests							—	(33)	(33)
Other comprehensive income:									—
Unrealized gain on derivative instruments						10,731	10,731		10,731
Foreign currency translation adjustments						929	929	(5)	924
Balance at September 30, 2026	230,118,492	$230	$12,578,438	$(3,684,960)	$100,948	$(230,077)	$8,764,579	$16,361	$8,780,940

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at July 1, 2025	218,978,908	$219	$11,803,487	$(3,424,094)	$97,002	$(264,750)	$8,211,864	$13,468	$8,225,332
Shares issued upon delivery of vested restricted share awards	165,678	—	(9,666)				(9,666)		(9,666)
Amortization of stock-based compensation expense			11,153				11,153		11,153
Delivery of deferred vested shares, net			14,976		(14,976)		—		—
Dividends declared ($0.910 per share)			2,113	(201,415)	(1,840)		(201,142)		(201,142)
Net income				140,996			140,996	229	141,225
Contributions from noncontrolling interests							—	2,851	2,851
Distributions to noncontrolling interests							—	(203)	(203)
Other comprehensive income:
Unrealized gain on derivative instruments						7,813	7,813		7,813
Foreign currency translation adjustments						(5,285)	(5,285)	81	(5,204)
Balance at September 30, 2025	219,144,586	$219	$11,822,063	$(3,484,513)	$80,186	$(262,222)	$8,155,733	$16,426	$8,172,159

(Continued)

W. P. Carey 9/30/2026 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2026	219,145,876	$219	$11,830,737	$(3,539,592)	$80,239	$(253,346)	$8,118,257	$15,885	$8,134,142
Shares issued under forward equity, net	10,817,895	11	742,374				742,385		742,385
Shares issued upon delivery of vested restricted share awards	152,857	—	(7,623)				(7,623)		(7,623)
Shares issued upon purchases under employee share purchase plan	1,864	—	124				124		124
Amortization of stock-based compensation expense			31,318				31,318		31,318
Deferral of vested shares, net			(19,550)		19,550		—		—
Dividends declared ($2.820 per share)			1,058	(648,009)	1,159		(645,792)		(645,792)
Net income				502,641			502,641	644	503,285
Distributions to noncontrolling interests							—	(83)	(83)
Non-cash adjustment to noncontrolling interests							—	(29)	(29)
Other comprehensive income:
Unrealized gain on derivative instruments						27,056	27,056		27,056
Foreign currency translation adjustments						(3,787)	(3,787)	(56)	(3,843)
Balance at September 30, 2026	230,118,492	$230	$12,578,438	$(3,684,960)	$100,948	$(230,077)	$8,764,579	$16,361	$8,780,940

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2025	218,848,844	$219	$11,805,179	$(3,203,974)	$78,503	$(250,232)	$8,429,695	$4,429	$8,434,124
Shares issued upon delivery of vested restricted share awards	293,057	—	(14,873)				(14,873)		(14,873)
Shares issued upon purchases under employee share purchase plan	2,685	—	151				151		151
Amortization of stock-based compensation expense			31,244				31,244		31,244
Deferral of vested shares, net			(2,237)		2,237		—		—
Dividends declared ($2.700 per share)			2,599	(598,579)	(554)		(596,534)		(596,534)
Net income				318,040			318,040	313	318,353
Contributions from noncontrolling interests							—	7,652	7,652
Non-cash contributions from noncontrolling interests							—	3,872	3,872
Distributions to noncontrolling interests							—	(323)	(323)
Other comprehensive loss:
Unrealized loss on derivative instruments						(36,815)	(36,815)		(36,815)
Foreign currency translation adjustments						24,825	24,825	483	25,308
Balance at September 30, 2025	219,144,586	$219	$11,822,063	$(3,484,513)	$80,186	$(262,222)	$8,155,733	$16,426	$8,172,159

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2026 10-Q – 7

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows — Operating Activities
Net income	$503,285	$318,353
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	411,101	388,749
Impairment charges — real estate	125,556	30,677
Gain on sale of real estate, net	(66,920)	(141,002)
Distributions of earnings from equity method investments	64,067	12,552
Earnings from equity method investments	(63,709)	(13,900)
Straight-line rent adjustments	(60,091)	(58,353)
Stock-based compensation expense	31,318	31,244
Net realized and unrealized (gains) losses on equity securities, foreign currency exchange rate movements, extinguishment of debt, and other	(25,668)	194,908
Increase in allowance for credit losses	13,234	26,968
Amortization of rent-related intangibles and deferred rental revenue	(7,927)	10,401
Deferred income tax expense	5,606	823
Proceeds from sales of net investments in sales-type leases	11,480	200,203
Net changes in other operating assets and liabilities	(2,760)	(23,937)
Net Cash Provided by Operating Activities	938,572	977,686
Cash Flows — Investing Activities
Purchases of real estate	(1,372,372)	(1,041,908)
Proceeds from sales of real estate	247,673	770,055
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(119,429)	(107,170)
Value added taxes refunded in connection with acquisition of real estate	74,995	37,357
Investments in loans receivable	(72,978)	(378,479)
Value added taxes paid in connection with acquisition of real estate	(67,495)	(34,304)
Return of capital from equity investments	29,811	3,472
Other investing activities, net	(2,711)	2,166
Purchase of equity investment	—	(5,000)
Capital contributions to equity method investments	—	(3,170)
Net Cash Used in Investing Activities	(1,282,506)	(756,981)
Cash Flows — Financing Activities
Repayments of Unsecured Revolving Credit Facility	(2,682,691)	(2,035,756)
Proceeds from Unsecured Revolving Credit Facility	2,317,322	2,329,660
Proceeds from issuance of Senior Unsecured Notes	1,510,997	396,352
Repayment of Senior Unsecured Notes	(923,800)	(450,000)
Proceeds from shares issued under forward equity, net of selling costs	742,385	—
Dividends paid	(629,390)	(589,424)
Proceeds from term loans	255,281	86,224
Repayments of term loans	(253,384)	(90,224)
Payments of mortgage principal	(42,952)	(223,036)
Payment of financing costs	(12,523)	(3,985)
Payments for withholding taxes upon delivery of equity-based awards	(7,624)	(14,873)
Other financing activities, net	2,565	5,388
Distributions to noncontrolling interests	(83)	(323)
Contributions from noncontrolling interests	—	7,652
Net Cash Provided by (Used in) Financing Activities	276,103	(582,345)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(19,148)	20,515
Net decrease in cash and cash equivalents and restricted cash	(86,979)	(341,125)
Cash and cash equivalents and restricted cash, beginning of period	272,392	690,701
Cash and cash equivalents and restricted cash, end of period	$185,413	$349,576
See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2026 10-Q – 8

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

Founded in 1973, our shares of common stock are listed on the New York Stock Exchange under the symbol “WPC.” Headquartered in New York, we also have offices in Dallas, London, Amsterdam, and Krakow.

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

Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Europe, which are leased to companies on a triple-net lease basis. At September 30, 2026, our portfolio comprised our full or partial ownership interests in 1,755 properties, totaling approximately 189 million square feet, substantially all of which were net leased to 383 tenants, with a weighted-average lease term of 12.0 years and an occupancy rate of 98.6%. In addition, at September 30, 2026, our portfolio comprised five operating properties, including four hotels and one student housing property, totaling approximately 0.5 million square feet. During the nine months ended September 30, 2026, we sold our 11 remaining self-storage operating properties (Note 14).

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

W. P. Carey 9/30/2026 10-Q – 9

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

At both September 30, 2026 and December 31, 2025, we considered ten entities to be VIEs, of which we consolidated six, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	September 30, 2026	December 31, 2025
Land, buildings and improvements — net lease and other	$31,866	$31,861
Net investments in finance leases and loans receivable	225,255	178,076
In-place lease intangible assets and other	3,620	3,620
Above-market rent intangible assets	1,685	1,685
Accumulated depreciation and amortization	(12,468)	(11,637)
Total assets	260,342	207,985

Total liabilities	$1,035	$946

At both September 30, 2026 and December 31, 2025, our four unconsolidated VIEs included our interests in (i) two unconsolidated real estate investments, which we account for under the equity method of accounting (we do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities), (ii) one unconsolidated investment in equity securities, which we accounted for as an investment in shares of the entity at fair value, and (iii) one construction loan investment, which we accounted for as a secured loan receivable. As of September 30, 2026, and December 31, 2025, the net carrying amount of our investments in these entities was $475.8 million and $477.5 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

Revenue Recognition

There have been no significant changes in our policies for revenue from contracts under ASC 606 from what was disclosed in the 2025 Annual Report. ASC 606 does not apply to our lease revenues, which constitute a majority of our revenues, but primarily applies to (i) revenues generated from our hotel operating properties and (ii) investment management revenues. Revenue from contracts primarily represented hotel operating property revenues of $11.3 million and $10.7 million for the three months ended September 30, 2026 and 2025, respectively, and $30.2 million and $29.0 million for the nine months ended September 30, 2026 and 2025, respectively. Investment management revenue from contracts under ASC 606 is discussed in Note 3.

W. P. Carey 9/30/2026 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)
Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$143,390	$155,329
Restricted cash (a)	42,023	117,063
Total cash and cash equivalents and restricted cash	$185,413	$272,392
__________
(a)Restricted cash is included within Other assets, net on our consolidated balance sheets. Amount as of December 31, 2025 included $80.9 million of proceeds from certain dispositions, which were held by an intermediary and were designated for future tax-deferred like-kind exchanges under Section 1031 of the Internal Revenue Code. There was no such balance as of September 30, 2026.

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

The following tables present a summary of revenue earned and reimbursable costs received/accrued from NLOP and CESH for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Administrative reimbursements (a) (b)	$500	$1,000	$2,500	$3,000
Asset management revenue (a) (c)	375	1,218	1,259	3,872
Reimbursable costs from affiliates (a) (b)	—	69	—	208
	$875	$2,287	$3,759	$7,080

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NLOP	$875	$2,121	$3,750	$6,590
CESH	—	166	9	490
	$875	$2,287	$3,759	$7,080
__________
(a)Amounts represent revenues from contracts under ASC 606.
(b)Included within Other advisory income and reimbursements in the consolidated statements of income.
(c)Included within Asset management revenue in the consolidated statements of income.

W. P. Carey 9/30/2026 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)
The following table presents a summary of amounts due from affiliates, which are included within Other assets, net in the consolidated financial statements (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable	$348	$535
Asset management fees receivable	116	391
Reimbursable costs	—	70
	$464	$996

Asset Management Revenue

Under the advisory agreement with NLOP, we earn an asset management fee, paid in cash, which was initially set at an annual amount of $7.5 million and is being reduced proportionately following the disposition of each portfolio property.

Administrative Reimbursements

Under the advisory agreement with NLOP, we initially earned a base administrative amount of $4.0 million annually, for certain administrative services, including day-to-day management services, investor relations, accounting, tax, legal, and other administrative matters, paid in cash. In May 2026, a reduction in the base administrative reimbursement paid by NLOP to us was agreed upon; effective July 1, 2026, the reimbursement is $2.0 million annually instead of $4.0 million annually.

Other Transactions with Affiliates and Related Parties

Captive Insurance Company

In March 2025, we formed a wholly owned captive insurance company, which commenced operations in May 2025 and insures a portion of the North American real property portfolios of each of NLOP and us. Our captive insurance company does not have a material impact on our consolidated financial statements.

Other

At September 30, 2026, we owned interests in eight jointly owned investments in real estate, with the remaining interests held by third parties. We consolidate five such investments and account for the remaining three investments under the equity method of accounting (Note 7). We acquired a consolidated jointly owned investment in real estate in October 2026 (Note 15). In addition, we owned limited partnership units of CESH prior to its dissolution in May 2026. We elected to account for our investment in CESH under the fair value option (Note 7). We received a distribution from CESH of $0.5 million during the nine months ended September 30, 2026, which is included in Other gains and (losses) in our consolidated statements of income. We did not receive distributions from CESH during the nine months ended September 30, 2025.

Note 4. Land, Buildings and Improvements, and Assets Held for Sale

Land, Buildings and Improvements — Net Lease and Other

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
Land	$3,213,427	$2,839,757
Buildings and improvements	12,095,426	11,531,634
Real estate under construction	47,734	79,915
Less: Accumulated depreciation	(2,174,001)	(2,026,829)
	$13,182,586	$12,424,477

W. P. Carey 9/30/2026 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)
As a result of foreign currency exchange rate fluctuations during the nine months ended September 30, 2026 (primarily the U.S. dollar strengthening against the euro), there was a decrease of $149.9 million in the carrying value of Land, buildings and improvements — net lease and other from December 31, 2025 to September 30, 2026.

During the nine months ended September 30, 2026, we reclassified a property classified as Land, buildings and improvements — net lease and other to Net investments in finance leases and loans receivable since we entered into an agreement to sell the property to the tenant. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $6.3 million from December 31, 2025 to September 30, 2026 (Note 5). This property was sold in March 2026.

During the nine months ended September 30, 2026, we reclassified two properties with a carrying value of $42.8 million from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other in connection with changes in lease classifications due to extensions of the underlying leases (Note 5).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $85.9 million and $78.6 million for the three months ended September 30, 2026 and 2025, respectively, and $262.1 million and $231.3 million for the nine months ended September 30, 2026 and 2025, respectively.

Acquisitions of Real Estate

During the nine months ended September 30, 2026, we entered into the following investments, which were deemed to be real estate asset acquisitions (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs
Las Vegas, New Mexico	1	1/13/2026	Retail	$2,195
Arlington Heights, Illinois	1	1/15/2026	Industrial	9,432
Various, Poland (a)	8	1/28/2026; 2/18/2026	Warehouse	201,789
Solon, Ohio	1	1/29/2026	Warehouse	43,387
Various, Canada (a)	14	3/10/2026	Retail	211,883
Bahlingen am Kaiserstuhl, Germany (a)	1	3/10/2026	Industrial	23,621
Eden, North Carolina	1	4/2/2026	Industrial	12,729
Akron, Ohio	1	4/27/2026	Specialty (Healthcare)	27,165
Various, Germany (a)	4	4/29/2026	Industrial	51,842
Various, United States (b)	43	5/8/2026	Industrial	400,188
Various, Lithuania (12 properties), Latvia (4 properties), and Estonia (3 properties) (a) (c)	19	5/20/2026	Retail; Warehouse	206,591
Murcia, Spain (a) (d)	2	5/26/2026	Warehouse	33,926
Bloomfield, New Mexico	2	6/9/2026	Retail	3,766
Tulsa, Oklahoma	1	6/30/2026	Warehouse	74,710
Rybnik and Wałcz, Poland (a)	2	8/6/2026	Industrial	59,636
Yah-Ta-Hey, New Mexico	1	8/18/2026	Retail	2,424
Russellville (6 properties) and Dover (1 property), Arkansas	7	9/11/2026	Retail	25,607
Chicago, Illinois	1	9/23/2026	Education	70,657
	110			$1,461,548
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
(d)We entered into a purchase agreement to acquire an additional industrial facility leased to this tenant for $37.4 million, which is expected to be completed in 2027.

W. P. Carey 9/30/2026 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)
The aggregate purchase price allocation for investments disclosed above is as follows (dollars in thousands):

Total Capitalized Costs
Land	$446,419
Buildings and improvements	773,462
Intangible assets:
In-place lease (weighted-average expected life of 16.9 years)	234,600
Above-market rent (expected life of 12.1 years)	114
Below-market rent (expected life of 12.4 years)	(2,017)
Right-of-use assets:
Land lease right-of-use assets	1,337
Below-market ground lease intangibles (weighted-average expected life of 43.2 years)	8,970
Right-of-use liabilities:
Land lease right-of-use liabilities	(1,337)
$1,461,548

Real Estate Under Construction — Net Lease and Operating Properties

During the nine months ended September 30, 2026, we capitalized real estate under construction totaling $78.1 million. The number of construction projects in progress with balances included in real estate under construction was four and ten as of September 30, 2026 and December 31, 2025, respectively. Aggregate unfunded commitments totaled approximately $107.9 million and $125.3 million as of September 30, 2026 and December 31, 2025, respectively.

During the nine months ended September 30, 2026, we completed the following construction projects (dollars in thousands):

Property Location(s)	Primary Transaction Type	Number of Properties	Property Type	Total Capitalized Costs
Surprise, Arizona	Build-to-Suit	1	Retail	$12,175
Oskarshamn, Sweden (a)	Build-to-Suit	1	Warehouse	18,449
Billings, Montana	Build-to-Suit	1	Education (Medical School)	25,825
Overland Park, Kansas	Expansion	1	Specialty (Healthcare)	9,922
Houston, Texas (b)	Expansion	1	Education (K-12 Private School)	7,713
Brampton, Canada (a)	Build-to-Suit	1	Industrial	17,167
		6		$91,251
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.
(b)The tenant at this property is expected to commence paying rent in January 2027.

During the nine months ended September 30, 2026, we committed to fund three construction projects totaling approximately $50.0 million. We currently expect to complete these projects in 2027 and 2028.

Capitalized interest incurred during construction was $0.3 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and $1.0 million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively, which reduces Interest expense in the consolidated statements of income.

W. P. Carey 9/30/2026 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)
Dispositions of Properties

During the nine months ended September 30, 2026, we sold 19 properties, which were classified as Land, buildings and improvements — net lease and other. As a result, the carrying value of our Land, buildings and improvements — net lease and other decreased by $134.0 million from December 31, 2025 to September 30, 2026 (Note 14).

Other Lease-Related Income

2026 — For the three and nine months ended September 30, 2026, other lease-related income on our consolidated statements of income included: (i) lease termination income of $4.6 million and $19.6 million, respectively, and (ii) other lease-related settlements totaling $0.7 million and $6.3 million, respectively.

2025 — For the three and nine months ended September 30, 2025, other lease-related income on our consolidated statements of income included: (i) lease termination income of $2.9 million and $10.3 million, respectively, and (ii) other lease-related settlements totaling $0.3 million and $4.7 million, respectively.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease income — fixed	$378,444	$333,265	$1,099,593	$969,537
Lease income — variable (a)	44,055	38,822	135,398	120,513
Total operating lease income	$422,499	$372,087	$1,234,991	$1,090,050
__________
(a)Includes (i) rent increases based on changes in the U.S. Consumer Price Index (CPI) and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

Land, Buildings and Improvements — Operating Properties

At September 30, 2026, Land, buildings and improvements — operating properties consisted of our investments in four hotels and one student housing property. At December 31, 2025, Land, buildings and improvements — operating properties consisted of our investments in 11 self-storage properties, four hotels, and one student housing property. Below is a summary of our Land, buildings and improvements — operating properties (in thousands):

	September 30, 2026	December 31, 2025
Land	$16,405	$25,665
Buildings and improvements	165,775	260,414
Less: Accumulated depreciation	(54,625)	(59,626)
	$127,555	$226,453

During the nine months ended September 30, 2026, we recognized an impairment charge on our student housing operating property, which reduced the carrying value of (i) Land, buildings and improvements — operating properties by $46.7 million and (ii) In-place lease intangible assets and other by $3.4 million (Note 8). In addition, during the nine months ended September 30, 2026, the U.S. dollar strengthened against the British pound sterling, resulting in a decrease of $1.5 million in the carrying value of our Land, buildings and improvements — operating properties from December 31, 2025 to September 30, 2026.

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements attributable to operating properties was $1.2 million and $5.2 million for the three months ended September 30, 2026 and 2025, respectively, and $4.4 million and $19.0 million for the nine months ended September 30, 2026 and 2025, respectively.

W. P. Carey 9/30/2026 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)
Dispositions of Properties

During the nine months ended September 30, 2026, we sold our 11 remaining self-storage operating properties, which were classified as Land, buildings and improvements — operating properties. As a result, the carrying value of our Land, buildings and improvements — operating properties decreased by $47.3 million from December 31, 2025 to September 30, 2026 (Note 14).

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	September 30, 2026	December 31, 2025
Land, buildings and improvements — net lease and other	$11,364	$3,741
In-place lease intangible assets and other	358	—
Accumulated depreciation and amortization	(3,549)	(414)
Assets held for sale, net	$8,173	$3,327

At September 30, 2026, we had three properties classified as Assets held for sale, net, with an aggregate carrying value of $8.2 million, one of which was sold in October 2026 (Note 15). At December 31, 2025, we had one property classified as Assets held for sale, net, with an aggregate carrying value of $3.3 million, which was sold in January 2026.

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in finance leases and loans receivable (net of allowance for credit losses). Operating leases are not included in finance receivables.

Finance Receivables

Net investments in finance leases and loans receivable are summarized as follows (in thousands):

	Maturity Date	September 30, 2026	December 31, 2025
Sale-leaseback transactions accounted for as loans receivable (a)	2038 – 2057	$922,332	$857,931
Net investments in direct financing leases (b)	2026 – 2036	204,332	267,530
Secured loans receivable (c)	2026	39,388	35,783
Net investments in sales-type leases (c)	2057	10,821	10,642
		$1,176,873	$1,171,886
__________
(a)These investments are accounted for as loans receivable in accordance with ASC 310, Receivables and ASC 842, Leases. Maturity dates reflect the current lease maturity dates. Amounts are net of allowance for credit losses of $33.7 million and $35.3 million as of September 30, 2026 and December 31, 2025, respectively.
(b)Amounts are net of allowance for credit losses, as disclosed below under Net Investments in Direct Financing Leases.
(c)These investments are assessed for credit loss allowances but no such allowances were recorded as of September 30, 2026 or December 31, 2025.

As a result of foreign currency exchange rate fluctuations during the nine months ended September 30, 2026 (primarily the U.S. dollar strengthening against the euro), there was a decrease of $11.9 million in the carrying value of Net investments in finance leases and loans receivable from December 31, 2025 to September 30, 2026.

W. P. Carey 9/30/2026 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)
Income from finance leases and loans receivable is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sale-leaseback transactions accounted for as loans receivable	$20,081	$17,860	$59,028	$38,157
Net investments in direct financing leases	5,883	7,549	19,895	22,900
Secured loans receivable	744	668	2,148	1,916
Net investments in sales-type leases	246	421	731	1,259
	$26,954	$26,498	$81,802	$64,232

Loans Receivable

During the nine months ended September 30, 2026, we entered into the following sale-leaseback, which was deemed to be a loan receivable in accordance with ASC 310, Receivables and ASC 842, Leases (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Investment
Peebles, Ohio (2 properties) and Hope, Arkansas (1 property)	3	2/6/2026	Industrial	$22,345
	3			$22,345

During the nine months ended September 30, 2026 and 2025, we recorded a release of allowance for credit losses of $1.7 million and an allowance for credit losses of $17.4 million, respectively, on our sale-leaseback transactions accounted for as loans receivables due to changes in economic conditions.

In connection with two construction projects, and in accordance with ASC 310, Receivables and ASC 842, Leases, through September 30, 2026 we capitalized land and buildings totaling $81.2 million on a consolidated basis, including $47.0 million during the nine months ended September 30, 2026, which is recorded in Net investments in finance leases and loans receivable in our consolidated financial statements.

At September 30, 2026, the following construction loans are accounted for as secured loan receivables for accounting purposes in accordance with the acquisition, development and construction arrangement sub-section of ASC 310, Receivables (in thousands):

Location/Description	Funded Year to Date	Loan Maturity Date (a)	Total Funded as of
			September 30, 2026	December 31, 2025
Las Vegas, Nevada (retail)	$2,359	Dec. 2026	$20,726	$18,367
Las Vegas, Nevada (mixed use)	1,245	Nov. 2026	18,662	17,417
	$3,604		$39,388	$35,784
__________
(a)The borrowers for these construction loans retain certain loan maturity extension options.

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
Lease payments receivable	$106,963	$146,467
Unguaranteed residual value	191,031	244,928
	297,994	391,395
Less: unearned income	(91,832)	(120,120)
Less: allowance for credit losses (a)	(1,830)	(3,745)
	$204,332	$267,530
__________

W. P. Carey 9/30/2026 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
(a)During the nine months ended September 30, 2026 and 2025, we recorded a net allowance for credit losses of $14.9 million and $5.8 million, respectively, on our net investments in direct financing leases, which was included within Other gains and (losses) in our consolidated statements of income, due to changes in expected economic conditions. In addition, during the nine months ended September 30, 2026, we reduced the allowance for credit losses balance by $16.8 million, in connection with the reclassification of a property from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other, as described below.

During the nine months ended September 30, 2026, we reclassified two properties with a carrying value of $42.8 million from Net investments in finance leases and loans receivable to Land, buildings and improvements — net lease and other in connection with changes in lease classifications due to extensions of the underlying leases (Note 4).

Net Investments in Sales-Type Leases

In January 2026, we reclassified a net-lease property located in Oceanside, California, to net investments in sales-type leases for $11.0 million on our consolidated balance sheets (based on the estimated purchase price) in accordance with ASC 842, Leases, since the property was expected to be sold to the tenant leasing the property, resulting in a lease modification. In connection with this transaction, we reclassified the following amounts to Net investments in finance leases and loans receivable: (i) $8.1 million from Land, buildings and improvements — net lease and other and (ii) $1.8 million from Accumulated depreciation and amortization. We recognized an aggregate Gain on sale of real estate, net, of $4.6 million during the nine months ended September 30, 2026 related to this transaction. This property was sold in March 2026. As a result, the carrying value of Net investments in finance leases and loans receivable decreased by $10.5 million (Note 4, Note 14).

In May 2026, we reclassified a net-lease property located in Mt. Carmel, Illinois, to net investments in sales-type leases for $2.2 million on our consolidated balance sheets (based on the estimated purchase price) in accordance with ASC 842, Leases, since the property was expected to be sold to the tenant leasing the property, resulting in a lease modification. In connection with this transaction, we reclassified $2.9 million from net investments in direct financing leases, and recognized an aggregate Loss on sale of real estate, net, of $0.5 million during the nine months ended September 30, 2026, reflecting a balance of $0.2 million within Accounts payable, accrued expenses and other liabilities for this investment. This property was sold in May 2026. As a result, the carrying value of Net investments in finance leases and loans receivable decreased by $2.2 million (Note 14).

Prior to the reclassifications of certain properties to net investments in sales-type leases, earnings from such investments were recognized in Lease revenues in the consolidated financial statements.

Net investments in sales-type leases is summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
Lease payments receivable	$37,755	$38,306
Unguaranteed residual value	10,500	10,500
	48,255	48,806
Less: unearned income	(37,434)	(38,164)
	$10,821	$10,642

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both September 30, 2026 and December 31, 2025, no material balances of our finance receivables were past due. Other than the lease extensions noted above under Net Investments in Direct Financing Leases, there were no material modifications of finance receivables during the nine months ended September 30, 2026.

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

W. P. Carey 9/30/2026 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)
A summary of our finance receivables by internal credit quality rating, excluding our allowance for credit losses, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
1 – 3	15	17	$767,711	$762,969
4	9	9	444,663	448,007
5	—	—	—	—
			$1,212,374	$1,210,976

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

Net lease intangibles recorded in connection with property acquisitions during the nine months ended September 30, 2026 are described in Note 4.

Goodwill decreased by $5.0 million during the nine months ended September 30, 2026 due to foreign currency translation adjustments.

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$5,364	$(2,218)	$3,146	$3,996	$(1,578)	$2,418
	5,364	(2,218)	3,146	3,996	(1,578)	2,418
Lease Intangibles:
In-place lease	2,457,536	(1,037,187)	1,420,349	2,316,097	(993,737)	1,322,360
Above-market rent	652,631	(506,986)	145,645	668,707	(498,138)	170,569
	3,110,167	(1,544,173)	1,565,994	2,984,804	(1,491,875)	1,492,929
Goodwill
Goodwill	982,118	—	982,118	987,071	—	987,071
Total intangible assets	$4,097,649	$(1,546,391)	$2,551,258	$3,975,871	$(1,493,453)	$2,482,418

Finite-Lived Intangible Liabilities
Below-market rent	$(184,826)	$90,644	$(94,182)	$(202,319)	$98,264	$(104,055)
Total intangible liabilities	$(184,826)	$90,644	$(94,182)	$(202,319)	$98,264	$(104,055)

As a result of foreign currency exchange rate fluctuations during the nine months ended September 30, 2026 (primarily the U.S. dollar strengthening against the euro), there was a decrease of $16.3 million in the carrying value of our net intangible assets from December 31, 2025 to September 30, 2026.

W. P. Carey 9/30/2026 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)
Net amortization of intangibles, including the effect of foreign currency translation, was $44.6 million and $44.8 million for the three months ended September 30, 2026 and 2025, respectively, and $139.1 million and $133.0 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of internal-use software development and in-place lease intangibles is included in Depreciation and amortization.

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

The following table sets forth our ownership interests in our equity method investments and their respective carrying values (dollars in thousands):

		Carrying Value at
Lessee/Fund/Description	Ownership Interest	September 30, 2026	December 31, 2025
Las Vegas Retail Complex (a) (b)	47.50%	$250,249	$250,567
Harmon Retail Corner (b)	15.00%	23,175	23,641
Kesko Senukai (c) (d)	70.00%	5,600	34,732
CESH (e)	N/A	—	1,238
		$279,024	$310,178
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

We received aggregate distributions of $93.4 million and $16.0 million from our unconsolidated real estate investments for the nine months ended September 30, 2026 and 2025, respectively (including $81.2 million received from the Kesko Senukai jointly owned investment during the nine months ended September 30, 2026, as described below). At September 30, 2026 and December 31, 2025, the aggregate unamortized basis differences on our unconsolidated real estate investments were $15.6 million and $15.1 million, respectively.

Las Vegas Retail Complex

On June 10, 2021, we entered into an agreement to fund a construction loan of approximately $261.9 million (as of September 30, 2026) for a retail complex in Las Vegas, Nevada. The loan bears an interest rate of 6.0% through December 31, 2026, after which it increases to 8.0% through June 30, 2027 (which is the loan maturity date). The borrower retains additional one-year extension options. Through September 30, 2026, we funded $250.9 million. The outstanding principal on this loan was $245.9 million as of September 30, 2026.

W. P. Carey 9/30/2026 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)
On February 27, 2025, we exercised our option to purchase a 47.50% ownership interest in the partnership that owns the Las Vegas Retail Complex for $5.0 million. Effective as of that date, we began recognizing our proportionate share of revenues and expenses from this jointly owned investment.

Equity income from this investment (including interest income from the construction loan and our proportionate share of earnings from the 47.50% equity interest) was $10.9 million and $10.2 million for the nine months ended September 30, 2026 and 2025, respectively, which was recognized within Earnings from equity method investments in our consolidated statements of income.

Kesko Senukai

On May 20, 2026, we acquired all of the real estate assets held by the Kesko Senukai jointly owned investment (the “Fund”) for approximately $206.6 million. These real estate assets comprise 19 properties (18 retail and one warehouse) located in Lithuania, Latvia, and Estonia. The Fund continues to exist as an unconsolidated equity method investment, for which we still retain a 70% ownership interest (which primarily consists of cash and cash equivalents), as reflected in the table above.

In accordance with ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, the sale of assets to us was treated as a disposition for the Fund. As a result, we recognized our $49.9 million proportionate share of the gain on sale of real estate recorded by the Fund during the nine months ended September 30, 2026, which was included in Earnings from equity method investments in our consolidated statements of income. In addition, we received a distribution of $81.2 million from the Fund during the nine months ended September 30, 2026, reflecting our proportionate share of net proceeds from the transaction.

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

W. P. Carey 9/30/2026 10-Q – 21

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

We recognized non-cash unrealized losses on our investment in shares of Lineage of $35.8 million and $22.6 million during the three months ended September 30, 2026 and 2025, respectively, and $4.6 million and $91.7 million during the nine months ended September 30, 2026 and 2025, respectively, due to changes in the closing share price, which was recorded within Other gains and (losses) in the consolidated financial statements. In addition, during the nine months ended September 30, 2026 and 2025, we recognized dividends of $8.6 million and $8.4 million, respectively, from our investment in shares of Lineage, which was recorded within Non-operating income in the consolidated financial statements. The fair value of this investment was $163.0 million and $167.5 million at September 30, 2026 and December 31, 2025, respectively.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the nine months ended September 30, 2026 or 2025. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		September 30, 2026		December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2 and 3	$7,357,845	$6,912,026	$6,950,261	$6,788,238
Non-recourse mortgages, net (a) (b) (d)	3	192,374	187,816	140,646	141,311
__________
(a)The carrying value of Senior Unsecured Notes, net (Note 10) includes unamortized deferred financing costs of $35.8 million and $29.3 million at September 30, 2026 and December 31, 2025, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $0.3 million and $0.4 million at September 30, 2026 and December 31, 2025, respectively.
(b)The carrying value of Senior Unsecured Notes, net includes unamortized discount of $40.3 million and $29.8 million at September 30, 2026 and December 31, 2025, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $1.7 million and $2.4 million at September 30, 2026 and December 31, 2025, respectively.
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

W. P. Carey 9/30/2026 10-Q – 22

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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility and Unsecured Term Loan due 2029 (Note 10), but excluding finance receivables (Note 5), had fair values that approximated their carrying values at both September 30, 2026 and December 31, 2025.

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

The following tables present information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (classified as Level 3) (in thousands):

	Three Months Ended September 30,
	2026		2025
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$3,974	$6,127	$81,377	$19,474
		$6,127		$19,474

	Nine Months Ended September 30,
	2026		2025
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Real estate	$95,579	$125,556	$98,408	$30,677
		$125,556		$30,677

Impairment charges, and their related triggering events and fair value measurements, recognized during the three and nine months ended September 30, 2026, and 2025 were as follows:

Real Estate

The impairment charges described below are reflected within Impairment charges — real estate in our consolidated statements of income.

2026 — During the three and nine months ended September 30, 2026, we recognized an impairment charge of $6.1 million on a property due to changes in expected cash flows related to tenant vacancy, in order to reduce its carrying value to its estimated fair value. The fair value measurement for the property was determined by using the following unobservable inputs:

•Estimated market rent of €3.50 per square feet;
•Vacancy period of two years for property renovations, which are estimated to cost approximately €4.6 million;
•Terminal capitalization rate of 8.0%; and
•Cash flow discount rate of 9.0%.

W. P. Carey 9/30/2026 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

Additionally, during the nine months ended September 30, 2026, we recognized impairment charges totaling $103.7 million on 15 properties, in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices, less costs to sell. One of these properties was sold in August 2026.

In addition, during the nine months ended September 30, 2026, we recognized an impairment charge of $9.0 million on a property due to changes in expected cash flows related to the existing tenant’s lease expiration in 2027, in order to reduce its carrying value to its estimated fair value. The fair value measurement for the property was determined by using the following unobservable inputs:

•Estimated market rent of €1.35 million for ground and mezzanine spaces to be leased approximately two years following the tenant’s lease expiration;
•Terminal capitalization rate of 7.75%; and
•Cash flow discount rate of 10.0%.

Furthermore, during the nine months ended September 30, 2026, we recognized an impairment charge of $6.7 million on a property due to changes in expected cash flows related to the existing tenant’s lease expiration in 2027, in order to reduce its carrying value to its estimated fair value. The fair value measurement for the property was determined by using the following unobservable inputs:

•Estimated rent collection of $2 million;
•Cash flow discount rate of 9.0%;
•Expected land value of $7.9 million; and
•Residual discount rate of 15.0%.

2025 — During the three and nine months ended September 30, 2025, we recognized impairment charges totaling $19.5 million and $30.7 million on ten and 12 properties, respectively, in order to reduce their carrying values to their estimated fair values, which approximated their estimated selling prices, less costs to sell. Seven of these properties were self-storage operating properties, which were sold in October 2025 and November 2025. Three of the other properties were also sold in October 2025 and November 2025.

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

W. P. Carey 9/30/2026 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)
Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2025 Annual Report. At both September 30, 2026 and December 31, 2025, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Interest rate swaps	Other assets, net	$9,801	$244	$—	$—
Foreign currency collars	Other assets, net	4,746	1,468	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(2,913)	(13,021)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	—	(4,024)
		14,547	1,712	(2,913)	(17,045)
Derivatives Not Designated as Hedging Instruments
Foreign currency collars	Other assets, net	1,392	133	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	—	(1,390)
		1,392	133	—	(1,390)
Total derivatives		$15,939	$1,845	$(2,913)	$(18,435)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2026	2025	2026	2025
Interest rate swaps	$6,352	$3,354	$13,562	$(2,367)
Foreign currency collars	4,379	4,321	13,387	(34,674)
Total	$10,731	$7,675	$26,949	$(37,041)

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Foreign currency collars	Non-operating income	$(465)	$(1,138)	$(573)	$4,833
Interest rate swaps	Interest expense	126	(41)	(500)	593
Total		$(339)	$(1,179)	$(1,073)	$5,426
__________
(a)Excludes net gains of $0.1 million recognized on unconsolidated jointly owned investments for the three months ended September 30, 2025, and net gains of $0.1 million and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively. No such gains or losses were recognized for the three months ended September 30, 2026.

W. P. Carey 9/30/2026 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

Amounts reported in Other comprehensive income (loss) related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Non-operating income when the hedged foreign currency contracts are settled. As of September 30, 2026, we estimate that an additional $7.0 million and $(0.2) million of gains (losses) will be reclassified as Interest expense and Non-operating income, respectively, during the next 12 months.

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Foreign currency collars	Non-operating income	$1,151	$(383)	$1,577	$(4,194)
Interest rate swaps	Interest expense	(127)	20	497	(654)
Derivatives Not in Cash Flow Hedging Relationships
Foreign currency collars	Other gains and (losses)	(401)	913	2,648	(4,102)
Total		$623	$550	$4,722	$(8,950)

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

The interest rate swaps that our consolidated subsidiaries had outstanding at September 30, 2026 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2026 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	4	528,667	EUR	$7,581
Interest rate swaps	2	270,000	GBP	2,220
				$9,801
__________
(a)Fair value amounts are based on the exchange rate of the euro at September 30, 2026, as applicable.

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

W. P. Carey 9/30/2026 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)
The following table presents the foreign currency collars that we had outstanding at September 30, 2026 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2026
Designated as Cash Flow Hedging Instruments
Foreign currency collars	38	266,000	EUR	$1,574
Foreign currency collars	13	14,000	GBP	259
Not Designated as Cash Flow Hedging Instruments
Foreign currency collars	3	24,000	EUR	1,392
				$3,225

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2026. At September 30, 2026, our total credit exposure and the maximum exposure to any single counterparty was $13.4 million and $4.2 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2026, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $2.9 million and $18.5 million at September 30, 2026 and December 31, 2025, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at September 30, 2026 or December 31, 2025, we could have been required to settle our obligations under these agreements at their aggregate termination value of $2.9 million and $18.6 million, respectively.

Net Investment Hedges

Certain borrowings under our Senior Unsecured Notes, Unsecured Revolving Credit Facility, and Unsecured Term Loans (all as defined in Note 10) denominated in euro, British pounds sterling, or Canadian dollars are designated as, and are effective as, economic hedges of our net investments in foreign entities.

Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our designated borrowings under our euro-denominated senior notes and changes in the value of our euro, British pounds sterling, and Canadian dollar borrowings under our Senior Unsecured Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. Such gains (losses) related to non-derivative net investment hedges were $11.6 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively and $161.8 million and $(488.4) million for the nine months ended September 30, 2026 and 2025, respectively.

W. P. Carey 9/30/2026 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)
Note 10. Debt

Term Loan Agreement

As of both September 30, 2026 and December 31, 2025, we had a €500.0 million term loan (our “Unsecured Term Loan due 2029”). Pursuant to the credit agreement, the Unsecured Term Loan due 2029 borrowing rate at September 30, 2026 was 75 basis points over EURIBOR. Certain variable-to-fixed interest rate swaps fix the floating rate component of the per annum interest rate on our Unsecured Term Loan due 2029 at 2.00% through the end of 2027, for a total annual interest rate of approximately 2.75% as of September 30, 2026 (inclusive of the current spread). The Unsecured Term Loan due 2029 is incorporated into the Senior Unsecured Credit Facility, which is described below.

Senior Unsecured Credit Facility

On March 11, 2026, we amended our multi-currency senior unsecured credit facility to (i) replace the €215.0 million term loan due 2028 (the “EUR Term Loan due 2028”), which was repaid in February 2026, with a new C$347.3 million term loan maturing on February 14, 2028 (our “CAD Term Loan due 2028”) of an equivalent notional amount and under the same terms, definitions, and extension options, and (ii) improve pricing on our Unsecured Revolving Credit Facility (as defined below) by five basis points at all levels. As a result, as of September 30, 2026, our senior unsecured credit facility comprises (i) a $2.0 billion unsecured revolving credit facility maturing on February 14, 2029 (our “Unsecured Revolving Credit Facility”), (ii) a £270.0 million term loan maturing on February 14, 2028 (our “GBP Term Loan due 2028”), and (iii) our C$347.3 million CAD Term Loan due 2028.

The GBP Term Loan due 2028 borrowing rate at September 30, 2026 was 75 basis points over SONIA (as defined below). Certain variable-to-fixed interest rate swaps fix the floating rate component of the per annum interest rate on our GBP Term Loan due 2028 at 3.92% through the end of 2027, for a total per annum interest rate of approximately 4.67% as of September 30, 2026 (inclusive of the current spread). The CAD Term Loan due 2028 borrowing rate at September 30, 2026 was 75 basis points over CORRA (as defined below). We have an option to extend each of these term loans by up to an additional year, subject to certain customary conditions. We refer to these term loans collectively as the “Unsecured Term Loans due 2028.” We refer to our Unsecured Term Loan due 2029 and Unsecured Term Loans due 2028 collectively as our “Unsecured Term Loans.” We refer to our Unsecured Revolving Credit Facility and our Unsecured Term Loans collectively as our “Senior Unsecured Credit Facility.”

As of September 30, 2026, the aggregate principal amount (of revolving and term loans) available under the Senior Unsecured Credit Facility was able to be increased up to an amount not to exceed the U.S. dollar equivalent of $4.35 billion, subject to the conditions to increase set forth in our credit agreement.

At September 30, 2026, our Unsecured Revolving Credit Facility had available capacity of approximately $1.9 billion (net of amounts reserved for standby letters of credit totaling $2.8 million). We currently incur an annual facility fee of 0.115% of the total commitment on our Unsecured Revolving Credit Facility based on (i) our credit ratings of BBB+ and Baa1, (ii) our Leverage Ratio, and (iii) the achievement of certain sustainability key performance indicators (“KPIs”) agreed to under the credit agreement, which is included within Interest expense in our consolidated statements of income.

W. P. Carey 9/30/2026 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)
The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

Senior Unsecured Credit Facility	Interest Rate at September 30, 2026 (a)	Maturity Date at September 30, 2026	Principal Outstanding Balance at
			September 30, 2026	December 31, 2025
Unsecured Term Loans: (b)
Unsecured Term Loan due 2029 — borrowing in euros (c)	2.75%	4/24/2029	$567,750	$587,500
GBP Term Loan due 2028 — borrowing in British pounds sterling (d)	4.67%	2/14/2028	358,734	363,569
CAD Term Loan due 2028 — borrowing in Canadian dollars (e)	CORRA + 0.75%	2/14/2028	244,891	—
EUR Term Loan due 2028 — borrowing in euros (f)	N/A	N/A	—	252,625
			1,171,375	1,203,694
Unsecured Revolving Credit Facility:
Borrowing in U.S. dollars (g)	SOFR + 0.635%	2/14/2029	39,000	258,000
Borrowing in euros	EURIBOR + 0.635%	2/14/2029	28,388	66,975
Borrowing in Canadian dollars	N/A	N/A	—	53,316
Borrowing in British pounds sterling	N/A	N/A	—	41,743
Borrowing in Japanese yen	N/A	N/A	—	15,383
			67,388	435,417
			$1,238,763	$1,639,111
__________
(a)The applicable interest rate at September 30, 2026 was based on the credit ratings for our Senior Unsecured Notes of BBB+/Baa1, our Leverage Ratio, and the achievement of certain sustainability KPIs.
(b)Balance excludes unamortized discount of $5.2 million and $6.9 million at September 30, 2026 and December 31, 2025, respectively, and unamortized deferred financing costs of $0.3 million and $0.4 million at September 30, 2026 and December 31, 2025, respectively.
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

W. P. Carey 9/30/2026 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)
Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $7.4 billion at September 30, 2026 (the “Senior Unsecured Notes”).

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

Interest on the Senior Unsecured Notes is payable annually or semi-annually in arrears. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 15 to 35 basis points (except for our 3.410% Senior Notes due 2029 and 3.700% Senior Notes due 2032, which are subject to different repayment provisions). The following table presents a summary of our Senior Unsecured Notes outstanding at September 30, 2026 (currency in thousands):

		Principal Amount	Coupon Rate	Maturity Date	Principal Outstanding Balance at
Senior Unsecured Notes, net	Issue Date				September 30, 2026	December 31, 2025
2.250% Senior Notes due 2026 (a)	10/9/2018	€500,000	2.250%	4/9/2026	$—	$587,500
4.250% Senior Notes due 2026 (b)	9/12/2016	$350,000	4.250%	10/1/2026	—	350,000
2.125% Senior Notes due 2027	3/6/2018	€500,000	2.125%	4/15/2027	567,750	587,500
1.350% Senior Notes due 2028	9/19/2019	€500,000	1.350%	4/15/2028	567,750	587,500
3.850% Senior Notes due 2029	6/14/2019	$325,000	3.850%	7/15/2029	325,000	325,000
3.410% Senior Notes due 2029	9/28/2022	€150,000	3.410%	9/28/2029	170,325	176,250
0.950% Senior Notes due 2030	3/8/2021	€525,000	0.950%	6/1/2030	596,138	616,875
4.650% Senior Notes due 2030	7/10/2025	$400,000	4.650%	7/15/2030	400,000	400,000
2.400% Senior Notes due 2031	10/14/2020	$500,000	2.400%	2/1/2031	500,000	500,000
3.250% Senior Notes due 2031	2/24/2026	€500,000	3.250%	10/2/2031	567,750	—
2.450% Senior Notes due 2032	10/15/2021	$350,000	2.450%	2/1/2032	350,000	350,000
4.250% Senior Notes due 2032	5/16/2024	€650,000	4.250%	7/23/2032	738,075	763,750
3.700% Senior Notes due 2032	9/28/2022	€200,000	3.700%	9/28/2032	227,100	235,000
2.250% Senior Notes due 2033	2/25/2021	$425,000	2.250%	4/1/2033	425,000	425,000
5.375% Senior Notes due 2034	6/28/2024	$400,000	5.375%	6/30/2034	400,000	400,000
3.700% Senior Notes due 2034	11/19/2024	€600,000	3.700%	11/19/2034	681,300	705,000
3.750% Senior Notes due 2035	2/24/2026	€500,000	3.750%	5/10/2035	567,750	—
5.200% Senior Notes due 2036	7/2/2026	$350,000	5.200%	9/15/2036	350,000	—
Total principal outstanding					7,433,938	7,009,375
Unamortized discount					(40,294)	(29,819)
Unamortized deferred financing costs					(35,799)	(29,295)
Total					$7,357,845	$6,950,261
__________
(a)In March 2026, we repaid our €500 million of 2.250% Senior Notes due 2026.
(b)In July 2026, we prepaid our $350 million of 4.250% Senior Notes due 2026 with no associated prepayment costs.

Covenants

The credit agreements for our Senior Unsecured Credit Facility, each of the Senior Unsecured Notes, and certain of our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. There have been no significant changes in our debt covenants from what was disclosed in the 2025 Annual Report. We were in compliance with all of these covenants at September 30, 2026.

W. P. Carey 9/30/2026 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)
Non-Recourse Mortgages

At September 30, 2026, the weighted-average interest rate for our total non-recourse mortgage notes payable was 4.7% (fixed-rate and variable-rate non-recourse mortgage notes payable were 4.9% and 4.4%, respectively), with maturity dates ranging from May 2027 to February 2033.

During the nine months ended September 30, 2026, we assumed a non-recourse mortgage loan with an aggregate principal balance of $97.8 million and an interest rate of EURIBOR + 2.10%, in connection with the acquisition of a portfolio of properties from a jointly owned investment in which we own a 70% interest and account for as an equity method investment. In conjunction with the assumption of this mortgage loan, we extended the loan maturity date from August 31, 2026 to April 30, 2031 (Note 4, Note 7).

Repayments

During the nine months ended September 30, 2026, we repaid non-recourse mortgage loans at or close to maturity with an aggregate principal balance of approximately $36.9 million. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 5.5%.

Foreign Currency Exchange Rate Impact

As a result of foreign currency exchange rate fluctuations during the nine months ended September 30, 2026 (primarily the U.S. dollar strengthening against the euro), there was a decrease of $219.0 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2025 to September 30, 2026.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of September 30, 2026 are as follows (in thousands):

Years Ending December 31,	Total
2026 (remainder)	$1,794
2027	581,688
2028	1,249,600
2029	1,145,993
2030	1,000,611
Thereafter through 2036	4,887,406
Total principal payments	8,867,092
Unamortized discount, net	(47,211)
Unamortized deferred financing costs	(36,364)
Total	$8,783,517

Certain amounts in the table above are based on the applicable foreign currency exchange rate at September 30, 2026.

Note 11. Commitments and Contingencies

At September 30, 2026, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. In addition, we capitalize our captive insurance company in accordance with applicable regulatory requirements (Note 3).

W. P. Carey 9/30/2026 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)
Note 12. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2025 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the nine months ended September 30, 2026. We recorded stock-based compensation expense of $10.0 million and $11.2 million during the three months ended September 30, 2026 and 2025, respectively, and $31.3 million and $31.2 million for the nine months ended September 30, 2026 and 2025, respectively which was included in Stock-based compensation expense in the consolidated financial statements.

Restricted and Conditional Awards

Nonvested restricted share awards (“RSAs”), restricted share units (“RSUs”), and performance share units (“PSUs”) at September 30, 2026 and changes during the nine months ended September 30, 2026 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2026	615,908	$64.34	693,820	$88.40
Granted (a)	446,739	69.65	208,661	90.48
Vested (b)	(303,560)	68.17	(121,629)	144.54
Forfeited	(11,135)	64.90	(1,932)	86.11
Adjustment (c)	—	—	(32,257)	68.41
Nonvested at September 30, 2026 (d)	747,952	$65.95	746,663	$78.66
__________
(a)The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period. To estimate the fair value of PSUs granted during the nine months ended September 30, 2026, we used a risk-free interest rate of 3.6%, an expected volatility rate of 20.7%, and assumed a dividend yield of zero.
(b)The grant date fair value of shares vested during the nine months ended September 30, 2026 was $38.3 million. Employees and non-employee directors have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At September 30, 2026 and December 31, 2025, we had an obligation to issue 1,504,465 and 1,335,743 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $100.9 million and $80.2 million, respectively.
(c)Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments at September 30, 2026 to reflect the number of shares expected to be issued when the PSUs vest.
(d)At September 30, 2026, total unrecognized compensation expense related to these awards was approximately $56.1 million, with an aggregate weighted-average remaining term of 2.1 years.

W. P. Carey 9/30/2026 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)
Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income — basic and diluted	$140,950	$140,996	$502,641	$318,040

Weighted-average shares outstanding — basic	230,835,841	220,562,909	225,846,771	220,511,825
Effect of dilutive securities	866,086	524,924	1,212,963	521,803
Weighted-average shares outstanding — diluted	231,701,927	221,087,833	227,059,734	221,033,628

For the three and nine months ended September 30, 2026 and 2025, potentially dilutive securities excluded from the computation of diluted earnings per share were insignificant.

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

W. P. Carey 9/30/2026 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)
Our ATM Forwards and Equity Forwards are presented below (net proceeds in thousands):

	Shares Offered	Outstanding Shares as of September 30, 2026	Proceeds Available at September 30, 2026
ATM Forwards	11,530,313	6,662,418	$471,104
Equity Forwards	6,900,000	950,000	66,430
		7,612,418	$537,534

The following table sets forth certain information regarding the settlement of our forward equity during the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares of common stock delivered	2,301,613	—	10,817,895	—
Net proceeds	$150,372	$—	$742,385	$—

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30, 2026
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$871	$(242,608)	$(241,737)
Other comprehensive income before reclassifications	10,392	924	11,316
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	465	—	465
Interest expense	(126)	—	(126)
Total	339	—	339
Net current period other comprehensive income	10,731	924	11,655
Net current period other comprehensive income attributable to noncontrolling interests	—	5	5
Ending balance	$11,602	$(241,679)	$(230,077)

	Three Months Ended September 30, 2025
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(24,354)	$(240,396)	$(264,750)
Other comprehensive income before reclassifications	6,634	(5,204)	1,430
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	1,138	—	1,138
Interest expense	41	—	41
Total	1,179	—	1,179
Net current period other comprehensive income	7,813	(5,204)	2,609
Net current period other comprehensive loss attributable to noncontrolling interests	—	(81)	(81)
Ending balance	$(16,541)	$(245,681)	$(262,222)

W. P. Carey 9/30/2026 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2026
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(15,454)	$(237,892)	$(253,346)
Other comprehensive income before reclassifications	25,983	(9,322)	16,661
Amounts reclassified from accumulated other comprehensive loss to:
Loss on sale of real estate, net (Note 14)	—	5,479	5,479
Non-operating income	573	—	573
Interest expense	500	—	500
Total	1,073	5,479	6,552
Net current period other comprehensive income	27,056	(3,843)	23,213
Net current period other comprehensive loss attributable to noncontrolling interests	—	56	56
Ending balance	$11,602	$(241,679)	$(230,077)

	Nine Months Ended September 30, 2025
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$20,274	$(270,506)	$(250,232)
Other comprehensive loss before reclassifications	(31,389)	25,308	(6,081)
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(4,833)	—	(4,833)
Interest expense	(593)	—	(593)
Total	(5,426)	—	(5,426)
Net current period other comprehensive loss	(36,815)	25,308	(11,507)
Net current period other comprehensive income attributable to noncontrolling interests	—	(483)	(483)
Ending balance	$(16,541)	$(245,681)	$(262,222)

See Note 9 for additional information on our derivatives activity recognized within Other comprehensive income (loss) for the periods presented.

Dividends Declared

During the third quarter of 2026, our board of directors declared a quarterly dividend of $0.950 per share, which was paid on October 15, 2026 to stockholders of record as of September 30, 2026.

During the nine months ended September 30, 2026, we declared dividends totaling $2.820 per share.

Note 13. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and nine months ended September 30, 2026 and 2025.

W. P. Carey 9/30/2026 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)
Certain of our subsidiaries have elected taxable REIT subsidiary (“TRS”) status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three and nine months ended September 30, 2026 and 2025.

Current income tax expense was $9.9 million and $9.7 million for the three months ended September 30, 2026 and 2025, respectively, and $32.6 million and $32.4 million for the nine months ended September 30, 2026 and 2025, respectively. Deferred income tax (expense) benefit was $(0.6) million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively, and $(5.6) million and $(0.8) million for the nine months ended September 30, 2026 and 2025, respectively.

Note 14. Property Dispositions

All property dispositions are also discussed in Note 4 and Note 5.

2026 — During the three and nine months ended September 30, 2026, we sold five and 33 properties, respectively, for total proceeds, net of selling costs, of $26.5 million and $259.2 million, respectively, and recognized a net gain on these sales totaling $7.0 million and $66.9 million, respectively (inclusive of income taxes totaling $0.1 million and $1.1 million, respectively, recognized upon sale).

This disposition activity for the nine months ended September 30, 2026 includes the sale of our 11 remaining self-storage operating properties for total proceeds, net of selling costs, of $73.0 million, resulting in a net gain on these sales totaling $28.8 million.

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

Note 15. Subsequent Events

In October 2026, we completed three acquisitions totaling approximately $144.5 million. They are as follows:

•$7.6 million for a manufacturing facility in Rocky Mount, North Carolina;
•$34.5 million on a consolidated basis (of which our proportionate share is approximately $33.3 million) for a warehouse facility in Itasca, Illinois; we own a 90% controlling interest in this investment, which we consolidate; and
•$102.4 million for a portfolio of six industrial facilities in Illinois and Wisconsin.

Dispositions

In October 2026, we sold three properties for gross proceeds totaling $7.5 million. One of these properties was classified as held for sale as of September 30, 2026 (Note 4).

W. P. Carey 9/30/2026 10-Q – 36

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

Financial Highlights

During the nine months ended September 30, 2026, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•We acquired 19 investments totaling $1.5 billion (Note 4, Note 5), including a portfolio of 19 properties previously owned by one of our unconsolidated equity method investments (Note 7).
•We completed six construction projects totaling $91.3 million (Note 4).
•We committed to fund three new construction projects totaling approximately $50.0 million. We currently expect to complete these projects in 2027 and 2028 (Note 4).
•We entered into a purchase agreement to acquire one industrial facility located in Noblejas, Spain, for approximately $37.4 million, which is expected to be completed in 2027 (Note 4).
•We funded approximately $3.6 million for construction loans for projects in Las Vegas, Nevada, during the nine months ended September 30, 2026 (Note 5).

Dispositions

•We disposed of 33 properties for total proceeds, net of selling costs, of $259.2 million, including our 11 remaining self-storage operating properties for total proceeds, net of selling costs, of $73.0 million (Note 14).

Financing and Capital Markets Transactions

•During the nine months ended September 30, 2026, we sold 6,900,000 shares of common stock through our Equity Forwards and 5,271,817 shares of common stock through our ATM Forwards, for gross proceeds totaling approximately $496.8 million and $391.8 million, respectively (Note 12).
•During the nine months ended September 30, 2026, we settled a portion of our Equity Forwards and ATM Forwards by delivering 5,950,000 and 4,867,895 shares of common stock, respectively, to certain forward purchasers for net proceeds totaling $742.4 million (Note 12).
•As of September 30, 2026, we have 950,000 and 6,662,418 shares outstanding under our Equity Forwards and ATM Forwards, respectively, for available proceeds totaling approximately $537.5 million (Note 12).
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
•In March 2026, we repaid our €500 million of 2.250% Senior Notes due 2026 (Note 10).
•On July 2, 2026, we completed an underwritten public offering of $350 million of 5.200% Senior Notes due 2036, at a price of 99.015% of par value (Note 10).
•In July 2026, we prepaid our $350 million of 4.250% Senior Notes due 2026 with no associated prepayment costs (Note 10).

W. P. Carey 9/30/2026 10-Q – 37

•On March 11, 2026, we amended our Senior Unsecured Credit Facility to replace the €215.0 million EUR Term Loan due 2028, which was repaid in February 2026, with a new C$347.3 million term loan maturing on February 14, 2028 (our “CAD Term Loan due 2028”) of an equivalent notional amount and under the same terms, definitions, and extension options (Note 10).

Dividends to Stockholders

We declared cash dividends totaling $2.820 per share during the nine months ended September 30, 2026, comprising three quarterly dividends per share of $0.950, $0.940, and $0.930 (Note 12).

Consolidated Results

(in thousands, except shares)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues	$468,301	$431,303	$1,383,874	$1,271,938

Net income attributable to W. P. Carey	140,950	140,996	502,641	318,040

Dividends declared	220,651	201,142	645,792	596,534

Net cash provided by operating activities (a)			938,572	977,686
Net cash used in investing activities			(1,282,506)	(756,981)
Net cash provided by (used in) financing activities			276,103	(582,345)

Supplemental financial measures (b):
Adjusted funds from operations attributable to W. P. Carey (AFFO)	308,235	276,629	902,336	817,119

Diluted weighted-average shares outstanding	231,701,927	221,087,833	227,059,734	221,033,628
__________
(a)Amounts for the nine months ended September 30, 2026 and 2025 include $11.5 million and $200.2 million, respectively, of proceeds from the sales of net investments in sales-type leases (Note 5). Such proceeds are included within Net cash provided by operating activities in accordance with ASC 842, Leases.
(b)We consider Adjusted funds from operations (“AFFO”), a supplemental measure that is not defined by GAAP (a “non-GAAP measure”), to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Revenues

Total revenues increased for the three and nine months ended September 30, 2026 as compared to the same periods in 2025, primarily due to net investment activity and rent escalations, partly offset by lower operating property revenues as a result of self-storage operating property dispositions (Note 14).

Net Income Attributable to W. P. Carey

Net income attributable to W. P. Carey for the three months ended September 30, 2026 was unchanged as compared to the same period in 2025. A lower gain on sale of real estate (Note 14) was substantially offset by the accretive impact of net investment activity and lower impairment charges (Note 8).

Net income attributable to W. P. Carey increased for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to higher gains from remeasurement of foreign debt, lower non-cash unrealized losses recognized on our investment in shares of Lineage, (Note 8), our proportionate share of a gain on sale of real estate recognized by a jointly

W. P. Carey 9/30/2026 10-Q – 38

owned investment during the current year periods (Note 7), and the accretive impact of net investment activity, partially offset by higher impairment charges (Note 8) and lower gain on sale of real estate (Note 14).

AFFO

AFFO increased for the three and nine months ended September 30, 2026 as compared to the same periods in 2025, primarily reflecting accretive net investment activity and rent escalations, partially offset by the settlement of forward equity.

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

Portfolio Summary

Net-leased Properties	September 30, 2026	December 31, 2025
ABR (in thousands)	$1,657,989	$1,553,312
Number of net-leased properties	1,755	1,682
Number of tenants	383	371
Total square footage (in thousands)	188,723	183,498
Occupancy	98.6%	98.0%
Weighted-average lease term (in years)	12.0	12.0

Operating Properties
Number of operating properties:	5	16
Number of self-storage operating properties (a)	—	11
Number of hotel operating properties	4	4
Number of student housing operating properties	1	1

Number of countries (b)	24	25
Total assets (in thousands)	$18,663,428	$17,990,232
Net investments in real estate (in thousands)	16,210,721	15,469,174

	Nine Months Ended September 30,
	2026	2025
Acquisition volume (in millions) (c)	$1,487.5	$1,423.2
Construction projects completed (in millions)	91.3	46.9
Average U.S. dollar/euro exchange rate	1.1613	1.1180
Average U.S. dollar/British pound sterling exchange rate	1.3445	1.3140

_________
(a)During the nine months ended September 30, 2026, we sold our 11 remaining self-storage operating properties (Note 14).
(b)We sold our final investment in Japan during the nine months ended September 30, 2026 (Note 14).
(c)Amount for the nine months ended September 30, 2025 includes $3.2 million of funding for a construction loan accounted for as an equity investment (Note 7). Amount for the nine months ended September 30, 2025 includes $5.0 million to acquire a 47.50% ownership interest in that equity investment (Note 7). Amounts for the nine months ended September 30, 2026 and 2025 include $3.6 million and $2.8 million, respectively, of funding for two construction loans accounted for as secured loans receivable (Note 5). Amounts for the nine months ended September 30, 2026 and 2025 include $22.3 million and $361.4 million, respectively, of sale-leasebacks classified as loans receivable (Note 5).

W. P. Carey 9/30/2026 10-Q – 39

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at September 30, 2026 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
Extra Space Storage	Net lease self-storage properties in the U.S. leased to publicly traded self-storage REIT	43	$42,578	2.6%	22.9
Apotex (a)	Pharmaceutical R&D and manufacturing properties in the Greater Toronto Area leased to generic drug manufacturer	11	34,451	2.1%	16.5
Life Time Fitness	Health and fitness facilities in the U.S. leased to premium athletic club operator	12	32,450	2.0%	7.1
Nord Anglia	K-12 private schools in Orlando, Miami, Houston and Chicago leased to international day and boarding school operator	4	29,415	1.8%	22.7
GardenCore	Manufacturing, packaging and industrial outdoor storage (IOS) facilities in the U.S. leased to producer and supplier of mulch and other lawn and garden products	43	29,120	1.7%	19.7
Metro Italia (b)	Business-to-business retail stores in Italy leased to cash and carry wholesaler	18	28,562	1.7%	4.6
Fortenova (b)	Grocery stores and one warehouse in Croatia leased to European food retailer	19	28,266	1.7%	7.6
OBI (b)	Retail properties in Poland leased to German DIY retailer	26	26,959	1.6%	7.4
TI Automotive (a) (c)	Automotive parts manufacturing properties in the U.S., Canada and Mexico leased to OEM supplier	20	26,161	1.6%	18.3
Fedrigoni (b)	Industrial and warehouse facilities in Germany, Italy and Spain leased to global manufacturer of premium packaging and labels	16	24,659	1.5%	17.2
		212	$302,621	18.3%	14.8
__________
(a)ABR from these properties is denominated in U.S. dollars.
(b)ABR amounts are subject to fluctuations in foreign currency exchange rates.
(c)Of the 20 properties leased to TI Automotive, nine are located in Canada, six are located in Mexico, and five are located in the United States.

W. P. Carey 9/30/2026 10-Q – 40

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
South
Texas	$103,427	6.2%	12,044	6.4%
Florida	46,326	2.8%	3,798	2.0%
Tennessee	39,424	2.4%	4,476	2.4%
Georgia	27,708	1.7%	2,982	1.6%
Alabama	24,412	1.5%	2,905	1.5%
Other (b)	43,222	2.6%	4,498	2.4%
Total South	284,519	17.2%	30,703	16.3%
Midwest
Illinois	75,448	4.5%	9,639	5.1%
Ohio	52,815	3.2%	8,837	4.7%
Indiana	44,028	2.7%	6,251	3.3%
Michigan	28,844	1.7%	4,613	2.4%
Wisconsin	20,852	1.3%	3,200	1.7%
Other (b)	61,527	3.7%	7,170	3.8%
Total Midwest	283,514	17.1%	39,710	21.0%
East
North Carolina	44,367	2.7%	9,103	4.8%
Kentucky	30,466	1.8%	4,485	2.4%
Massachusetts	29,917	1.8%	1,436	0.8%
Pennsylvania	29,783	1.8%	3,416	1.8%
New Jersey	26,600	1.6%	1,139	0.6%
New York	24,757	1.5%	2,382	1.3%
South Carolina	20,598	1.2%	4,515	2.4%
Other (b)	42,952	2.6%	5,643	3.0%
Total East	249,440	15.0%	32,119	17.1%
West
California	79,347	4.8%	5,316	2.8%
Arizona	25,331	1.5%	2,544	1.3%
Nevada	18,084	1.1%	485	0.3%
Other (b)	71,480	4.3%	6,612	3.5%
Total West	194,242	11.7%	14,957	7.9%
United States Total	1,011,715	61.0%	117,489	62.3%
International
Poland	82,937	5.0%	11,204	5.9%
Canada (c)	75,543	4.6%	6,245	3.3%
Italy	74,654	4.5%	9,914	5.2%
The Netherlands	68,831	4.2%	6,847	3.6%
United Kingdom	65,134	3.9%	4,837	2.6%
Germany	52,048	3.1%	5,705	3.0%
Spain	45,096	2.7%	4,677	2.5%
Croatia	29,179	1.8%	2,063	1.1%
Mexico (d)	28,147	1.7%	4,328	2.3%
Denmark	27,261	1.6%	3,002	1.6%
France	25,512	1.5%	2,017	1.1%
Lithuania	17,891	1.1%	2,014	1.1%
Other (e)	54,041	3.3%	8,381	4.4%
International Total	646,274	39.0%	71,234	37.7%
Total	$1,657,989	100.0%	188,723	100.0%

W. P. Carey 9/30/2026 10-Q – 41

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$646,718	39.0%	87,412	46.3%
Warehouse	412,166	24.9%	66,313	35.1%
Retail (f)	364,465	22.0%	23,482	12.5%
Other (g)	234,640	14.1%	11,516	6.1%
Total	$1,657,989	100.0%	188,723	100.0%
__________
(a)Includes square footage for any vacant properties.
(b)Other properties within South include assets in Arkansas, Louisiana, Oklahoma, and Mississippi. Other properties within Midwest include assets in Kansas, Minnesota, Iowa, Missouri, Nebraska, South Dakota, and North Dakota. Other properties within East include assets in Virginia, Maryland, West Virginia, Connecticut, New Hampshire, and Maine. Other properties within West include assets in Utah, Oregon, Colorado, Montana, Idaho, Hawaii, Washington, Wyoming, and New Mexico.
(c)$52.6 million (70%) of ABR from properties in Canada is denominated in U.S. dollars, with the balance denominated in Canadian dollars.
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

W. P. Carey 9/30/2026 10-Q – 42

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type (a)	ABR	ABR Percent	Square Footage	Square Footage Percent
Packaged Foods & Meats	$148,714	9.0%	18,140	9.6%
Food Retail	138,580	8.4%	10,147	5.4%
Home Improvement Retail	98,336	5.9%	11,996	6.4%
Automotive Retail	94,364	5.7%	7,712	4.1%
Auto Parts & Equipment	82,996	5.0%	12,074	6.4%
Education Services	68,937	4.2%	2,921	1.5%
Air Freight & Logistics	66,843	4.0%	10,006	5.3%
Pharmaceuticals	49,621	3.0%	3,076	1.6%
Industrial Machinery	49,295	3.0%	6,856	3.6%
Leisure Facilities	45,527	2.7%	2,020	1.1%
Self-Storage REITs	42,578	2.6%	3,171	1.7%
Metal, Glass & Plastic Containers	39,944	2.4%	5,318	2.8%
Trading Companies & Distributors	38,941	2.3%	8,504	4.5%
Building Products	38,756	2.3%	7,748	4.1%
Environmental & Facilities Services	33,480	2.0%	2,321	1.2%
Paper Products	30,625	1.8%	5,540	2.9%
Other Specialty Retail	27,806	1.7%	3,127	1.7%
Specialty Chemicals	27,637	1.7%	4,874	2.6%
Construction Materials	24,024	1.5%	3,781	2.0%
Diversified Support Services	22,222	1.3%	1,835	1.0%
Food Distributors	21,066	1.3%	1,552	0.8%
Construction Machinery	20,848	1.3%	2,733	1.5%
Consumer Staples Merchandise Retail	20,007	1.2%	1,667	0.9%
Commodity Chemicals	17,230	1.0%	2,517	1.3%
Diversified Metals	16,726	1.0%	3,389	1.8%
Other (61 industries, each <1% ABR) (b)	392,886	23.7%	45,698	24.2%
Total	$1,657,989	100.0%	188,723	100.0%
__________
(a)Industry classification is based on the Global Industry Classification Standard (GICS) framework.
(b)Includes square footage for vacant properties.

W. P. Carey 9/30/2026 10-Q – 43

Lease Expirations
(in thousands, except percentages, number of leases, and number of tenants)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
Remaining 2026	8	7	$27,845	1.7%	2,681	1.4%
2027	32	22	45,904	2.8%	4,029	2.1%
2028	45	27	68,828	4.1%	7,565	4.0%
2029	53	39	66,234	4.0%	7,446	3.9%
2030	33	28	40,372	2.4%	3,880	2.1%
2031	48	30	80,967	4.9%	9,693	5.1%
2032	47	25	65,668	4.0%	8,905	4.7%
2033	35	26	89,242	5.4%	12,001	6.4%
2034	73	28	110,902	6.7%	10,887	5.8%
2035	24	20	78,842	4.8%	8,805	4.7%
2036	49	24	74,007	4.5%	8,586	4.5%
2037	49	26	71,959	4.3%	9,591	5.1%
2038	49	16	31,848	1.9%	3,045	1.6%
2039	100	27	76,677	4.6%	11,329	6.0%
Thereafter (>2039)	332	130	728,694	43.9%	77,691	41.2%
Vacant	—	—	—	—%	2,589	1.4%
Total	977		$1,657,989	100.0%	188,723	100.0%
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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of September 30, 2026. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties and is presented on a pro rata basis.

Results of Operations

We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality, and number of our properties. We focus our efforts on accretive investing and improving portfolio quality through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio.

W. P. Carey 9/30/2026 10-Q – 44

Revenues

The following table presents revenues (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Real Estate Revenues
Lease revenues from:
Existing net-leased properties	$355,169	$346,191	$8,978	$1,060,657	$1,033,560	$27,097
Recently acquired net-leased properties	68,379	18,248	50,131	170,362	28,420	141,942
Net-leased properties sold or held for sale	(1,049)	7,648	(8,697)	3,972	28,070	(24,098)
Total lease revenues (includes reimbursable tenant costs)	422,499	372,087	50,412	1,234,991	1,090,050	144,941
Income from finance leases and loans receivable	26,954	26,498	456	81,802	64,232	17,570
Operating property revenues from:
Existing operating properties	12,247	11,650	597	34,029	33,098	931
Operating properties sold or reclassified to net-leased properties	—	15,121	(15,121)	1,906	61,054	(59,148)
Total operating property revenues	12,247	26,771	(14,524)	35,935	94,152	(58,217)
Other lease-related income	5,726	3,660	2,066	27,387	16,424	10,963
Investment Management Revenues
Other advisory income and reimbursements	500	1,069	(569)	2,500	3,208	(708)
Asset management revenue	375	1,218	(843)	1,259	3,872	(2,613)
	$468,301	$431,303	$36,998	$1,383,874	$1,271,938	$111,936

Lease Revenues

“Existing net-leased properties” are those that we acquired or placed into service prior to January 1, 2025 and that were not sold or held for sale during the periods presented. For the periods presented, there were 1,369 existing net-leased properties.

W. P. Carey 9/30/2026 10-Q – 45

For the three and nine months ended September 30, 2026 as compared to the same periods in 2025, lease revenues from existing net-leased properties increased due to the following items (in millions):
__________
(a)Increase for the three months ended September 30, 2026 as compared to the same period in 2025 primarily comprises (i) the collection of overdue rent during the third quarter of 2026 from a tenant that filed for insolvency in June 2026 and (ii) the collection of overdue reimbursable real estate taxes from a tenant (which are recorded in lease revenues). Increase for the nine months ended September 30, 2026 as compared to the same period in 2025 primarily comprises (i) write-offs of straight-line rent adjustments and (ii) the collection of overdue reimbursable real estate taxes from a tenant (which are recorded in lease revenues).
(b)Excludes fixed minimum rent increases, which are reflected as straight-line rent adjustments within lease revenues.

“Recently acquired net-leased properties” are those that we acquired or placed into service subsequent to December 31, 2024 and that were not sold or held for sale during the periods presented. Since January 1, 2025, we acquired 45 investments (comprising 283 properties) and placed four properties into service.

W. P. Carey 9/30/2026 10-Q – 46

“Net-leased properties sold or held for sale” include:

•22 net-leased properties disposed of during the nine months ended September 30, 2026;
•three net-leased properties classified as held for sale at September 30, 2026 (one of which was sold in October 2026); and
•64 net-leased properties disposed of during the year ended December 31, 2025.

Our dispositions are more fully described in Note 14.

Income from Finance Leases and Loans Receivable

For the three and nine months ended September 30, 2026 as compared to the same periods in 2025, income from finance leases and loans receivable increased due to the following items (in millions):

W. P. Carey 9/30/2026 10-Q – 47

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
•11 self-storage operating properties sold during the nine months ended September 30, 2026;
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

Operating Expenses

Depreciation and Amortization

For the three and nine months ended September 30, 2026 as compared to the same periods in 2025, depreciation and amortization expense increased by $3.6 million and $23.9 million, respectively, primarily due to the net impact of accelerated depreciation and amortization related to (i) lease amendments at certain properties and (ii) the demolition of certain properties in connection with redevelopment projects, as well as the impact of net investment activity.

General and Administrative

For the three and nine months ended September 30, 2026 as compared to the same periods in 2025, general and administrative expense increased by $1.7 million and $3.8 million, respectively, primarily due to higher professional fees and employee compensation expense.

Property Expenses, Excluding Reimbursable Tenant Costs

For the three months ended September 30, 2026 as compared to the same period in 2025, property expenses, excluding reimbursable tenant costs, decreased by $2.6 million, primarily due to the collection of overdue real estate taxes from certain tenants during the current year period (which were previously recorded as property expenses).

For the nine months ended September 30, 2026 as compared to the same period in 2025, property expenses, excluding reimbursable tenant costs, increased by $1.8 million, primarily due to demolition costs incurred at certain construction projects, partially offset by the impact of dispositions of certain vacant properties (for which we previously recorded non-reimbursable property expenses) and the collection of overdue real estate taxes from certain tenants during the current year period (which were previously recorded as property expenses).

W. P. Carey 9/30/2026 10-Q – 48

Stock-Based Compensation Expense

For the three months ended September 30, 2026 as compared to the same period in 2025, stock-based compensation expense decreased by $1.2 million, primarily due to changes in projected PSU payouts.

Operating Property Expenses

For the three and nine months ended September 30, 2026 as compared to the same periods in 2025, operating property expenses decreased by $5.8 million and $21.8 million, respectively, primarily due to the disposal of all of our self-storage operating properties during 2025 and 2026, as described above and in Note 14.

Impairment Charges — Real Estate

Our impairment charges on real estate are more fully described in Note 8.

Other Income and Expenses, and Provision for Income Taxes

Interest Expense

For the three months ended September 30, 2026 as compared to the same period in 2025, interest expense increased by $5.2 million, primarily due to higher outstanding balances and interest rates on our Senior Unsecured Notes, partially offset by lower outstanding balances on our Unsecured Revolving Credit Facility.

For the nine months ended September 30, 2026 as compared to the same period in 2025, interest expense increased by $22.0 million, primarily due to higher outstanding balances and interest rates on our Senior Unsecured Notes, partially offset by lower outstanding balances on our Unsecured Revolving Credit Facility and the reduction of our mortgage debt outstanding by prepaying or repaying at or close to maturity a total of $302.0 million of non-recourse mortgage loans with a weighted-average interest rate of 4.6% since January 1, 2025 (Note 10).

The following table presents certain information about our outstanding debt (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average outstanding debt balance	$8,980,254	$8,796,494	$9,133,513	$8,442,383
Weighted-average interest rate	3.3%	3.2%	3.2%	3.2%

W. P. Carey 9/30/2026 10-Q – 49

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

The following table presents other gains and (losses) (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Other Gains and (Losses)
Non-cash unrealized losses related to a decrease in the fair value of our investment in shares of Lineage Logistics (Note 8)	$(35,843)	$(22,625)	$(13,218)	$(4,569)	$(91,717)	$87,148
Change in allowance for credit losses on finance receivables (Note 5)	(7,537)	(4,766)	(2,771)	(13,234)	(26,968)	13,734
Net realized and unrealized gains (losses) on foreign currency exchange rate movements (a)	2,358	(4,436)	6,794	28,674	(98,758)	127,432
Non-cash unrealized (losses) gains on non-hedging derivatives	(401)	913	(1,314)	2,648	(4,102)	6,750
Other	(143)	(97)	(46)	264	(431)	695
	$(41,566)	$(31,011)	$(10,555)	$13,783	$(221,976)	$235,759
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

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gains and losses on (i) the sale of properties that were disposed of, net of taxes, (ii) properties subject to the exercise of a purchase option, (iii) properties subject to a purchase agreement resulting in a lease modification during the reporting period, and (iv) the reclassification of foreign currency translation adjustments from accumulated other comprehensive loss to net income since we exited all investments denominated in a currency (which totaled losses of $5.5 million for the nine months ended September 30, 2026), as more fully described in Note 4, Note 5, and Note 14.

Non-Operating Income

Non-operating income primarily consists of interest income on our cash deposits, realized gains and losses on derivative instruments, and dividends from equity securities.

The following table presents non-operating income (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Non-Operating Income
Dividends from our investment in Lineage (Note 8)	$2,821	$2,847	$(26)	$8,567	$8,448	$119
Interest income on our cash deposits	1,217	1,703	(486)	4,102	5,348	(1,246)
Realized gains (losses) on foreign currency collars (Note 9)	686	(1,520)	2,206	1,004	639	365
	$4,724	$3,030	$1,694	$13,673	$14,435	$(762)

W. P. Carey 9/30/2026 10-Q – 50

Earnings from Equity Method Investments

Our equity method investments are more fully described in Note 7. The following table presents earnings from equity method investments (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Earnings from Equity Method Investments
Earnings from Las Vegas Retail Complex	$3,488	$1,828	$1,660	$10,861	$10,216	$645
Earnings from Harmon Retail Center	169	210	(41)	554	633	(79)
Earnings from Kesko Senukai (a)	(70)	323	(393)	52,294	3,051	49,243
	$3,587	$2,361	$1,226	$63,709	$13,900	$49,809
__________
(a)Increase for the nine months ended September 30, 2026 as compared to the same period in 2025 is due to our $49.9 million proportionate share of a gain recognized on the sale of a portfolio of properties by this investment during the second quarter of 2026 (Note 7).

Provision for Income Taxes

For the three months ended September 30, 2026 as compared to the same period in 2025, provision for income taxes increased by $2.0 million, primarily due to the impact of certain international lease restructurings.

For the nine months ended September 30, 2026 as compared to the same period in 2025, provision for income taxes increased by $5.0 million, primarily due to (i) the impact of certain international lease restructurings, (ii) the impact of a deferred tax benefit recorded during the prior year period as a result of an allowance for credit loss recognized on an international property, and (iii) deferred tax expense recognized during the current year period related to the establishment of valuation allowances on certain international properties.

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

Operating Activities — Net cash provided by operating activities decreased by $39.1 million during the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to significantly lower proceeds received from the sales of net investments in sales-type leases and higher interest expense, partially offset by an increase in cash flow generated from net investment activity, higher distributions received from certain unconsolidated equity method investments (Note 7), and scheduled rent increases at existing properties.

Investing Activities — Our investing activities generally comprise real estate-related transactions (purchases and sales) and funding for build-to-suit activities and other capital expenditures on real estate.

W. P. Carey 9/30/2026 10-Q – 51

Financing Activities — Our financing activities generally comprise borrowings and repayments under our Unsecured Revolving Credit Facility and Unsecured Term Loans, issuances and repayments of the Senior Unsecured Notes, payments of non-recourse mortgage loans, settlement of forward issuances of common equity, and payments of dividends to stockholders. During the nine months ended September 30, 2026, we received $742.4 million in net proceeds from the issuance of common stock under our forward equity (Note 12).

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	September 30, 2026	December 31, 2025
Carrying Value
Fixed rate:
Senior Unsecured Notes, net (a)	$7,357,845	$6,950,261
Unsecured Term Loans, net subject to interest rate swaps (a)	921,787	944,663
Non-recourse mortgages, net (a) (b)	98,387	140,646
	8,378,019	8,035,570
Variable rate:
Unsecured Term Loans, net (a)	244,123	251,703
Unsecured Revolving Credit Facility	67,388	435,417
Floating interest rate non-recourse mortgages, net (c)	93,987	—
	405,498	687,120
	$8,783,517	$8,722,690

Percent of Total Debt
Fixed rate	95%	92%
Variable rate	5%	8%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.2%	3.1%
Variable rate	3.5%	3.4%
Total debt	3.2%	3.1%

__________
(a)Aggregate debt balance includes unamortized discount, net, totaling $47.2 million and $39.2 million as of September 30, 2026 and December 31, 2025, respectively, and unamortized deferred financing costs totaling $36.4 million and $30.1 million as of September 30, 2026 and December 31, 2025, respectively.
(b)Includes non-recourse mortgages subject to variable-to-fixed interest rate swaps totaling $32.4 million and $46.0 million as of September 30, 2026 and December 31, 2025, respectively.
(c)Comprises a non-recourse mortgage loan that we assumed in connection with the acquisition of a portfolio of properties during the nine months ended September 30, 2026 from a jointly owned investment in which we own a 70% interest and account for as an equity method investment (Note 4, Note 10).

W. P. Carey 9/30/2026 10-Q – 52

Cash Resources

At September 30, 2026, our cash resources consisted of the following:

•cash and cash equivalents totaling $143.4 million. Of this amount, $112.0 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•our Unsecured Revolving Credit Facility, with available capacity of approximately $1.9 billion (net of amounts reserved for standby letters of credit totaling $2.8 million);
•available proceeds under our ATM Forwards and Equity Forwards totaling approximately $537.5 million (Note 12); and
•unleveraged properties that had an aggregate asset carrying value of approximately $15.8 billion at September 30, 2026, although there can be no assurance that we would be able to obtain financing for these properties.

We may also access the capital markets through additional debt (denominated in both U.S. dollars and euros) and equity offerings, as well as term loans and other bank debt.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements and Liquidity

As of September 30, 2026, we had (i) $143.4 million of cash and cash equivalents, (ii) approximately $1.9 billion of available capacity under our Unsecured Revolving Credit Facility (net of amounts reserved for standby letters of credit totaling $2.8 million), and (iii) available proceeds under our ATM Forwards and Equity Forwards totaling approximately $537.5 million (Note 12). As of September 30, 2026, scheduled debt principal payments total $1.8 million during the remainder of 2026 and $581.7 million during 2027 (Note 10).

During the next 12 months following September 30, 2026 and thereafter, we expect that our significant cash requirements will include:

•paying dividends to our stockholders;
•funding acquisitions of new investments (Note 4);
•funding future capital commitments (Note 4) and tenant improvement allowances;
•making scheduled principal and balloon payments on our debt obligations, including €500 million of senior notes due in April 2027 (Note 10);
•making scheduled interest payments on our debt obligations (future interest payments total $1.6 billion, with $282.8 million due during the next 12 months; interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at September 30, 2026); and
•other normal recurring operating expenses and capital expenditures.

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

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at September 30, 2026.

W. P. Carey 9/30/2026 10-Q – 53

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

W. P. Carey 9/30/2026 10-Q – 54

FFO and AFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to W. P. Carey	$140,950	$140,996	$502,641	$318,040
Adjustments:
Depreciation and amortization of real property	128,394	124,906	397,537	373,773
Gain on sale of real estate, net	(6,960)	(44,401)	(66,920)	(141,002)
Impairment charges — real estate	6,127	19,474	125,556	30,677
Proportionate share of adjustments to earnings from equity method investments (a) (b)	644	2,271	(47,226)	6,145
Proportionate share of adjustments for noncontrolling interests (c)	(23)	(82)	(74)	(242)
Total adjustments	128,182	102,168	408,873	269,351
FFO (as defined by NAREIT) attributable to W. P. Carey	269,132	243,164	911,514	587,391
Adjustments:
Other (gains) and losses (d)	41,566	31,011	(13,783)	221,976
Straight-line and other leasing and financing adjustments	(23,239)	(20,424)	(62,876)	(54,831)
Stock-based compensation	9,968	11,153	31,318	31,244
Amortization of deferred financing costs	5,317	4,874	15,748	14,284
Above- and below-market rent intangible lease amortization, net	3,738	4,363	9,942	10,547
Tax expense (benefit) — deferred and other	606	(1,215)	5,950	823
Other amortization and non-cash items	573	587	1,714	1,726
Merger and other expenses	540	1,021	2,333	1,769
Proportionate share of adjustments to earnings from equity method investments (a)	39	2,194	555	2,417
Proportionate share of adjustments for noncontrolling interests (b)	(5)	(99)	(79)	(227)
Total adjustments	39,103	33,465	(9,178)	229,728
AFFO attributable to W. P. Carey	$308,235	$276,629	$902,336	$817,119

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$269,132	$243,164	$911,514	$587,391
AFFO attributable to W. P. Carey	$308,235	$276,629	$902,336	$817,119
__________
(a)Equity income, including amounts that are not typically recognized for FFO and AFFO, is recognized within Earnings from equity method investments on the consolidated statements of income. This represents adjustments to equity income to reflect FFO and AFFO on a pro rata basis.
(b)Amount for the nine months ended September 30, 2026 includes our $49.9 million proportionate share of a gain recognized on the sale of a portfolio by a jointly owned investment (Note 7).
(c)Adjustments disclosed elsewhere in this reconciliation are on a consolidated basis. This adjustment reflects our FFO or AFFO on a pro rata basis.
(d)Primarily comprises gains and losses on the mark-to-market fair value of equity securities, foreign currency exchange rate movements, changes in the non-cash allowance for credit losses on loans receivable and finance leases, and extinguishment of debt. Includes mark-to-market unrealized losses for our investment in shares of Lineage of $35.8 million and $22.6 million during the three months ended September 30, 2026 and 2025, respectively, and $4.6 million and $91.7 million during the nine months ended September 30, 2026 and 2025, respectively (Note 8).

W. P. Carey 9/30/2026 10-Q – 55

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

Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2026 (in thousands):

	2026 (Remainder)	2027	2028	2029	2030	Thereafter	Total	Fair Value
Fixed-rate debt (a) (b)	$836	$577,858	$1,000,879	$1,074,775	$996,781	$4,809,520	$8,460,649	$7,930,817
Variable-rate debt (a)	$958	$3,830	$248,721	$71,218	$3,830	$77,886	$406,443	$402,323
__________
(a)Amounts are based on the exchange rate at September 30, 2026, as applicable.
(b)Amounts primarily comprise principal payments for our Senior Unsecured Notes. Amounts also include non-recourse mortgages and $926.5 million of unsecured term loans subject to variable-to-fixed interest rate swaps that expire on December 31, 2027 (Note 10).

The estimated fair value of our fixed-rate debt and our variable-rate debt is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at September 30, 2026 would increase or decrease by $2.4 million for our Canadian dollar-denominated debt, by $1.2 million for our euro-denominated debt, and by $0.4 million for our U.S. dollar-denominated debt for each respective 1% change in annual interest rates.

W. P. Carey 9/30/2026 10-Q – 56

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe and Canada, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, British pound sterling, Danish krone, Canadian dollar, and certain other currencies which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed several offerings of euro-denominated senior notes, and have borrowed under our Senior Unsecured Credit Facility and Unsecured Term Loan due 2029 in foreign currencies, including the euro, British pound sterling, and Canadian dollar (Note 10). Volatile market conditions arising from certain macroeconomic factors may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprising principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, British pound sterling, or Danish krone and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at September 30, 2026 of $2.5 million, $0.4 million, and $0.3 million, respectively, excluding the impact of our derivative instruments.

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

W. P. Carey 9/30/2026 10-Q – 57

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2026 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 9/30/2026 10-Q – 58

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

W. P. Carey 9/30/2026 10-Q – 59

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.

Date:	October 28, 2026	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	October 28, 2026	By:	/s/ Brian Zander
Brian Zander
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 9/30/2026 10-Q – 60